Form 10-K
period 1993-11-28
HUNT MANUFACTURING CO
filed 1994-02-24
CIK 49146

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-K
             ANNUAL REPORT PURSUANT TO SECTION 13 OF
               THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                         Commission File
November 28, 1993                                 No. 1-8044
                      HUNT MANUFACTURING CO.
                           (Registrant)
       Pennsylvania                           21-0481254
  ------------------------          ---------------------------------
  (State of incorporation)          (IRS Employer Identification No.)

          230 South Broad Street
             Philadelphia, PA                    19102-4167
- ----------------------------------------     -----------------
(Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code:  (215)732-7700

Securities registered pursuant to Section 12(b) of the Act:
                                                Name of each exchange
     Title of each class:                        on which registered:
    ---------------------                      -----------------------
Common Shares, par value $.10 per share        New York Stock Exchange

Rights to Purchase Series A Junior             New York Stock Exchange
  Participating Preferred Stock

Securities registered pursuant to Section 12(g) of the Act:  None

          The registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days.  Yes   X     No
                        ---       ---
          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K.    X
                                           ---
          The aggregate market value of the registrant's Common Shares (its only voting stock) held by non-affiliates of the registrant as of February 1, 1994 was approximately $226,000,000. (Reference is made to p.13 herein for a statement of the assumptions upon which this calculation is based.)

          The number of shares of the registrant's Common Shares outstanding as of February 1, 1994 was 16,121,738.

                   DOCUMENTS INCORPORATED BY REFERENCE
          Certain portions of the registrant's 1994 definitive proxy statement relating to its scheduled April 1994 Annual Meeting of Shareholders (which proxy statement is expected to be filed with the Commission not later than 120 days after the end of the registrant's last fiscal year) are incorporated by reference into Part III of this report.

                              PART I

Item 1.  Business

General

          Hunt Manufacturing Co. and its subsidiaries (herein called the "Company", unless the context indicates otherwise) are primarily engaged in the manufacture and distribution of office products and art/craft products which the Company markets worldwide.

Business Segments

          The following table sets forth the Company's net sales and operating profit by business segment for the last three fiscal years:

                                     1993         1992        1991
                                   --------     --------    --------
                                          (In thousands)
     Net Sales:
          Office products.......   $142,462     $126,101    $120,103
          Art/Craft products....    113,688      108,828     108,519
                                   --------     --------    --------
               Total...........    $256,150     $234,929    $228,622
                                   ========     ========    ========

     Operating Profit:
          Office products.......   $ 11,411     $  8,541    $  6,369
          Art/Craft products....     18,832       18,516      17,618
                                   --------     --------    --------
               Total...........    $ 30,243     $ 27,057    $ 23,987
                                   ========     ========    ========
- -------------
          See Items 6 and 7 herein and Note 15 to Consolidated Financial Statements herein for further information concerning the Company's business segments (including information concerning identifiable assets).

Office Products

          The Company has three major classes of office products: mechanical and electromechanical products; office furniture and related products; and desktop accessory products. The amounts and percentages of net sales of these product classes for the last three fiscal years were as follows:

                                1993             1992               1991
                          --------------    ---------------    ---------------
                                      (Dollars in thousands)
Product Class:
  Mechanical and
    Electromechanical.... $ 70,047   49%    $ 62,323   49%     $ 57,592   48%
  Office furniture.......   44,233   31       37,271   30        36,526   30
  Desktop accessories....   28,182   20       26,507   21        25,985   22
                           -------  ---     --------  ---      --------  ---
      Total.............. $142,462  100%    $126,101  100%     $120,103  100%
                          ========  ===     ========  ===      ========  ===

      The Company's mechanical and electromechanical office products consist of a variety of items sold under the Company's BOSTON brand, including manual and electric pencil sharpeners; paper punches; paper trimmers and paper shredders; electric letter openers; spring clips used to hold sheets of paper; manual and electronic staplers; electric air cleaners and other related products. The Company's specialty office furniture and related products are designed primarily to meet specific needs created by new office technologies and are sold under the BEVIS brand name. These products include conference, computer, utility and folding tables; office chairs; bookcases and screen panels; metal and wood workstations for computer terminals, personal computers, word processors, printers and other similar electronic office equipment; and home/office furniture. The Company's desktop accessory products consist of an array of items marketed under its LIT-NING brand, including metal horizontal and vertical files, letter trays, desk organizers and paper sorting racks. Also included in desktop accessory products are a broad range of products that support the use of computers such as computer diskette storage devices, printer stands, mouse pads, and surge suppressors which are marketed under the MEDIAMATE brand name.

          The Company consistently has sought to expand its office products business through internal product development, the acquisition of distribution rights to products which complement or extend the Company's established lines, the acquisition of complementary businesses and through increased distribution of its office products to the general consumer. Examples of new office product introductions by the Company in recent years are BOSTON brand electronic staplers, various models of air cleaners, automatic personal paper shredder, and desk-top laminators; BEVIS UNIWORX, BEVIS ULTRAWORX and BEVIS MEGAWORX lines of modular offices furniture systems; BEVIS STACKAWAYS stackable chairs; MEDIAMATE LASERRAK printer stands; MEDIAMATE FASTRAC mouse pads; MEDIAMATE multi-media storage files and MEDIAMATE POWER TAMER surge suppressors.

          There are three major and generally distinct domestic markets for the Company's office products: commercial offices, home offices and the gen-eral consumer. The commercial line of the Company's office products is distributed primarily through a network of office supply wholesalers and dealers and office product superstores. Sales to the home office and the general consumer include mechanical and electromechanical products which are sold through large retail outlets, such as office superstores, drug and food chain stores, variety stores, discount chains, catalog showrooms and membership chains. The consumer market has increased significantly over the last few years primarily due to the dramatic growth of office superstores. A more limited line of products is sold to schools through specialized school supply distributors.

Art/Craft Products

          The Company manufactures and distributes three major classes of art/craft products: mounting and laminating products; art supplies; and hobby/craft products. The amounts and percentages of net sales of these three product classes for the last three fiscal years were as follows:



                            1993               1992                 1991
                       -------------       -------------       -------------
                                    (Dollars in thousands)
Product  Class:
   Mounting  and
    laminating....    $ 68,734   61%       $ 63,475   58%       $ 61,851   57%
   Art supplies...      27,569   24          29,134   27          29,569   27
   Hobby/craft....      17,385   15          16,219   15          17,099   16
                      --------  ---        --------- ---       ---------  ---
    Total.........    $113,688  100%       $108,828  100%       $108,519  100%
                      ========  ===        ========  ===        ========  ===

          The Company's mounting and laminating products are used largely by picture framers, graphic artists, display designers and photo laboratories, and include a range of BIENFANG foam boards; TECHMOUNT dry mount adhesive products; pressure sensitive and dry mount adhesive products sold under the SEAL and ADEMCO-SEAL brands, as well as under the COLORMOUNT, SEALEZE and PRINT GUARD brand names; an array of mounting and laminating equipment sold under the CLEAR TECH, SEALEZE, and IMAGE SERIES brand names; and specialty tapes and films supplied under various private brands. The Company's art supply products are used primarily by commercial and amateur artists, and include commercial and fine art papers which the Company converts, finishes and sells under its BIENFANG brand; various types of X-ACTO brand knives and blades; SPEEDBALL paint markers and acrylic and water-color paints; and CONTE(1) pastels, crayons and related drawing products, for which the Company is the exclusive United States and Canadian distributor. The Company's hobby/craft products generally are used by hobbyists and craft enthusiasts and include SPEEDBALL print-making products; ACCENT MATS beveled-edge picture framing mats; SPEEDBALL ELEGANT WRITERS and PANACHE calligraphy products; and X-ACTO brand tools and kits.

          The Company consistently has sought to expand its art/craft business primarily through acquisitions of complementary businesses and of distribution rights to complementary products manufactured by others, through internal product development, and through increased distribution of its art/craft products to the general consumer. Major art/craft products introduced during

- ------------
(1). Trademark of Conte S.A.

the last several fiscal years include BIENFANG colored foam board, as well as SINGLE STEP adhesive coated BIENFANG foam board; BIENFANG project display board; PANACHE calligraphy products; SPEEDBALL FABRIC PAINTERS non-toxic pen-type acrylic-based paint markers; TECHMOUNT dry mount adhesive products; CLEAR TECH pouch laminators; IMAGE SERIES large format laminators; CLEAR GUARD protective adhesive film; THERMASHIELD laminating film, and X-ACTO board cutter, self healing mats, hobby rulers and rotary cutters. The acquisition of the Graphic Arts Group from Bunzl plc during fiscal 1990 has significantly expanded the number of the Company's mounting and laminating products and enhanced the Company's position in the framing and photomounting markets. In 1993, the Company acquired IMAGE TECHNOLOGIES, Inc., a start-up company engaged in the development and production of large format laminators, which has allowed the Company to broaden its distribution into the digital imaging market. BIENFANG foam board has been particularly important, as it has allowed the Company to penetrate the picture framing and sign and display exhibit markets, yet it also holds wide appeal to the traditional customer groups in art supply and hobby/craft markets. The success of foam board has been attributable, in significant part, to the Company's ability to offer the end-user a variety of value-added foam board products, such as colored or adhesive coated foam board.

          Traditionally, the Company's art/craft products have been distributed primarily through wholesalers (framing, photomounting, art and hobby), dealers (specialized art supply and hobby/craft stores), general consumer-oriented retail outlets (primarily office product superstores and chain stores), industrial concerns (photo labs, screen printers) and through specialized school supply distributors. Over the last several years, consumer-oriented retail outlets have become an increasingly important distribution channel for the Company's art/craft products.

Sales and Marketing

          General

          The Company has over 15,000 active customers, the ten largest of which (three being office product superstore chains) accounted for approximately 37% of its sales in fiscal 1993. The largest single customer accounted for approximately 7% of sales for that year. There is a continuing trend toward consolidation of wholesalers, dealers and superstores, resulting in an increasing percentage of the Company's sales being attributable to a smaller number of customers. See Item 7 of this report.

          Because most of the Company's sales are made from inventory, the Company customarily operates without a material backlog. The Company's sales generally are not subject to significant seasonal fluctuations. See Note 14 to Consolidated Financial Statements herein.

          Domestic Operations

          Domestic marketing of the Company's office products and art/craft products is effected principally through six separate sales forces, one each for office products, furniture, computer accessory products, art/craft products, photomounting and mass market. The combined sales forces are comprised of over 30 Company salespeople and over 300 independent manufacturers' representatives.

          The Company maintains domestic distribution centers in Florence, Kentucky; Florence, Alabama; and Laredo, Texas, for office products; Naugatuck, Connecticut; and Cottage Grove, Wisconsin, for art/craft products; and in Statesville, North Carolina, for both office and art/craft products.

          Foreign Operations

          The Company distributes its products in more than 60 foreign markets through its own sales force of seven area sales managers and 18 salespersons, and through over 40 independent sales agents and over 150 distributors.

          Sales of office products and art/craft products represented approximately 47% and 53%, respectively, of the Company's export sales in fiscal 1993, with electrical and mechanical pencil sharpeners, paper punches, staplers, X-ACTO brand knives and blades, BIENFANG paper and foam board products and pressure sensitive and dry mount adhesive products accounting for the major portion of these sales. Sales from foreign operations were attributable to the Graphic Arts Group acquired in 1990 and included mounting and laminating products, as well as specialty tapes and films. See Note 15 to Consolidated Financial Statements herein for further information concerning the Company's foreign operations.

          The Company maintains distribution centers in Ontario, Canada; Basildon, England; and in Kornwestheim, Germany.

          Foreign operations are subject to the usual risks of doing business abroad, particularly currency fluctuations and foreign exchange controls. See also Note 1 to Consolidated Financial Statements herein for information concerning hedging.

Manufacturing and Production

          The Company's operations include manufacturing and converting of products, as well as purchasing and assembly of various component parts. Excluding products for which it acts as a distributor, the vast majority of the Company's sales are of products which are either manufactured, converted or assembled by it. See Item 2 herein for information concerning the Company's manufacturing facilities.

          The Company customarily has more than one source of supply for its critical raw materials and component parts, and its businesses have not been materially hindered by shortages or increased prices for such items.

Competition

          The Company does not have any single competitor which offers substantially the same overall lines of either office products or art/craft products as the Company. However, competition in a number of areas of the Company's businesses, such as electric pencil sharpeners, paper punches, staplers, office furniture, computer diskette storage and related accessory products, paints and foam board, is substantial, and some of the Company's competitors are larger and have considerably greater financial resources than the Company.

          Because of the fragmented nature of the office products and art/craft products businesses, the multiple markets served by the Company, and the dearth of published market data, the Company generally is not able to determine with certainty its relative domestic or foreign market share for its various products. Nevertheless, the Company believes that it is among the leaders in domestic markets in a number of its products, including manual pencil sharpeners; electric sharpeners; electronic staplers; metal paper organizing products; BIENFANG foam board products; mounting and laminating materials and equipment; X-ACTO brand knives and blades; calligraphy products; and specialty commercial and fine art papers. The Company also believes that it is among the leaders in the United Kingdom picture framing and photomounting market for dry mounting products.

          The Company considers product performance and brand recognition to be important competitive factors in its businesses, but competitive pricing and promotional discounts have become increasingly important, particularly in the office products and certain mounting and laminating product areas.

Trademarks, Patents and Licenses

          The Company's business is not dependent, to a material extent, upon any patents. However, the Company regards its many trademarks as being of substantial value in the marketing of its various products. The following trademarks mentioned in this report are owned by the Company: ACCENT MATS (R), ADEMCO-SEAL (TM), BEVIS (R), BEVIS (R) MEGAWORX (TM), BEVIS (R)
STACKAWAYS (TM), BEVIS (R) ULTRAWORX (TM), BEVIS (R) UNIWORX (TM),
BIENFANG (R), BOSTON (R), CLEAR GUARD (TM), CLEAR TECH (R), COLORMOUNT (R), IMAGE SERIES (TM), LIT-NING (R), MEDIAMATE (R), MEDIAMATE (R) FASTRAC (R), MEDIAMATE (R) LASERRAK (R), MEDIAMATE (R) POWER TAMER (TM), PANACHE (R),
PRINT GUARD (R), SEAL (R), SEALEZE (R), SINGLE STEP (R), SPEEDBALL (R), SPEEDBALL (R) ELEGANT WRITERS (R), SPEEDBALL (R) FABRIC PAINTERS (TM), TECHMOUNT (R), THERMASHIELD (TM) and X-ACTO (R).

          The Company also has been granted exclusive distribution rights in designated territories with respect to various products, including CONTE drawing products; air cleaners, fans and heaters which are manufactured by other companies and sold by the Company under the BOSTON brand name; and PERFECT DATA(2) computer cleaning products. Such rights customarily are granted for limited periods, after which they expire or may be terminated at the option of the grantor. The Company's distribution rights generally are of limited duration (usually not in excess of five years) and may be terminated

- ----------
(2). Trademark of Perfect Data Corporation.

or expire, in certain cases, with as little as approximately six months notice from the grantor of such rights. While the Company's business is not dependent upon any of these distribution rights (no line of such distributed products having accounted for as much as 3% of the Company's net sales in fiscal 1993), the loss of the right to market certain products could have an adverse effect on the Company's profitability.

          In December 1993, the Company entered into a distribution agreement with Schwan-STABILO Schwanhausser GmbH & Co., a German manufacturer of writing instruments and markers for the office and art markets, granting the Company the exclusive right to market and distribute these products in the United States.

Research and Development

          During fiscal 1993, the Company spent approximately $1.7 million on Company-sponsored research and development, as compared with approximately $1.5 million in fiscal 1992 and $1.2 million in fiscal 1991.

Personnel

          As of February 1, 1994, the Company had approximately 2,200 full-time employees.

Environmental Matters

          Prior to the Company's acquisition of Seal Products, Inc. ("Seal") from Bunzl plc in May 1990, it was discovered that some hazardous waste materials had been stored at Seal's premises located in Naugatuck, Connecticut. In compliance with applicable state law, this environmental condition was reported to the Connecticut Department of Environmental Protection by Bunzl. Seal, which now is a subsidiary of the Company, may be partially responsible under law for the environmental conditions on the premises and any liabilities resulting therefrom. However, in connection with the Company's acquisition of Seal, Bunzl agreed to take responsibility for correcting such environmental conditions and, for a period of seven years, to indemnify Seal and the Company for such resulting liabilities, subject to certain limitations. Bunzl currently is in the process of remediating the environmental conditions. It is believed that a substantial portion of the remediation has been completed, although continued testing is planned.

          The Company is also involved on a continuing basis in monitoring its compliance with environmental laws and in making capital and operating improvements necessary to comply with existing and anticipated environmental requirements. Despite its efforts, the Company has been cited for occasional violations or alleged violations of environmental laws or permits. Expenses incurred by the Company to date relating to violations of and compliance with environmental laws and permits have not been material. While it is impossible to predict with certainty, management currently does not foresee such expenses in the future as having a material effect on the Company's business, results of operations or financial condition.

Item 2.   Properties

          The Company presently maintains its principal executive offices at 230 South Broad Street, Philadelphia, PA 19102 in approximately 35,000 square feet of leased space under a lease expiring in 1994.

          The following table sets forth information with respect to certain of the other facilities of the Company:

Industry        Primary                                  Approximate          Owned or
segment         function            Location                size              leased
- --------        -----------         ------------         ------------         ---------
Office          Warehouse &         Fresno, CA(1)        137,000 sq.          Owned
Products        Offices                                  ft. in 3 bldgs.
                                                         on 9 acres

                 Manufacturing      Florence,            108,000 sq.          (2)
                 & Offices          KY                   ft. bldg.
                                                         on 27 acres

                 Warehouse          Florence,            202,000 sq.          Leased
                 & Offices          KY                   ft. bldg.            (exp. 1996)

                 Manufacturing      Florence,            266,000 sq.          Owned (3)
                 & Offices          AL                   ft. bldg.
                                                         on 24 acres

                 Manufacturing      Nuevo Laredo,        47,000 sq. ft.       Leased
                 & Offices          Mexico               in 2 bldgs.          (exp. 1998)

                 Warehouse          Laredo,              45,000 sq.           Leased
                 & Offices          TX                   ft. bldg.            (exp. 1997)
                     -----------------------------------------------------
Art/Craft        Manufacturing      Statesville,         219,000 sq.          (4)
Products         & Offices          NC                   ft. bldg.
                                                         on 13 acres

                 Manufacturing,     Naugatuck,           86,000 sq.           Leased
                 Warehouse &        CT                   ft. bldg.            (exp. 2000)
                 Offices                                 on 15 acres

                 Manufacturing,     Basildon,            64,000 sq. ft.       Owned
                 Warehouse &        England              in two bldgs.
                 Offices                                 on 3 acres
                     ------------------------------------------------------
Office           Manufacturing      Statesville,         196,000 sq.          Owned
Products         & Offices          NC                   ft. bldg.
and Art/Craft                                            on 16 acres
Products
                 Warehouse          Statesville,         190,000 sq.          Leased
                 & Offices          NC                   ft. bldg.            (exp. 2005)

                 Warehouse          Ontario,             52,000 sq.           Leased
                 & Offices          Canada               ft. bldg.            (exp. 1996)

(1) During fiscal 1992, the Company transferred the manufacturing (but not the warehouse and distribution) function of this facility to Florence, Kentucky, in connection with the relocation and consolidation of its LIT-NING operations. See Note 2 to Consolidated Financial Statements herein for additional information. Recently, the Company decided to transfer the remaining warehouse and distribution function of this facility to Florence, Kentucky, during fiscal 1994.

(2) The construction and expansion of this facility was financed by the issuance of industrial revenue bonds by the City of Florence, Kentucky. The City retains title to the property and leases it to the Company for rental payments equal to principal and interest payments on the bonds. The Company has the option, subject to certain conditions, to purchase the property. During fiscal 1989 two of the three bond issues relating to this financing matured. The third bond issue matured in fiscal 1993. In each instance, the Company exercised its option to continue to lease from the City, at a nominal consideration, the properties associated with the respective bond issues for a period of ten years. See Notes 6 and 11 to Consolidated Financial Statements herein for information concerning indebtedness and capital lease obligations relating to various of the Company's facilities.

(3) A portion of this facility was financed by the issuance of industrial revenue bonds by the City of Florence, Alabama, which are collateralized by a plant facility and certain equipment.

(4) A portion of this facility was financed by the issuance of industrial revenue bonds by the Iredell County Industrial Facilities and Pollution Control Financing Authority. The Authority retains title to the property and leases it to the Company for rental payments equal to principal and interest payments on the bonds. The Company has the option, subject to certain conditions, to purchase the property.

          At present, the Company's facilities generally are believed to be adequately utilized and suitable for the Company's present needs, except for one warehouse facility that has excess capacity which the Company has successfully subleased.


Item 3.   Pending Legal Proceedings

          There currently are no material pending legal proceedings (within the meaning of the Form 10-K
Instructions), other than routine litigation incidental to the business of the Company, to which the Company is a party or to which any of its property is subject. See Note 11 to Consolidated Financial Statements herein and Item 1-- "Environmental Matters" herein.


Item 4.   Submission of Matters to a Vote of Security Holders

          No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year covered by this report.

                      Additional Information

          The following information is furnished in this Part I pursuant to Instruction 3 to Item 401(b) of Regulation S-K:

                Executive Officers of the Company

     Name                Age                 Position
     ----                ---                 --------
Ronald J. Naples         48        Chairman of the Board and
                                   Chief Executive Officer

Robert B. Fritsch        62        President and Chief Operating Officer

John W. Carney           50        Vice President, Human Resources

William E. Chandler      50        Senior Vice President, Finance (Chief
                                   Financial Officer), and Secretary

Roy M. Delizia           50        Vice President, Corporate Planning and
                                   Development

Spencer W. O'Meara       47        Vice President and General
                                   Manager

W. Ernest Precious       52        Vice President and General Manager

Robert K. Scribner       47        Vice President and General Manager

Eugene A. Stiefel        46        Vice President, Information Services



          The executive officers of the Company customarily are elected annually by the Board of Directors to serve, at the pleasure of the Board, for a period of one year or until their successors are elected. All of the executive officers of the Company, except for Messrs. Chandler, Scribner, Delizia and Stiefel have served in varying executive capacities with the Company for over five years.

          Mr. Chandler was elected an executive officer of the Company in February 1993. He joined the Company in September 1992 after three years at Bally Manufacturing Corporation during which he held positions as Acting Chief Financial Officer and Vice President, Financial Operations and Controller. Prior to that, he served for three years at Household Manufacturing, Inc. as Senior Vice President of Finance, Treasurer and Chief Financial Officer.

          Mr. Scribner was elected an executive officer of the Company in December 1990. He joined the Company in December 1986 as Vice President, Sales and Marketing, Office Products.

          Messrs. Delizia and Stiefel were elected executive officers of the Company in April 1993. Mr. Delizia joined the Company in October 1983 and has served as Vice President, Corporate Development and Planning since 1987. Mr. Stiefel joined the Company in February 1985 and has served as Vice President, Information Services since 1987.

                ------------------------------------------

          For the purposes of calculating the aggregate market value of the shares of common stock of the Company held by nonaffiliates, as shown on the cover page of this report, it has been assumed that all the outstanding shares were held by nonaffiliates except for the shares held by directors and officers of the Company. However, this should not be deemed to constitute an admission that all directors and officers of the Company are, in fact, affiliates of the Company, or that there are not other persons who may be deemed to be affiliates of the Company. Further information concerning shareholdings of officers, directors and principal shareholders is included in the Company's definitive proxy statement filed or to be filed with the Securities and Exchange Commission.

                -----------------------------------------

                             PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters

          (a) The Company's common stock is traded on the New York Stock Exchange (trading symbol "HUN"). The following table sets forth the high and low quarterly sales prices of the Company's common stock during the two most recent fiscal years (all as reported by The Wall Street Journal):


                                    Fiscal Quarter
                                         1993
                     --------------------------------------------
                     First       Second        Third       Fourth
                     -----       ------        -----       ------
            High    $15 1/4      $16 1/4       $16 1/4     $16 3/8
            Low      12 3/4       13 5/8        13 1/4      15 1/4

                                    Fiscal Quarter
                                         1992
                     --------------------------------------------
                     First       Second        Third       Fourth
                     -----       ------        -----       ------
            High    $17 1/8      $16 7/8       $16 1/8     $14 3/8
            Low      13 5/8       14 1/8        12 1/4      11 1/4




          See Note 10 to Consolidated Financial Statements herein for information concerning certain Rights which were distributed by the Company to shareholders in 1990 and which currently are deemed to be attached to the Company's common stock.

          (b) As of February 1, 1994, there were approximately 1,200 record holders of the Company's common stock, which number does not include shareholders whose shares were held in nominee name.

          (c) During the past two fiscal years, the Company has paid regular quarterly cash dividends on its common stock at the following rates per share:
1993 - $.0875 per quarter and 1992 - $.085 per quarter.

          Certain of the Company's credit agreements contain restrictions on the Company's present and future ability to pay dividends. See Note 6 to Consolidated Financial Statements herein.

Item 6.   Selected Financial Data

          The following table contains selected financial data for each of the Company's last five fiscal years. This data should be read in conjunction with the Company's Consolidated Financial Statements (and related notes) appearing elsewhere in this report and with
Item 7 of this report.


                                        Year Ended
                  --------------------------------------------------------
                  Nov. 28,     Nov. 29,     Dec. 1,     Dec. 2,     Dec. 3,
                   1993          1992       1991(1)     1990(2)     1989(3)
                  -------      -------      -------     -------     -------
                          (In thousands, except per share data)

Net Sales         $256,150    $234,929     $228,622    $220,099    $203,444

Net Income          14,928      13,302        9,586      12,011      18,804

Net Income
  Per Share(4)         .93         .83          .60         .75        1.17

Total Assets       156,317     144,170      151,824     154,361     127,947

Long-Term Debt       3,003       6,160       17,271      26,498       9,674

Cash Dividends
  Per Share(4)         .35         .34          .32         .31         .27

- -----------------------
(1) In the fourth quarter of fiscal 1991, the Company recorded a charge to net income of approximately $2.7 million, or $.17 per share, for anticipated costs relating to the relocation and consolidation of certain manufacturing and distribution operations. See Note 2 to Consolidated Financial Statements herein.

(2) The Company acquired the Graphic Arts Group from Bunzl plc on May 4, 1990. In addition, in the fourth quarter of fiscal 1990, the Company recorded a charge to net income of approximately $1 million, or $.06 per share, relating to the discontinuance of certain products.

(3) The Company acquired the Data Products Division of Amaray International Corporation on June 23, 1989.

(4)  Adjusted for stock splits.

Item 7.  Management's Discussion and Analysis of Financial
        Condition and Results of Operations

Financial Condition

          The Company improved its already strong financial condition in fiscal 1993, with net cash flow provided by operating activities increasing to $23.2 million from $20.4 million and $19.9 million in fiscal 1992 and 1991, respectively. These fiscal 1993 net cash flows were more than sufficient to fund additions to property, plant and equipment of $10.3 million, to pay cash dividends of $5.6 million and to reduce debt by $1.2 million. The percentage of debt to equity was reduced to 5.3% at the end of fiscal 1993 from 6.9% and 18.1% at the end of fiscal 1992 and 1991, respectively.

          Working capital increased to $47.1 million at November 28, 1993 from $45.5 million at November 29, 1992 as a net result of an $8.5 million increase in current assets, partially offset by a $6.9 million increase in current liabilities. The increase in current assets was primarily due to a $4.8 million increase in cash and cash equivalents, as well as to a $3 million increase in inventories. Higher inventories were largely the result of new products introduced in fiscal 1993, as well as higher anticipated sales volume. Accounts receivable turnover improved in fiscal 1993, and the balance of past due accounts was reduced significantly. The increase in current liabilities was principally the result of higher accounts payable (up $2.8 million), accrued salaries, wages and commissions (up $2.0 million) and current portion of long-term debt balance (up $1.9 million). The accounts payable increase was due to timing of and payment for raw materials received near the end of the fiscal year. The increase in accrued salaries, wages and commissions was primarily due to higher management incentive compensation accrued for fiscal 1993.

          Management expects that expenditures for additions to property, plant and equipment to increase capacity and productivity in fiscal 1994 will approximate the level expended for such purposes in fiscal 1993.

          The Company currently has line-of-credit agreements with three banks providing for borrowing capacity totaling $45 million. There were no borrowings under these line-of-credit agreements at the end of fiscal 1993. Management believes that funds generated from operations combined with existing credit agreements are sufficient to meet currently anticipated working capital and other capital and financing requirements. If additional resources are needed, management believes that the Company could obtain funds at competitive costs.


Results of Operations

Comparison of Fiscal 1993 vs. 1992

          Net Sales and Earnings. Net sales of $256.2 million for fiscal 1993 increased 9% from $234.9 million in fiscal 1992 due primarily to higher unit volume largely attributable to new products. Average selling prices decreased approximately 3% in fiscal 1993 from fiscal 1992 prices due to continuing competitive pressures discussed below and to foreign currency exchange rate changes of approximately 1%.

          Office products sales increased 13% in fiscal 1993 to $142.5 million from $126.1 million in fiscal 1992. This increase was led by higher sales of office furniture products, which were up 18.7%, primarily due to broadened distribution for these products gained in fiscal 1993. Mechanical and electromechanical products sales grew by 12.4% in fiscal 1993 due, in large part, to higher sales of Boston brand products, and desktop accessory products were up 6.3% attributable principally to new products, particularly MediaMate brand computer-related accessories. Export sales of office products increased 5.2% in fiscal 1993 largely as a result of higher sales in Canada.

          Art/craft products sales of $113.7 million for fiscal 1993 increased 4.5% from fiscal 1992 sales of $108.8 million. This increase was the net result of higher sales of mounting and laminating products (up 8.3%) and hobby/craft products (up 7.2%), partially offset by lower sales of art supplies (down 5.4%). The mounting and laminating sales increase was principally attributable to higher sales of Seal brand laminating equipment. The hobby/craft products sales increase was largely due to higher sales of X-Acto brand knife and tool kits. The decrease in sales of art supplies was attributable primarily to lower sales of Bienfang brand art paper products. Export sales of art/craft products were essentially unchanged in fiscal 1993, and foreign sales decreased 11.3% primarily due to a decrease in the value of the British pound sterling. Excluding the effect of exchange rate changes, foreign sales increased 3.2% in fiscal 1993.

          Net income of $14.9 million for fiscal 1993 grew 12.2% from fiscal 1992 net income of $13.3 million, and earnings per share increased to $.93 in fiscal 1993 from $.83 reported for fiscal 1992. Higher sales volume and lower interest expense were significant factors leading to the earnings increase.

          In December 1993 the Company was selected by Schwan-STABILO, a prominent manufacturer based in Germany, to be the exclusive distributor in the U. S. of its STABILO(R) BOSS(R) fluorescent highlighting markers and a wide range of other products for the office, art and graphics markets. The purchase of inventories and commencement of distribution is expected to take place at the end of the first quarter of fiscal 1994.

          Gross Profit. The Company's gross profit margin decreased to 40.1% of net sales in fiscal 1993 from 40.7% in 1992. The domestic gross profit margin decreased to 40.3% from 41%, and the foreign gross profit margin decreased to 26.7% from 28.6% in 1993 and 1992, respectively. The overall decrease was attributable to lower selling prices which were largely offset by lower raw material costs, the favorable effect of higher sales volume leveraging relatively fixed manufacturing overhead costs and lower employee fringe benefit expenses. Management expects the pressure on selling prices to continue due to the competitive environment for many of the Company's products, and also expects upward pressure on costs for certain raw material commodities, such as wood and steel, due to market conditions. Management plans to continue to seek productivity and operating process improvements and further cost reductions for other materials to offset these pressures.

          Selling, Shipping, Administrative and General Expenses. Selling and shipping expenses, as a percentage of net sales, were reduced to 20.6% in fiscal 1993 from 21.1% in fiscal 1992 primarily as a result of lower sales force commission expenses due, in part, to changes in customer sales mix.

          Administrative and general expenses increased to $25.4 million in fiscal 1993 from $23.1 million in fiscal 1992 primarily as a result of higher management incentive compensation expenses and higher management consulting fees.

          Interest Expense. Interest expense was reduced to $.2 million in fiscal 1993 from $1.1 million in fiscal 1992 due principally to debt reduction at the end of fiscal 1992 and in fiscal 1993, as well as to an increase in capitalized interest in fiscal 1993 related to additions to property, plant and equipment.

          Provision for Income Taxes. The Company's effective tax rate decreased to 37.9% in fiscal 1993 from 38.4% in fiscal 1992 as a net result of losses incurred by the European operations in fiscal 1992 which did not generate offsetting tax benefits, partially offset by an increase in the U. S. statutory corporate tax rate in fiscal 1993 from 34% to 35% retroactive to January 1, 1993.

          Environmental Matters. The Company is involved on a continuing basis in monitoring its compliance with environmental laws and in making capital and operating improvements necessary to comply with existing and anticipated environmental requirements. Despite its efforts, the Company has been cited for occasional violations or alleged violations of environmental laws or permits. Expenses incurred by the Company to date relating to violations of and compliance with environmental laws and permits have not been material. While it is impossible to predict with certainty, management currently does not foresee such expenses in the future as having a material effect on the Company's business, results of operations or financial condition (see Note 11 of the Notes to Consolidated Financial Statements).


Comparison of Fiscal 1992 vs. 1991

          Net Sales and Earnings. Net sales increased 2.8% to $234.9 million in fiscal 1992 from $228.6 million in fiscal 1991. This increase was largely the result of higher unit volume, as selling prices were essentially unchanged in fiscal 1992 from those in fiscal 1991.

          Office products sales of $126.1 million for fiscal 1992 increased 5% from the $120.1 million for fiscal 1991. The increase was led by higher sales of mechanical and electro-mechanical products, which grew by 8.2%, while desktop accessory and office furniture products grew by 2%. The growth in sales of mechanical and electromechanical products was primarily due to higher sales of Boston brand products. Export sales of office products increased 5.8% in fiscal 1992.

          Art/craft products sales of $108.8 million in fiscal 1992 were essentially unchanged from those in fiscal 1991 as a net result of higher sales of mounting and laminating products (up 2.6%), offset by lower sales of hobby/craft products (down 5.1%) and art supplies (down 1.5%). The decrease in sales of hobby/craft products was due, in large part, to lower sales of X-Acto brand knife and tool kits. Export sales of art/craft products decreased 1.3% in fiscal 1992 and foreign sales decreased 7.2%. The foreign sales decrease was attributable, in significant part, to the unfavorable economic environment in the United Kingdom.

          Net income of $13.3 million and earnings per share of $.83 for fiscal 1992 increased by more than 38% from net income of $9.6 million, or $.60 per share for fiscal 1991. The 1991 results included an after-tax provision of $2.7 million, or $.17 per share, for the relocation and consolidation of the Company's Lit-Ning office products operations in California and distribution operations in the United Kingdom. Excluding this provision, net income and earnings per share increased approximately 8% in fiscal 1992 on a comparable basis with fiscal 1991 results.

          Gross Profit. The Company's gross profit was 40.7% of net sales in fiscal 1992, which approximated the fiscal 1991 percentage. This was largely the net result of higher gross profit percentages generated by the Company's foreign operations, partially offset by lower gross profit percentages for the domestic operations. The gross profit percentage increase for the Company's foreign operations, which improved to 28.6% in fiscal 1992 from 21.1% in fiscal 1991, was due to a decrease in 1992 in write-offs of excess inventories incurred by the United Kingdom operations as compared to 1991. These higher write-offs, which depressed fiscal 1991 gross profits for the foreign operations, related principally to inventories of laminating equipment determined to be excess or obsolete. The gross profit percentage decrease for the U. S. operations, which declined to 41% in fiscal 1992 from 42.2% in fiscal 1991, was attributable to several factors, including higher raw material costs and employee fringe benefit expenses, particularly health care and workers' compensation insurance. These higher costs were not able to be offset by higher selling prices because of the competitive environment in the distribution channels for certain of the Company's products, particularly office products and certain mounting and laminating products.

          Selling, Shipping, Administrative and General Expenses. Selling and shipping expenses, as a percentage of net sales, increased to 21.1% in fiscal 1992 from 20.4% in fiscal 1991, largely due to higher sales promotional allowances, freight costs and new product development and packaging expenses.

          Administrative and general expenses were reduced 1.7% in fiscal 1992 to $23.1 million from $23.5 million in fiscal 1991, which was principally attributable to lower consulting fees and reductions in management incentive compensation.

          Interest Expense. Interest expense was reduced to $1.1 million in fiscal 1992 from $2.1 million in fiscal 1991 due primarily to reduction of long-term debt at the end of fiscal 1991 and during fiscal 1992 and, to a lesser extent, to lower interest rates.

          Provision for Income Taxes. The Company's effective tax rate decreased to 38.4% in fiscal 1992 from 44% in fiscal 1991 attributable, in large part, to a reduction in losses incurred by the European operations which did not generate current offsetting tax benefits.

New Accounting Standards

          Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," will require the calculation of deferred income taxes using the asset and liability method, which includes a requirement for adjustment of deferred tax balances for income tax rate changes. Future years' net income will be subject to increased volatility depending upon the frequency of tax rate changes. The Company will adopt the provisions of SFAS No. 109 in the first quarter of fiscal 1994, and the cumulative effect of this change of accounting principle for income taxes is expected to increase fiscal 1994 earnings per share by approximately $.05.

          SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pension," requires accrual accounting for all postretirement benefits other than pensions. When adopted in fiscal 1994, based on the Company's current fringe benefit policies, the requirements of SFAS No. 106 are expected to have no impact on the results of operations or financial condition of the Company.

          SFAS No. 112, "Employers' Accounting for Postemployment Benefits," requires the accrual of postemployment benefits if the obligation is attributable to employees' services already rendered, employees' rights to those benefits accumulate or vest, payment of the benefits is probable and the amount of the benefits can be reasonably estimated. When adopted in fiscal year 1995, the Company currently does not believe SFAS No. 112 will have a material effect on the results of its operations or financial condition.



Item 8.   Financial Statements and Supplementary Data

          Financial statements and supplementary financial information specified by this Item, together with the report of Coopers & Lybrand thereon, are presented following Item 14 of this report.


Item 9.   Disagreements on Accounting and Financial Disclosure

          Not applicable.

                             PART III

Incorporated by Reference

          The information called for by Item 10 "Directors and Executive Officers of the Registrant" (other than the information concerning executive officers set forth after Item 4 herein), Item 11 "Executive Compensation",
Item 12 "Security Ownership of Certain Beneficial Owners and Management" and
Item 13 "Certain Relationships and Related Transactions" is incorporated herein by reference to the Company's definitive proxy statement for its Annual Meeting of Shareholders scheduled to be held April 13, 1994, which definitive proxy statement is expected to be filed with the Commission not later than 120 days after the end of the fiscal year to which this report relates.

                             PART IV

Item 14.  Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K

          (a)  Documents Filed as a part of the Report

               1.   Financial Statements:
                    --------------------
                                                                  Pages
                                                                 ------
                    Report of Independent Accountants              F-1

                    Consolidated Statements of
                    Income for the fiscal years
                    1993, 1992 and 1991                            F-2

                    Consolidated Balance Sheets,
                    November 28, 1993 and
                    November 29, 1992                              F-3

                    Consolidated Statements of
                    Stockholders' Equity for the
                    fiscal years 1993, 1992 and 1991              F-4

                    Consolidated Statements of
                    Cash Flows for the fiscal years
                    1993, 1992 and 1991                            F-5

                    Notes to Consolidated Financial                F-6-22
                    Statements

               2.   Financial Statement Schedules:
                    -----------------------------
                      II.   Amounts Receivable from Related
                            Parties and Underwriters, Promoters,
                            and Employees Other Than Related
                            Parties for the fiscal years
                            1993, 1992, and 1991                   F-23

                       V.   Property, Plant and Equip-
                            ment for the fiscal years 1993,
                            1992 and 1991                          F-24

                      VI.   Accumulated Depreciation and
                            Amortization of Property, Plant
                            and Equipment for the fiscal years
                            1993, 1992 and 1991                    F-25

                    VIII.   Valuation and Qualifying
                            Accounts for the fiscal years
                            1993, 1992 and 1991                    F-26

                       X.   Supplementary Income State-
                            ment Information for the fiscal
                            years 1993, 1992 and 1991              F-27

                    All other schedules not listed above have been omitted, since they are not applicable or are not required, or because the required information is included in the consolidated financial statements or notes thereto.

                    Individual financial statements of the Company have been omitted, since the Company is primarily an operating company and any subsidiary companies included in the consolidated financial statements are directly or indirectly wholly-owned and are not indebted to any person, other than the parent or the consolidated subsidiaries, in an amount which is material in relation to total consolidated assets at the date of the latest balance sheet filed, except indebtedness incurred in the ordinary course of business which is not overdue and which matures in one year.

               3.   Exhibits:

                    (3)  Articles of incorporation and
                         bylaws:

                         (a)  Restated Articles of Incorporation, as
                              amended (composite) (incorp. by ref. to Ex.
                              4(a) to Reg. Stmt. No. 33-6359 on Form
                              S-8).

                         (b) By-laws, as amended (incorp. by ref. to Ex. 4(b) to fiscal 1990 Form 10-K).

                    (4) Instruments, defining rights of security holders, including indentures:

                         (a)  Credit Agreement dated as of October 2,
                              1990, between the Company and The Chase
                              Manhattan Bank, N.A. (incorporated by
                              reference to Ex. 4.1 to third quarter
                              fiscal 1990 Form 10-Q).

                         (b)  Credit Agreement dated as of October 2,
                              1990, between the Company and Mellon Bank
                              (East) PSFS, N.A. (incorp. by ref. to Ex.
                              4.2 to third quarter fiscal 1990 Form
                              10-Q).

                         (c)  Credit Agreement dated as of October 2,
                              1990, between the Company and Philadelphia
                              National Bank, incorporated as CoreStates
                              Bank, N.A. (incorp. by ref. to Ex. 4.3 to third quarter fiscal 1990 Form 10-Q).

                         (d) Rights Agreement dated as of August 8, 1990 (including as Exhibit A thereto the Designation of Powers, Preferences, Rights and Qualifications of Preferred Stock), between the Company and Mellon Bank (East), N.A., as original Rights Agent (incorp. by ref. to Ex. 4.1 to August, 1990 Form 8-K) and Assignment and Assumption Agreement dated December 2, 1991, with American Stock Transfer and Trust Company, as successor Rights Agent (incorp. by ref. to Ex. 4(d) to fiscal 1991 Form 10-K).


                              Miscellaneous long-term debt instruments and credit facility agreements of the Company, under which the underlying authorized debt is equal to less than 10% of the total assets of the Company and its subsidiaries on a consolidated basis, may not be filed as exhibits to this report. The Company agrees to furnish to the Commission, upon request, copies of any such unfiled instruments.*

                    (10) Material contracts:

                         (a) Lease Agreement dated June 1, 1979 between the Iredell County Industrial Facilities and Pollution Control Financing Authority and the Company (incorp. by ref. to Ex. 10(d) to fiscal 1988 Form 10-K).

                         (b) 1978 Stock Option Plan, as amended, of the Company (incorp. by ref. to Ex. 28(a) to Reg. Stat. No. 33-25947 on Form S-8).**

                         (c) 1983 Stock Option and Stock Grant Plan, as amended, of the Company (incorp. by. ref. to Ex. 10(c) to fiscal 1992 Form 10-K).**

                         (d) 1993 Stock Option and Stock Grant Plan of the Company (incorp. by ref. to Ex. 10(d) to fiscal 1992 Form 10-K).**

                         (e) 1988 Long-Term Incentive Compensation Plan of the Company (incorp. by ref. to Appendix to 1988 Proxy Statement).**

                         (f) 1994 Non-Employee Directors' Stock Option Plan (filed herewith).**

                         (g)  Loan and Security Agreement dated
                              January 31, 1984, as amended, between the Company and Ronald J. Naples (incorp. by ref. to Ex. 10(h) to fiscal 1988 Form 10-K).**

                         (h) Loan and Security Agreement dated April 20, 1988 between the Company and Robert B. Fritsch (incorp. by ref. to Ex. 10(i) to fiscal 1988 Form 10-K).**

                         (i)  (1) Form of Change in Control Agreement
                              between the Company and various officers of the Company (incorp. by ref. to Ex. 10(h) to fiscal 1992 Form 10-K) and (2) list of executive officers who are parties (filed herewith)**

                         (j) Employment-Severance Agreement between the Company and William E. Chandler (filed herewith).**

                         (k) (1) Supplemental Executive Benefits Plan of the Company, effective April 16, 1992, and (2) related Amended and Restated Trust Agreement, effective February 17, 1993 (incorp. by ref. to Ex. 10(j) to fiscal 1992 Form 10-K).**

                         (l) Master Agreement dated May 3, 1990 between the Company and Bunzl Public Limited Company (incorp. by ref. to Ex. 2(a) to May 1990 Form 8-K).

                         (m) Stock Acquisition Agreement dated May 3, 1990 between Seal Purchase Corp. and Bunzl Graphic Arts, Inc. relating to Seal
                              (incorp. by ref. to Ex 2(b) to May 1990
                              Form 8-K).

                    (11) Statement re:  computation of per share
                         earnings (filed herewith).

                    (21) Subsidiaries (filed herewith).

                    (23) Consent of Coopers & Lybrand to
                         incorporation by reference, in Registration
                         Statement No.s 33-70660, 33-25947, 33-6359
                         and 2-83144 on Form S-8, of their report on the consolidated financial statements and schedules included in this report (filed herewith).

- ---------------
* Reference also is made to (i) Articles 5th, 6th, 7th and 8th of the Company's composite Articles of Incorporation (Ex. 3(a) to this report), and (ii) to Sections 1, 7 and 8 of the Company's By-laws (Ex. 3 (b) to this report).

**   Indicates a management contract or compensatory plan or arrangement.

          (b)  Reports on Form 8-K

          The Company did not file any reports on Form 8-K during the last quarter of the fiscal year covered by this report.

                 ---------------------------------------------

              REPORT OF INDEPENDENT ACCOUNTANTS
              ---------------------------------

To the Stockholders
and the Board of Directors of
Hunt Manufacturing Co.:

     We have audited the accompanying consolidated financial statements and the financial statement schedules of Hunt Manufacturing Co. and Subsidiaries as listed in the index on pages 22 and 23 of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hunt Manufacturing Co. and Subsidiaries as of November 28, 1993 and November 29, 1992, and the consolidated results of their operations and their cash flows for each of the three years in the period ended November 28, 1993 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects, the information required to be included therein.


                                  COOPERS & LYBRAND


2400 Eleven Penn Center
Philadelphia, Pennsylvania
January 17, 1994

                      HUNT MANUFACTURING CO.  AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF INCOME
                      for the fiscal years 1993, 1992 and 1991
                      (In thousands except per share amounts)


                                         1993           1992           1991
                                       --------       --------      --------

Net sales                              $256,150       $234,929       $228,622

Cost of sales                           153,353        139,366        135,887
                                       --------       --------       --------

     Gross profit                       102,797         95,563         92,735


Selling and shipping expenses            52,831         49,605         46,560
Administrative and general
   expenses                              25,405         23,064         23,466
Provision for relocation and
   consolidation of operations             -              -             3,644
                                       --------       --------       --------

    Income from operations                24,561        22,894         19,065


Interest expense (less $283, $50
   and $121 capitalized in 1993,
   1992 and 1991, respectively)             (242)       (1,073)        (2,098)

Interest income                              190           422            630

Other expense, net                          (471)         (634)          (479)
                                       ---------      --------      ---------

     Income before income taxes           24,038        21,609         17,118

Provision for income taxes                 9,110         8,307          7,532
                                       ---------      --------       --------

     Net Income                        $  14,928      $ 13,302       $  9,586
                                       =========      ========       ========

Average shares of common stock
  outstanding                             16,107        16,104         16,080
                                       =========      ========       ========

Earnings per common share              $     .93      $    .83       $    .60
                                       =========      ========       ========

       See accompanying notes to consolidated financial statements.

                      HUNT MANUFACTURING CO. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                      November 28, 1993 and November 29, 1992
                 (In thousands except share and per share amounts)

                                                                  1993                1992
                                                               ---------            --------
                                            ASSETS
Current assets:
   Cash and cash equivalents                                     $ 10,778           $  6,013
   Accounts receivable, less allowance for doubtful
     accounts: 1993, $2,643; 1992, $2,587                          39,472             39,565
   Inventories                                                     27,960             25,007
   Prepaid expenses and other current assets                        2,632              1,717
                                                                 --------           --------
       Total current assets                                        80,842             72,302
Property, plant and equipment, at cost, less
  accumulated depreciation and amortization                        46,617             42,655
Excess of acquisition cost over net assets
  acquired, less accumulated amortization                          17,054             16,651
Intangible assets, at cost, less accumulated amortization           9,965             11,174
Other assets                                                        1,839              1,388
                                                                 --------           --------
            TOTAL ASSETS                                         $156,317           $144,170
                                                                 ========           ========
                                         LIABILITIES
Current liabilities:
  Current portion of long-term debt                              $  3,158           $  1,210
  Accounts payable                                                 11,060              8,247
  Accrued expenses:
    Salaries, wages and commissions                                 8,412              6,442
    Income taxes                                                    4,992              4,142
    Other                                                           6,092              6,809
                                                                 --------           --------
      Total current liabilities                                    33,714             26,850
Long-term debt, less current portion                                3,003              6,160
Deferred income taxes                                               1,230              1,686
Other non-current liabilities                                       2,103              2,018
                                     STOCKHOLDERS' EQUITY
Capital Stock:
  Preferred, $.10 par value, authorized 1,000,000
    shares (including 50,000 shares of Series A Junior
    Participating Preferred); none issued                             -                   -
    Common, $.10 par value, authorized 20,000,000 shares;
    issued: 1993 - 16,125,321 shares; 1992 - 16,114,848 shares       1,613             1,611
Capital in excess of par value                                       6,158             6,045
Cumulative translation adjustment                                   (1,495)           (1,136)
Retained earnings                                                  110,290           101,366
  Less  cost  of  treasury  stock:
    1993 - 18,634 shares; 1992 - 32,926 shares                        (299)             (430)
                                                                  --------          --------
      Total stockholders' equity                                   116,267           107,456
                                                                  --------          --------
            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $156,317          $144,170
                                                                  ========          ========

               See accompanying notes to consolidated financial statements.

                       HUNT MANUFACTURING CO. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       for the fiscal years 1993, 1992 and 1991
                  (in thousands except share and per share amounts)


                                                             Common Stock        Capital in       Cumulative
                                                        ---------------------     Excess of       Translation       Retained
                                                         Issued     Treasury      Par Value       Adjustments       Earnings
                                                        --------    --------     -----------      ------------      ---------
Balances, December 2, 1990 (issued 16,114,848
  shares; treasury 61,367 shares)                        $1,611       $(872)        $6,042           $ 3,372          $ 89,386

Net Income                                                                                                               9,586
Cash dividends on common stock ($.32 per share)                                                                         (5,l45)
Translation adjustments                                                                               (1,997)
Purchase of treasury stock (1,000 shares)                               (11)
Tax benefit arising from stock grant transactions                                        3
Exercise of stock options (treasury 21,965 shares,
  net of shares received as payment
  upon exercise)                                                        293                                               (132)
Issuance of stock grants (treasury 20,386 shares)                       357                                               (109)
                                                        -------     --------     -----------        ----------       ---------
Balances, December 1, 1991 (issued 16,114,848
  shares; treasury 20,016 shares)                         1,611        (233)         6,045             1,375            93,586

Net Income                                                                                                             13,.302
Cash dividends on common stock ($.34 per share)                                                                         (5,456)
Translation adjustments                                                                               (2,511)
Purchase of treasury stock (29,000 shares)                             (365)
Exercise of stock options (treasury 9,066 shares,
  net of shares received as payment
  upon exercise)                                                         84                                                (83)
Issuance of stock grants (treasury 7,024 shares)                         84                                                 17
                                                        -------     --------     -----------        ----------       ---------

Balances, November 29, 1992 (issued 16,114,848
  shares; treasury 32,926 shares)                         1,611        (430)         6,045            (1,136)          101,366

Net Income                                                                                                              14,928
Cash dividends on common stock ($.35 per share)                                                                         (5,639)
Translation adjustments                                                                                 (359)
Purchase of treasury stock (22,200 shares)                             (308)
Exercise of stock options (issued 10,473 shares;
  treasury 32,875 shares, net of shares received
  as payment upon exercise)                                   2         393            113                                (367)
Issuance of stock grants (treasury 3,617 shares)                         46                                                  2
                                                        -------     --------      ---------        ----------        ---------
Balances, November 28, 1993 (issued 16,125,321
  shares; treasury 18,634 shares)                        $1,613       $(299)        $6,158           $(1,495)        $ 110,290
                                                        =======     =======       =========         =========        =========

                 See accompanying notes to consolidated financial statements.

                      HUNT MANUFACTURING CO. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                     for the fiscal years 1993, 1992 and 1991
                                  (in thousands)

                                                                    1993               1992              1991
                                                                  --------          ---------         --------
Cash flows from operating activities:
Net income                                                         $ 14,928          $  13,302         $  9,586
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                     7,664              7,558            7,467
    Deferred income taxes                                              (456)               626             (651)
    Lose on disposals of property, plant and equipment                  571                119              128
    Provision (payments) for relocation and
      consolidation of operations                                      (400)            (2,151)           3,644
   Issuance of stock under management incentive bonus
     and stock grant plans                                               48                101              250
   Changes in operating assets and liabilities:
    Accounts receivable                                                  (1)              (710)          (3,196)
    Inventories                                                      (3,041)             2,976            1,399
    Prepaid expenses and other current assets                          (922)              (872)            (316)
    Accounts payable                                                  2,847             (1,729)            (278)
    Accrued expenses                                                  2,009              1,188            3,733
    Other non-current assets and liabilities                            (50)                34           (1,878)
                                                                   --------           --------         --------
    Net cash provided by operating activities                        23,197             20,442           19,888
                                                                   --------           --------         --------
Cash flows from investing activities:
    Additions to property, plant and equipment                      (10,339)            (6,002)          (4,949)
    Acquisiton of businesses                                         (1,051)                 -                -
    Other, net                                                            2               (183)             (18)
                                                                   --------           --------         --------
      Net cash used for investing activities                        (11,388)            (6,185)          (4,967)
                                                                   --------           --------         --------
Cash flows from financing activities:
   Payments of long-term debt including current maturities           (1,209)           (11,128)          (9,176)
   Purchases of treasury stock                                         (308)              (365)             (11)
   Proceeds from exercise of stock options                              211                  1              161
   Dividends paid                                                    (5,639)            (5,456)          (5,145)
   Other, net                                                           (49)                65              218
                                                                   --------           --------         --------
     Net cash used for financing activities                          (6,994)           (16,883)         (13,953)
                                                                   --------           --------         --------
Effect of exchange rate changes on cash and cash equivalents            (50)               (99)             238
                                                                   --------           --------         --------
Net increase (decrease) in cash and cash equivalents                  4,765             (2,725)           1,206

Cash and cash equivalents, beginning of year                          6,013              8,738            7,532
                                                                   --------           --------         --------
Cash and cash equivalents, end of year                             $ 10,778           $  6,013         $  8,738
                                                                   ========           ========         ========

                 See accompanying notes to consolidated financial statements.

             HUNT MANUFACTURING CO. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (In thousands except share and per share amounts)



1.  Summary of Significant Accounting Policies:
    ------------------------------------------
   Basis of Consolidation:
   ----------------------
   The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned.

   Fiscal Year:
   -----------
   The Company's fiscal year ends on the Sunday nearest the end of November. Fiscal year 1993 ended November 28, 1993; fiscal year 1992 ended November 29, 1992; and fiscal year 1991 ended December 1, 1991. All three fiscal years are comprised of 52 weeks.

   Cash Equivalents:
   ----------------
   The Company considers all highly liquid temporary cash investments purchased with a maturity of three months or less to be cash equivalents.

   Inventories:
   -----------
   Inventories are valued at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for approximately half of the inventories and by the first-in, first-out (FIFO) method for the remainder. The Company uses the FIFO method of inventory valuation for certain acquired businesses because the related products and operations are separate and distinct from the Company's other businesses.

   Property, Plant and Equipment:
   -----------------------------
   Expenditures for additions and improvements to property, plant and equipment are capitalized, and normal repairs and maintenance are charged to expense as incurred. The related cost and accumulated depreciation of depreciable assets disposed of are eliminated from the accounts, and any profit or loss is reflected in other expense, net.

   Excess of Acquisition Cost Over Net Assets Acquired:
   ---------------------------------------------------
   Excess of acquisition cost over net assets acquired relates principally to the Company's acquisitions of X-Acto (1981), Bevis Custom Tables, Inc.
   (1985), and the Graphic Arts Group of Bunzl plc (1990) and is amortized on a straight-line basis over periods ranging from 20 to 40 years. The Company's policy is to record an impairment loss against the net unamortized excess of acquisition cost over net assets acquired in the period when it is determined that the carrying amount of the net assets may not be recoverable. This determination includes evaluation of factors such as current market value, future asset utilization, business climate and future cash flows expected to result from the use of the net assets.

        (In thousands except share and per share amounts)

1.  Summary of Significant Accounting Policies, continued:
   -------------------------------------------
   Depreciation and Amortization:
   -----------------------------
   Depreciation for financial reporting purposes is computed by the straight-line method. Depreciation for tax purposes is computed principally using accelerated methods. The costs of intangible assets are amortized on a straight-line basis over their respective estimated useful lives, ranging from five to thirty years. Amortization of assets under capital leases which contain purchase options is provided over the assets' useful lives. Other capital leases are amortized over the terms of the related leases or asset lives, if shorter.

   Currency Translation:
   --------------------
   The assets and liabilities of subsidiaries having a functional currency other than the U.S. dollar are translated at the fiscal year-end exchange rate, while elements of the income statement are translated at the weighted average exchange rate for the fiscal year. The cumulative translation adjustment is recorded as a separate component of stockholders' equity. Gains and losses on foreign currency transactions are included in the determination of net income as other expense, net. Such gains and losses are not material for any of the years presented.

   Income Taxes:
   ------------
   Taxes on income are calculated under the deferred method pursuant to Accounting Principles Board Opinion No. 11. Generally, the deferred method recognizes income taxes on financial statement income, and the tax effect of differences between financial income and taxable income is deferred at tax rates in effect during the period. Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," will require the calculation of deferred income taxes using the asset and liability method, which includes a requirement for adjustment of deferred tax balances for income tax rate changes. Future years' net income will be subject to increased volatility depending upon the frequency of tax rate changes. The Company will adopt the provisions of SFAS No. 109 in the first quarter of fiscal 1994, and the cumulative effect of this change of accounting principle for income taxes is expected to increase fiscal 1994 earnings per share by approximately $.05.

   Hedging:
   -------
   The Company enters into forward exchange contracts to hedge foreign currency transactions on a continuing basis for periods generally
   consistent with its committed exposure.   Cash flows from hedges are
   classified in the statement of cash flows in the same category as the item being hedged.

        (In thousands except share and per share amounts)

1.  Summary of Significant Accounting Policies, continued:
   --------------------------------------------
   Earnings Per Share:
   ------------------
   Earnings per share are calculated based on the weighted average number of common shares outstanding. The effect of outstanding stock options and stock grants is not material and has not been included in the calculation.

   Employee Benefit Plans:
   ----------------------
   The Company and its subsidiaries have non-contributory, defined benefit pension plans covering the majority of their employees. It is the Company's policy to fund pension contributions in accordance with the requirements of the Employee Retirement Income Security Act of 1974. The benefit formula used to determine pension costs is the final-average-pay method.

   SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," requires accrual accounting for all postretirement benefits other than pensions. When adopted in fiscal year 1994, based on the Company's current fringe benefit policies, the requirements of SFAS No. 106 are expected to have no impact on the results of operations or financial condition of the Company.

   SFAS No. 112, "Employers' Accounting for Postemployment Benefits," requires the accrual of postemployment benefits if the obligation is attributable to employees' services already rendered, employees' rights to those benefits accumulate or vest, payment of the benefits is probable and the amount of the benefits can be reasonably estimated. When adopted in fiscal year 1995, the Company currently does not believe SFAS No. 112 will have a material effect on the results of its operations or financial condition.

2. Provision for Relocation and Consolidation of Operations:
   --------------------------------------------------------
   In the fourth quarter of fiscal year 1991, the Company recorded a provision of $3.6 million (approximately $2.7 million after income taxes, or $.17 per share) relating to the Company's decision to relocate and consolidate certain operations. The pre-tax charge was comprised of a $2.7 million provision for anticipated costs relating to the relocation and consolidation of a Lit-Ning office products operation in California and a $.9 million provision for the relocation and consolidation of distribution operations in the United Kingdom. The provision included recognition of future lease obligations, write-off of property, plant and equipment, relocation costs, employee severance costs and other related costs.

        (In thousands except share and per share amounts)

3. Inventories:
   -----------
   The classification of inventories at the end of fiscal years 1993 and 1992 is as follows:
                                   1993           1992
                                   ----           ----
   Finished goods                $13,094        $11,554
   Work in process                 5,289          4,463
   Raw materials                   9,577          8,990
                                 -------        -------
                                 $27,960        $25,007
                                 =======        =======

   Inventories determined under the LIFO method were $13,299 and $13,120 at November 28, 1993 and November 29, 1992, respectively. The current replacement cost for these inventories exceeded the LIFO cost by $5,569 and $6,237 at November 28, 1993 and November 29, 1992, respectively.

   Inventory reductions in fiscal years 1993 and 1992 resulted in a liquidation of certain LIFO inventories carried at lower costs prevailing in prior years. The effect of these reductions was to increase net income by $101, or $.01 per share, and $262, or $.02 per share, in fiscal years 1993 and 1992, respectively.

4. Property, Plant and Equipment:
   -----------------------------
   Property, plant and equipment at the end of fiscal years 1993 and 1992 is as follows:
                                           1993               1992
                                           ----               ----
   Land and land improvements            $ 3,698            $ 3,701
   Buildings                              17,434             16,779
   Machinery and equipment                61,718             58,242
   Leasehold improvements                    661                706
   Construction in progress                5,439              2,412
                                         -------            -------
                                          88,950             81,840
   Less accumulated depreciation
      and amortization                    42,333             39,185
                                         -------            -------
                                         $46,617            $42,655
                                         =======            =======

        (In thousands except share and per share amounts)

5. Intangible Assets:
   -----------------
   Intangible assets at the end of fiscal years 1993 and 1992 are as follows:

                                       1993              1992
                                       ----              ----
   Covenants not to compete          $11,643           $11,545
   Customer lists                      1,510             1,510
   Patents                             1,533             1,528
   Trademarks                          1,400             1,411
   Licensing agreements                1,154             1,154
   Other                               1,751             1,782
                                     -------           -------
                                      18,991            18,930
   Less accumulated amortization       9,026             7,756
                                     -------           -------
                                     $ 9,965           $11,174
                                     =======           =======
6. Debt:
   ----
   Credit Agreements and Lines of Credit:
   -------------------------------------
   At November 28, 1993, the Company had revolving credit agreements with three banks that provide for unsecured borrowings up to $45 million which expire October 2, 1995. There were no borrowings under these agreements at November 28, 1993. Amounts borrowed under these agreements would be converted to term loans upon expiration of the revolving credit termination dates. Principal payments would be made in quarterly installments beginning January 2, 1996 through October 2, 1999. Interest on borrowings under these agreements are at varying rates based, at the Company's option, on the banks' prime rate, certificate of deposit rate, or money market rate, the London Interbank Offering Rate, or the as offered rate. None of these agreements have compensating balance requirements. Commitment fees of 1/8 of 1% are payable under these agreements.

   Long-Term Debt:
   --------------
   Long-term debt at the end of fiscal years 1993 and 1992 is as follows:

                                                  1993            1992
                                                  ----            ----
   Term loan (a)                                 $1,875          $2,813
   Capitalized lease obligations
     (see Note 11)                                2,000           2,100
   Industrial development revenue bonds (b)       1,559           1,559
   Industrial development revenue bonds (c)         700             820
   Other                                             27              78
                                                 ------          ------
                                                  6,161           7,370
   Less current portion                           3,158           1,210
                                                 ------          ------
                                                 $3,003          $6,160
                                                 ======          ======

        (In thousands except share and per share amounts)

   Debt, continued:
   ----
   (a) The principal of this term loan is payable in equal quarterly installments of $234.4 through September 29, 1995. Interest on the borrowing is payable quarterly at a rate of 10.93% per annum on the outstanding principal amount of the loan.

   (b) These bonds bear interest (3.9% at November 28, 1993) at 65% of the lending bank's average daily prime rate and are payable on June 15, 1994.

   (c) These bonds bear interest (4.536% at November 28, 1993) at 75.6% of the lending bank's average daily prime rate. One bond with a principal balance of $575 at November 28, 1993 is payable on May 1, 1994. The other bond with a principal balance of $125 is payable in semiannual installments of $60 on November 1, 1994 and May 1, 1995 and one payment of $5 on November 1, 1995. Both bonds are collateralized by a plant facility and certain equipment.

   The terms of certain financing agreements contain, among other provisions, requirements for maintaining certain working capital and other financial ratios, and restrictions on incurring additional indebtedness and obligate the Company to equally and ratably collateralize the indebtedness undersuch agreements if the Company grants or assumes certain liens on its assets. Under the most restrictive covenants, dividends and purchases of capital stock of the Company may not exceed, on a cumulative basis, 75% of the cumulative net income of the Company at any time during the period beginning November 28, 1983. As of November 28, 1993, $46 million was available to the Company under this provision for future cash dividends and future purchases of its own capital stock. In addition, as of November 28, 1993, the Company exceeded its minimum tangible net worth requirement of $59 million by $30.2 million.

   The capitalized lease obligations are collateralized by the property, plant and equipment described in Note 11.

   Aggregate annual maturities for all long-term debt, including the capitalized leases, for each of the four fiscal years subsequent to November 27, 1994 are as follows:

                           1995   -   $1,353
                           1996   -      370
                           1997   -      400
                           1998   -      425
7. Income Taxes:
   ------------
   Income before provision for income taxes consists of the following:

                            1993      1992      1991
                            ----      ----      ----
    Domestic              $21,758   $20,341   $16,982
    Foreign                 2,280     1,268       136
                          -------   -------   -------
                          $24,038   $21,609   $17,118
                          =======   =======   =======

        (In thousands except share and per share amounts)

7.  Income Taxes, continued:
    ------------
    The provision for income taxes consists of the following:
                            1993      1992      1991
                            ----      ----      ----
    Currently payable:
      Federal              $8,406    $6,694    $7,162
      State                   877       815       800
      Foreign                 283       159       221
                           ------    ------    ------
                            9,566     7,668     8,183
    Deferred                 (456)      639      (651)
                           ------    ------    ------
                           $9,110    $8,307    $7,532
                           ======    ======    ======
    Deferred income taxes relate to the following timing differences between amounts reported for financial accounting and income tax purposes:
                                 1993      1992      1991
                                 ----      ----      ----
    Depreciation                $  53     $ 119     $ 197
    Provision for relocation
      and consolidation of
      operations                   61       622      (975)
    Other, net                   (570)     (102)      127
                                -----     -----     -----
                                $(456)    $ 639     $(651)
                                =====     =====     =====

    The following is a reconciliation of the statutory federal income tax rate with the Company's effective income tax rate:
                                      1993       1992      1991
                                      ----       ----      ----
    Statutory federal rate            34.9%      34.0%     34.0%
    State income taxes, net of
      federal tax benefit              2.2        2.6       2.5
    Losses of foreign subsidiaries
      with no current offsetting
      tax benefit (including a
      provision for relocation
      and consolidation of foreign
      operations of 1.8% in 1991)      -          1.0       6.0
     Other, net                         .8         .8       1.5
                                      ----       ----      ----
    Effective tax rate                37.9%      38.4%     44.0%
                                      ====       ====      ====
    As of November 28, 1993, the Company had a foreign net operating loss carry-forward for financial reporting purposes of approximately $3.5 million, the benefit of which has not been reflected in the financial statements. For tax return purposes, the Company has available approximately $2.4 million of foreign tax operating loss carryforwards which may be carried forward indefinitely, approximately $1 million of which were acquired in connection with business acquisitions. The use of foreign tax operating loss carryforwards acquired in connection with business acquisitions is subject to approval by the foreign taxing authorities.

        (In thousands except share and per share amounts)

8.  Employee Benefit Plans:
    ----------------------
    Pension Plans:
    -------------
    Net pension costs for fiscal years 1993, 1992 and 1991 consist of the following components:
                                       1993       1992       1991
                                       ----       ----       ----
    Service cost-benefits earned
      during the period               $1,580     $1,595     $1,379
    Interest cost on projected
      benefit obligation               1,852      1,672      1,415
    Actual return on plan assets      (1,863)    (1,692)    (3,342)

    Net amortization and deferral        107        184      2,133
                                      ------     ------     ------
    Net pension costs                 $1,676     $1,759     $1,585
                                      ======     ======     ======
    Net amortization and deferral consists of the deferral of the excess of actual return on assets over estimated return and amortization of the net unrecognized transition asset on a straight-line basis, principally over 15 years.

    The funded status of the Company's pension plans at September 30, 1993 and 1992 (dates of actuarial valuations) is as follows:
                                                   1993
                                         -----------------------
                                         Overfunded  Underfunded  1992
                                         ----------  -----------  ----
    Plan assets at fair value              $24,327     $   660   $22,356
                                           -------     -------   -------
    Actuarial present value of
      benefit obligations:
        Vested                              19,139       1,718    15,626
        Non-vested                             390         249     1,739
                                           -------     -------   -------
    Accumulated benefit obligation          19,529       1,967    17,365
    Effect of increase in compensation       7,288         875     6,973
                                           -------     -------   -------
    Projected benefit obligation            26,817       2,842    24,338
                                           -------     -------   -------
     Projected benefit obligation in excess
      of plan assets                        (2,490)     (2,182)   (1,982)
    Unrecognized net loss                    2,612         486       731
    Unrecognized transition asset           (1,890)        (22)   (2,127)
    Unrecognized prior service cost            857       1,218     2,255
                                           -------     -------   -------
    Pension liability                      $  (911)    $  (500)  $(1,123)
                                           =======     =======   =======
    The increase in the projected benefit obligation in fiscal 1993 was due primarily to a decrease in the discount rate assumption. Plan assets consist principally of common stocks and U.S. Government Agency obligations. Pension costs are determined using the assumptions as of the beginning of the year. The funded status is determined using the assumptions as of the end of the year. Significant assumptions at year-end include:

        (In thousands except share and per share amounts)

8.  Employee Benefit Plans, continued:
    ----------------------
    Pension Plans:
    -------------                 1993      1992      1991
                                  ----      ----      ----
    Discount rate                 7.00%     7.75%     8.00%
    Rate of increase in
      compensation levels         6.00%     6.00%     6.00%
    Expected long-term rate of
      return on plan assets       7.50%     7.50%     7.50%

    Supplemental Executive Retirement Plan:
    --------------------------------------
    In 1992 the Company instituted a nonqualified, Supplemental Executive Retirement Plan covering all officers. Expenses of $331 and $325 in fiscal years 1993 and 1992, respectively, relating to this plan were actuarially determined and are included in the pension costs described above.

    Employee Savings Plan:
    ---------------------
    The Company has a defined contribution 401(k) plan available to all nonunion employees in the U.S. Contributions to the 401(k) plan by the Company were $379, $300 and $260 for fiscal years 1993, 1992 and 1991, respectively.

9.  Stock Options, Stock Grant, Long-Term
    Incentive Compensation and Bonus Plans:
    --------------------------------------
    In 1993 the Company adopted with shareholders' approval the 1993 Stock Option and Stock Grant Plan, which is intended to replace the expired 1983 Stock Option and Stock Grant Plan. The 1993 plan authorized the issuance of up to 1,750,000 common shares, of which up to 525,000 common shares may be issued in the form of stock grants. The terms of the 1993 plan are essentially similar to the terms of the 1983 plan described below. No options were granted under this plan in fiscal year 1993.

    The Company's 1983 Stock Option and Stock Grant Plan and the 1978 Stock Option Plan expired by their terms in February 1993 and November 1988, respectively, and, while incentive stock options granted under them remain outstanding, no further options may be granted under these plans.

    Under the 1983 plan, common shares were authorized for the granting of incentive stock options, nonqualified stock options and stock grants to key employees, provided that stock grants may be made for no more than 373,125 common shares. The option price of options granted under the plan may not be less than the market value of the shares at the date granted. Options may be granted for terms of between two and ten years and generally become exercisable not less than one year following the date of grant. Stock grants under this plan are subject to a vesting period or periods of between one and five years from the date of grant. Common shares were not actually issued to a grantee until such shares have vested under the plan. The plan also provided for the payment of an annual cash bonus to recipients of stock grants in an amount equal to the cash dividends which would have been received had the shares not yet vested

        (In thousands except share and per share amounts)

9.  Stock Options, Stock Grant, Long-Term
    Incentive Compensation and Bonus Plans, continued:
    --------------------------------------
    under the grant been actually held by the recipients.   During fiscal
    1987, the Company made a stock grant in the amount of 22,500 common shares to a key employee. By its terms, this grant vested in four equal installments of 5,625 shares each on April 22 of each year through 1991. The charge to administrative and general expenses, including the cash bonus, with respect to stock grants under the plan amounted to $28 in fiscal year 1991.

    Under the 1978 plan, options for 632,813 common shares were authorized for the granting of options to key employees at option prices not less than the market value of the common shares at the date of grant. Options granted under this plan have terms of not more than ten years and generally become exercisable not less than one year following the date of grant.

    Payment upon exercise of stock options under the 1993, 1983 and 1978 plans may be by cash and/or by the Company's common stock in an amount equivalent to the market value of the stock at the date exercised.

    A summary of options under the Company's stock option plans is as follows:

                                            1983 Plan           1978 Plan
                                         ---------------      -------------
                                         1993       1992      1993     1992
                                         ----       ----      ----     ----
    Outstanding, beginning of year      756,486    644,558    3,493    3,493
    Options granted                     148,200    132,850      -        -
    Options exercised (at an average
      price per share of $10.47,
      $7.77 and $6.22, respectively)   (102,282)   (17,022)    (855)     -
    Options terminated                  (23,400)    (3,900)     -        -
                                        -------    -------    -----    -----
    Outstanding, end of year            779,004    756,486    2,638    3,493
                                        =======    =======    =====    =====
    Average option price per share       $13.43     $13.21   $10.58    $9.52
    Outstanding exercisable options     506,754    511,526    2,638    3,493

    Shares reserved for future
      stock options and grants                -    259,932      -        -

    In 1991 there were 22,429 and 2,193 options exercised at average prices of $8.52 and $6.22 relating to the 1983 and 1978 plans, respectively.

    The Company's 1988 Long-Term Incentive Compensation Plan provides for the granting to management-level employees of long-term incentive awards, which are payable in cash and/or by the Company's common stock at the end of a designated performance period of from two to five years, based upon the degree of attainment of pre-established performance standards during the performance period. A maximum of 180,000 shares are authorized for issuance under this plan. As of the end of fiscal 1993, an aggregate of 48,966 shares have been earned under this plan (13,394, 4,300 and 8,127

        (In thousands except share and per share amounts)

9.  Stock Options, Stock Grant, Long-Term
    Incentive Compensation and Bonus Plans, continued:
    --------------------------------------
    shares in 1993, 1992 and 1991, respectively, and 23,145 shares in all previous years), and an aggregate of 50,587 shares were subject to outstanding unvested grants. There is no stated limitation on the aggregate amount of cash payable under this plan, but the maximum amount (in cash and/or shares) which may be paid to a participant under all long-term incentive awards under the plan with respect to the same performance period may not exceed 125% of the participant's base salary in effect at the time the award initially was made. The charge to administrative and general expenses relating to this plan was $563, $88 and $228 in fiscal years 1993, 1992 and 1991, respectively.

10.  Shareholders' Rights Plan:
     -------------------------
    During fiscal 1990 the Company adopted a Shareholders' Rights Agreement and declared a dividend of one right (a "Right") for each outstanding share of the Company's common shares held of record as of the close of business on August 22, 1990. The Rights initially are deemed to be attached to the common stock and detach and become exercisable only if (with certain exceptions and limitations) a person or group attempts to obtain beneficial ownership of 15% or more of the Company's common shares or is determined to be an "adverse person" by the Board of Directors of the Company. Each Right, if and when it becomes exercisable, initially will entitle holders of the Company's common shares to purchase one one-thousandth of a share of Junior Participating Preferred Shares (Series A, of which 50,000 shares currently are authorized for issuance) for $60, subject to adjustment. The Rights will convert into the right to purchase common shares or other securities or property of the Company or an acquiring company in certain other potential or actual takeover situations. The Rights are redeemable by the Company at $.01 per Right in certain circumstances and expire, unless earlier exercised or redeemed, on December 31, 2000.

11.  Commitments and Contingencies:
     -----------------------------
    Leases:
    ------
    Capitalized lease obligations (see Note 6) represent amounts payable under leases which are, in substance, installment purchases. Property, plant and equipment includes the following assets under capital leases:

                                         1993     1992
                                         ----     ----
    Land                               $   314  $   314
    Buildings                            2,632    2,632
    Machinery and equipment              1,009    1,009
    Accumulated depreciation            (2,639)  (2,531)
                                       -------  -------
                                       $ 1,316  $ 1,424
                                       =======  =======
    The Company has the option to purchase the above assets at any time during the term of the leases for amounts sufficient to redeem and retire the underlying lessor debt obligations.

        (In thousands except share and per share amounts)

11. Commitments and Contingencies, continued:
    -----------------------------
   Leases, continued:
   ------
    The minimum rental commitments under all noncancellable leases as of November 28, 1993 are as follows:

            Fiscal               Operating        Capitalized
            Period                Leases             Leases
            ------               ---------         ----------
            1994                  $ 3,539            $  150
            1995                    2,779               562
            1996                    1,809               480
            1997                    1,406               448
            1998                    1,325               491
            Thereafter              7,163               489
                                  -------             -----
   Minimum lease payments         $18,021             2,620
                                  =======             =====
   Less interest                                        620
   Present value of                                  ------
       minimum lease payments                        $2,000
                                                     ======
   Rent expense, including related real estate taxes charged to operations, amounted to $4,217, $4,076 and $4,047 for fiscal years 1993, 1992 and 1991, respectively.

   Contingencies:
   -------------
   The Company has employment/severance (change in control) agreements with its officers, as well as a severance policy covering Company employees generally. Under such agreements and policy, severance payments and benefits would become payable in the event of specified terminations of employment following a change in control (as defined) of the Company. In the event of a change in control of the Company and subsequent termination of all employees, the maximum contingent severance liability would have been approximately $14.3 million at November 28, 1993.

   Prior to the acquisition of the Graphic Arts Group by the Company from Bunzl plc in May 1990, it was discovered that some hazardous waste materials had been stored on the premises of one of the Graphic Arts Group companies, Seal, located in Naugatuck, Connecticut. In compliance with applicable state law, this environmental condition was reported to the Connecticut Department of Environmental Protection by Bunzl. Seal, which is now a subsidiary of the Company, may be partially responsible under law for the environmental conditions on the premises and any liabilities resulting therefrom. However, in connection with the Company's acquisition of Seal, Bunzl agreed to take responsibility for correcting such environmental conditions and, for a period of seven years, to indemnify Seal and the Company for such resulting liabilities, subject to certain limitations. Management believes that this contingency will not have a material effect on the Company's results of operations or financial condition.

        (In thousands except share and per share amounts)

11. Commitments and Contingencies, continued:
    -----------------------------
   Contingencies, continued:
   -------------
    The Company is also involved on a continuing basis in monitoring its compliance with environmental laws and in making capital and operating improvements necessary to comply with existing and anticipated environmental requirements. Despite its efforts, the Company has been cited for occasional violations or alleged violations of environmental laws or permits. Expenses incurred by the Company to date relating to violations of and compliance with environmental laws and permits have not been material. While it is impossible to predict with certainty, management currently does not foresee such expense in the future as having a material effect on the Company's business, results of operations or financial condition.

   There are other contingent liabilities with respect to product warranties, legal proceedings and other matters occurring in the normal course of business. In the opinion of management, all such matters are adequately covered by insurance or by accruals, and if not so covered, are without merit or are of such kind, or involve such amounts, as would not have significant effect on the financial condition or results of operations of the Company, if disposed of unfavorably.

        (In thousands except share and per share amounts)

12. Research and Development:
    ------------------------
   Research and development expenses were approximately $1,657, $1,519, and $1,153 in fiscal years 1993, 1992 and 1991, respectively.

13. Cash Flow Information:
    ---------------------
   Cash payments for interest and income taxes (net of refunds) were as follows:
                                  1993       1992       1991
                                  ----       ----       ----
   Interest paid                 $  580     $  863     $1,889
   Income taxes                   8,761      5,987      7,170

14. Quarterly Financial Data (unaudited):
    ------------------------------------
   Results of operations for each of the quarters during fiscal years 1993 and 1992 are as follows:
                                                   1993
                                                   ----
                               First     Second    Third    Fourth    Total
                               -----     ------    -----    ------    -----
   Net sales                  $57,117   $60,825   $65,021  $73,187   $256,150
   Gross profit                22,465    24,701    25,702   29,929    102,797
   Net income                   2,533     3,544     3,856    4,995     14,928
   Net income per share           .16       .22       .24      .31        .93

                                                   1992
                                                   ----
                               First     Second    Third    Fourth    Total
                               -----     ------    -----    ------    -----
    Net sales                 $53,016   $56,982   $61,795   $63,136  $234,929
    Gross profit               21,275    23,037    24,940    26,311    95,563
    Net income                  2,191     3,219     3,854     4,038    13,302
    Net income per share          .14       .20       .24       .25       .83

15.  Industry Segment Information:
     ----------------------------
    The Company operates in two industry segments, Office Products and Art/Craft Products. Total export sales aggregated $21,580 in fiscal 1993, $20,919 in fiscal 1992 and $20,534 in fiscal 1991 of which $11,619,
    $10,981 and $11,074 in fiscal years 1993, 1992 and 1991, respectively, were made in Canada.

    Operating profits include all revenues and expenses of the reportable segment except for general corporate expenses, interest expense, interest income, other expenses, other income and income taxes.

    Identifiable assets are those assets used in the operations of each business segment. Corporate assets include cash and miscellaneous other assets not identifiable with any particular segment. Capital additions include amounts related to acquisitions.

        (In thousands except share and per share amounts)

15.  Industry Segment Information, continued:
     ----------------------------
                            Office    Art/Craft  Corp.
    Fiscal Year 1993       Products   Products   Assets   Consolidated
    ----------------       --------   --------   ------   ------------
    Net sales              $142,462   $113,688              $256,150
                           ========   ========              ========
    Operating profit       $ 11,411   $ 18,832              $ 30,243
                           ========   ========
    General corporate                                         (5,682)
    Interest expense                                            (242)
    Interest income                                              190
    Other expense, net                                          (471)
    Income before income                                    --------
        taxes                                               $ 24,038
                                                            ========
    Identifiable assets    $ 74,098   $ 67,619   $ 14,600   $156,317
                           ========   ========   ========   ========
    Capital additions      $  5,559   $  4,082   $    698   $ 10,339
                           ========   ========   ========   ========
    Depreciation and
        amortization       $  3,898   $  3,234   $    532   $  7,664
                           ========   ========   ========   ========

                            Office    Art/Craft  Corp.
    Fiscal Year 1992       Products   Products   Assets   Consolidated
    ----------------       --------   --------   ------   ------------
    Net sales              $126,101   $108,828              $234,929
                           ========   ========              ========
    Operating profit       $  8,541   $ 18,516              $ 27,057
                           ========   ========
    General corporate                                         (4,163)
    Interest expense                                          (1,073)
    Interest income                                              422
    Other expense, net                                          (634)
    Income before income                                    --------
        taxes                                               $ 21,609
                                                            ========
    Identifiable assets    $ 69,894   $ 64,715    $ 9,561   $144,170
                           ========   ========   ========   ========
    Capital additions      $  3,666   $  1,813    $   523   $  6,002
                           ========   ========   ========   ========
    Depreciation and
        amortization       $  3,552   $  3,521    $   485   $  7,558
                           ========   ========   ========   ========

        (In thousands except share and per share amounts)

15. Industry Segment Information, continued:
    ----------------------------
                            Office    Art/Craft  Corp.
    Fiscal Year 1991       Products   Products   Assets   Consolidated
    ----------------       --------   --------   ------   ------------
    Net sales              $120,103   $108,519              $228,622
                           ========   ========              ========
    Operating profit*      $  6,369   $ 17,618              $ 23,987
                           ========   ========
    General corporate                                         (4,922)
    Interest expense                                          (2,098)
    Interest income                                              630
    Other expense, net                                          (479)
    Income before income                                    --------
        taxes                                               $ 17,118
                                                            ========
    Identifiable assets    $ 71,960   $ 68,292    $11,572   $151,824
                           ========   ========   ========   ========
    Capital additions      $  2,736   $  1,875    $   338   $  4,949
                           ========   ========   ========   ========
    Depreciation and
        amortization       $  3,528   $  3,494    $   445   $  7,467
                           ========   ========   ========   ========
    * Includes the provision for relocation and consolidation of operations which reduced the office products operating profit by $3.2 million and art/craft products operating profit by $.4 million.

    The Company's operations by geographical areas for fiscal years 1993, 1992 and 1991 are presented below. Intercompany sales to affiliates represent products which are transferred between geographic areas on a basis intended to reflect as nearly as possible the market value of the products. Intercompany sales between areas were not material in fiscal year 1991.

                                                                Adjustments
                                                                     and
    Fiscal Year 1993   North America    Europe     Corporate    Eliminations  Consolidated
    ----------------   -------------    ------     ---------    ------------  ------------
    Net sales:

    Customers             $241,059     $15,091                        -         $256,150
    Intercompany             2,941       1,640                     $(4,581)         -
                          --------     -------                     -------      --------
    Total                 $244,000     $16,731                     $(4,581)     $256,150
                          ========     =======                     =======      ========
    Operating profit      $ 30,203     $    40                        -         $ 30,243
                          ========     =======                     =======      ========
    Identifiable assets   $124,841     $16,876       $14,600          -         $156,317
                          ========     =======       =======       =======      ========

        (In thousands except share and per share amounts)

15.  Industry Segment Information, continued:
     ----------------------------

                                                                Adjustments
                                                                     and
    Fiscal Year 1992   North America    Europe     Corporate    Eliminations  Consolidated
    ----------------   -------------    ------     ---------    ------------  ------------
    Net sales:

    Customers             $218,111     $16,818                        -         $234,929
    Intercompany             2,241       1,230                     $(3,471)        -
                          --------     -------                     -------      --------
    Total                 $220,352     $18,048                     $(3,471)     $234,929
                          ========     =======                     =======      ========
    Operating profit
     (loss)               $ 27,614     $  (557)                       -         $ 27,057
                          ========     =======                     =======      ========
    Identifiable assets   $117,066     $17,543        $9,561          -         $144,170
                          ========     =======       =======       =======      ========

    Fiscal Year 1991       North America  Europe  Corporate  Consolidated
                           -------------  ------  ---------  ------------
    Net sales                 $210,687    $17,935              $228,622
                              ========    =======              ========
    Operating profit (loss)*  $ 26,786    $(2,799)             $ 23,987
                              ========    =======              ========
    Identifiable assets       $117,791    $22,461   $11,572    $151,824
                              ========    =======   =======    ========
     * Includes the provision for relocation and consolidation of operations which reduced operating profit in North America by $2.7 million and in Europe by $.9 million.

16.  Financial Instruments:
     ---------------------
     Off-Balance Sheet Risk:
     ----------------------
     The Company had $992 in forward exchange contracts outstanding as of November 28, 1993 to hedge accounts receivable denominated in Canadian dollars. No forward exchange contracts were outstanding as of November 29, 1992. The forward exchange contracts generally have maturities which do not exceed six months and require the Company to exchange Canadian dollars for U.S. dollars at maturity at rates agreed to at the inception of the contracts. Letters of credit are issued by the Company during the ordinary course of business through major domestic banks as required by certain vendor contracts. As of November 28, 1993 and November 29, 1992, the Company had outstanding letters of credit for $511 and $1,426, respectively.

        (In thousands except share and per share amounts)

16.  Financial Instruments, continued:
     ---------------------
     Concentrations of Credit Risk:
     -----------------------------
     Financial instruments which potentially subject the Company to concentration of credit risk consist principally of temporary cash investments and trade receivables. The Company places its temporary cash investments ($7.3 million and $4.5 million at November 28, 1993 and November 29, 1992, respectively) with quality financial institutions and, by policy, limits the amount of credit exposure to any one financial institution. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base, and their dispersion across many different industries and geographies. Generally, the Company does not require collateral or other security to support customer receivables.

     Fair Value:
     ----------
     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

          Cash and cash equivalents -
          -------------------------
          The carrying amount approximates fair value because of the short maturity of these instruments.

          Debt (excluding capital lease obligations) -
          ------------------------------------------
          The fair value of the Company's debt is estimated based on the current rates offered to the Company for debt of the same remaining maturities.

          Forward exchange contracts -
          --------------------------
          The fair value of forward exchange contracts (used for hedging purposes) approximates fair value because of the short maturity of these instruments.

     The estimated fair values of the Company's financial instruments at November 28, 1993 are as follows:

                                          Carrying      Fair
                                           Amount       Value
                                          --------      -----
     Cash and cash equivalents            $10,778      $10,778
     Debt (excluding capital
       lease obligations)                   4,161        4,324
     Forward exchange contracts               992          992

                                SCHEDULE II.  AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS
                                                PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES
                                                    for the fiscal years 1993, 1992 and 1991

                  Column A             Column B       Column C                Column D                        Column E
                  --------             --------       --------               Deductions              Balance at End of Period
                                                                             ----------              ------------------------
                                      Balance at                        (1)             (2)            (1)              (2)
                                      Beginning                       Amounts         Amounts                           Not
              Name of Debtor          Of Period      Additions       Collected      Written Off       Current         Current
              --------------          ---------      ---------       ---------      -----------       -------         -------
1993:
- ----
Ronald J. Naples,                     $582,644           -              -                -            $48,773         $533,871 (A)
  Chairman of the Board                =======                                                         ======          =======
  and Chief Executive
  Officer of the Company

1992:
- ----
Ronald J. Naples,                     $582,644           -               -               -                -           $582,644
  Chairman of the Board                =======                                                                         =======
  and Chief Executive
  Officer of the Company

1991:
- ----
Ronald J. Naples,                     $582,644           -                -              -                -           $582,644
  Chairman of the Board                =======                                                                         =======
  and Chief Executive
  Officer of the Company

   (A)  The Company entered into an agreement with Mr. Naples pursuant to which the Company agreed to lend him each year, if he so requests, an amount up to the total incremental taxes incurred by him for such year as a result of the vesting in him of common stock under the Company's stock grant plan.  Loans under this agreement at November 28, 1993 consist of the following:

                                                  Outstanding Balance      Due Date      Interest Rate
                                                  -------------------      --------      -------------
                                                        $ 48,773             2/07/94          4.64%
                                                         533,871             2/15/95          4.64%
                                                        --------
                                                        $582,644
                                                        ========

        Interest is payable annually on December 31st.  Such loans may be for terms of up to 10 years but are subject to acceleration and mandatory prepayment in certain circumstances.  The terms of the loans however, may be and have been reset by mutual agreement of the parties at any time but not to exceed 10 years from origination of the subject loan.  Loans under this agreement are collateralized by common stock.

                                          SCHEDULE V.     PROPERTY, PLANT AND EQUIPMENT (A)
                                                      for the fiscal years 1993, 1992 and 1991
                                                                    (In thousands)
         Column A                 Column B           Column C              Column D              Column E            Column F
         --------                 --------           --------              --------              --------            --------
                                 Balance at                                                       Other             Balance at
                                 Beginning           Additions                                  Changes (C)           End of
  Classification                 of Period            at cost             Retirements          Add (Deduct)           Period
  --------------                 ---------           ---------            -----------          ------------         ---------
1993:
- ----
  Land and land improvements     $ 3,701             $    43              $   -                $   (46)             $ 3,698
  Buildings                       16,779                 721                   10                  (56)              17,434
  Machinery and equipment         58,242               6,506 (E)            3,030 (F)              -                 61,718
  Leasehold improvements             706                  42                   84                   (3)                 661
  Construction in progress         2,412               3,027 (B)              -                    -                  5,439
                                  ------              ------               -----                ------               ------
         TOTAL                   $81,840             $10,339              $3,124               $  (105)             $88,950
                                  ======              ======               =====                ======               ======
1992:
- ----
  Land and land improvements     $ 4,055                 -                   -                 $  (354)             $ 3,701
  Buildings                       16,951             $   240              $   22                  (390)              16,779
  Machinery and equipment         56,350               4,046 (E)           1,101                (1,053)              58,242
  Leasehold improvements             646                  58                 -                       2                  706
  Construction in progress           754               1,658 (B)             -                     -                  2,412
                                  ------              ------               -----                ------               ------
          TOTAL                   $78,756             $ 6,002              $1,123               $(1,795)             $81,840
                                  ======              ======               =====                ======               ======
1991:
- ----
  Land and land improvements     $ 4,303             $   -                   -                 $  (248)             $ 4,055
  Buildings                       16,701                 852              $   17                  (585)              16,951
  Machinery and equipment         52,210               6,411 (E)             719                (1,552)              56,350
  Leasehold improvements             438                 206                 -                     -                    646
  Construction in progress         3,274              (2,520)(B)             -                     -                    754
                                  ------              ------               -----                ------               ------
         TOTAL                   $76,926             $ 4,949              $  736               $(2,385) (D)         $78,756
                                  ======              ======               =====                ======               ======

  (A)  Assets are depreciated on a straight-line basis.  The estimated depreciable lives of the assets are as follows:
          Factory buildings and components, 8 to 40 years
          Machinery and equipment, 5 to 12 years
          Autos and trucks, 4 years
          Tools and dies, 6 years
          Leasehold improvements, term of lease
  (B)  Represents net increase (decrease) for the year.
  (C)  Represents adjustments due to currency exchange rate changes for foreign assets and transfers between classification accounts.
  (D)  Includes a $1,424 write-off of equipment in connection with the relocation and consolidation of certain manufacturing and distribution operations.
  (E)  Increase attributable to machinery and equipment for new products and the upgrade, replacement and improvement of existing manufacturing equipment.
  (F)  Attributable to the retirement of certain computer and manufacturing equipment, most of which was fully depreciated.

                                     SCHEDULE VI.  ACCUMULATED DEPRECIATION AND AMORTIZATION
                                                        OF PROPERTY, PLANT AND EQUIPMENT
                                                    for the fiscal years 1993, 1992 and 1991
                                                                 (In thousands)
         Column A                 Column B             Column C          Column D             Column E            Column F
         --------                 --------             --------          --------             --------            --------
                                                      Additions,
                                 Balance at           Charged to                               Other             Balance at
                                 Beginning            Costs and                              Changes (A)           End of
        Classification            of Period           Expenses           Retirements        Add (Deduct)           Period
        --------------           ----------           -----------        -----------        ------------         ---------
1993:
- ----
  Land improvements              $   352              $   53                                                     $   405
  Buildings                        5,133                 558               $    5               $ (5)              5,681
  Machinery and equipment         33,361               4,991                2,464 (C)             59              35,947
  Leasehold improvements             339                  47                   84                 (2)                300
                                  ------               -----                 -----               ----             ------
                                 $39,185              $5,649               $2,553               $ 52             $42,333
                                  ======               =====                =====                ===              ======
1992:
- ----
  Land improvements              $   300              $   52                   -                $  -             $   352
  Buildings                        4,624                 555                $   21                (25)             5,133
  Machinery and equipment         29,878               5,031                   983               (565)            33,361
  Leasehold improvements             272                  52                   -                   15                339
                                  ------               -----                 -----               ----             ------
     TOTAL                       $35,074              $5,690                $1,004             $(575)           $39,185
                                  ======               =====                 =====               ====            ======
1991:
- ----
  Land improvements              $   252              $   53                   -                $  (5)           $   300
  Buildings                        4,216                 536                $   17               (111)             4,624
  Machinery and equipment         26,162               4,944                   591               (637)            29,878
  Leasehold improvements             158                 113                   -                    1                272
                                  ------               -----                 -----               ----             ------
     TOTAL                       $30,788              $5,646                $  608              $ 752 (B)        $35,074
                                  ======               =====                 =====               ====             ======

  (A)  Includes adjustments due to currency exchange rate changes for foreign assets.
  (B)  Decrease due principally to a $718 write-off of equipment in connection with the relocation and consolidation of certain manufacturing and distribution operations.
  (C)  Attributable to the retirement of certain computer and manufacturing equipment.

                                                         SCHEDULE VIII.     VALUATION AND QUALIFYING ACCOUNTS
                                                                         for the fiscal years 1993, 1992 and 1991
                                                                                       (In thousands)

        Column A                       Column B                       Column C                    Column D              Column E
        --------                       --------                       --------                    --------              --------
                                                                     Additions
                                                                     ---------
                                      Balance at         Charged to           Charged to                                Balance at
                                       Beginning         Costs and              Other                                    End of
      Description                      of Period           Expense             Accounts           Deductions             Period
      -----------                     ----------         -----------           ----------         ----------            ----------
1993:
- ----
  Allowance for doubtful accounts       $2,587              $1,022                $ 3              $  969 (A)            $2,643
                                         =====               =====                 ===              =====                 =====

  Reserve for inventory obsolescence    $1,655              $1,598                  -              $1,017                $2,236
                                         =====               =====                                  =====                 =====

1992:
- ----
  Allowance for doubtful accounts       $2,314              $1,182 (C)              -              $  909 (A)            $2,587
                                         =====               =====                                  =====                 =====

  Reserve for inventory obsolescence    $1,788              $  766                  -              $  899                $1,655
                                         =====               =====                                  =====                 =====

1991:
- ----
  Allowance for doubtful accounts       $1,870              $1,134 (B)            $ -               $  690 (A)           $2,314
                                         =====               =====                 ===               =====                =====

  Reserve for inventory obsolescence    $2,214              $  438                $ -               $  864               $1,788
                                         =====               =====                 ===               =====                =====

  (A)  Doubtful accounts written off, net of collection expenses.
  (B)  Increase principally due to provision for several doubtful accounts which were pending at the end of fiscal 1991.
  (C)  As in 1991, due to provision for several doubtful accounts pending at fiscal year end.

                                          SCHEDULE X.  SUPPLEMENTARY INCOME STATEMENT INFORMATION
                                                 for the fiscal years 1993, 1992 and 1991
                                                              (In thousands)

          Column A                                                              Column B
          --------                                                              --------
            Item                                                      Charged to Costs and Expenses
            ----                                                      -----------------------------
                                                             1993                1992                1991
                                                             ----                ----                ----
Maintenance and repairs                                     $3,199              $2,825              $2,656
                                                             =====               =====               =====

Depreciation and amortization
     of intangible assets, pre-
     operating costs and similar
     deferrals:

     Costs incurred in excess of
     net assets acquired                                    $  505              $  488              $  466
                                                             =====               =====               =====

     Amortization of intangibles                            $1,276              $1,327              $1,302
                                                             =====               =====               =====

     Amortization of other assets                           $  234              $   53              $   53
                                                             =====               =====               =====

Taxes, other than income taxes:

     Payroll taxes                                          $3,791              $3,532              $3,319
                                                             =====               =====               =====

     Other taxes                                            $  569              $  769              $  781
                                                             =====               =====               =====

Advertising costs                                           $6,905              $6,120              $5,928
                                                             =====               =====               =====

                            SIGNATURES

          Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             HUNT MANUFACTURING CO.

Dated:  February  22, 1994                   By: /s/ Ronald J. Naples
                                                 --------------------------
                                             Ronald J. Naples
                                             Chairman of the Board
                                             and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Ronald J. Naples
- ------------------------------          February 22, 1994
Ronald J. Naples
Chairman of the Board and
Chief Executive Officer

/s/ William E. Chandler
- ------------------------------          February 22, 1994
William E. Chandler
Senior Vice President,
Finance (Principal Financial and
Accounting Officer)

/s/ Vincent G. Bell, Jr.
- ------------------------------          February 22, 1994
Vincent G. Bell, Jr.
Director

/s/ Jack Farber
- ------------------------------          February 22, 1994
Jack Farber
Director

/s/ Robert B. Fritsch
- ------------------------------          February 22, 1994
Robert B. Fritsch
Director

/s/ William F. Hamilton, Ph.D.
- ------------------------------          February 22, 1994
William F. Hamilton, Ph.D.
Director

/s/ Mary R. Henderson
- ------------------------------          February 22, 1994
Mary R. (Nina) Henderson
Director

/s/ Gordon A. MacInnes, Jr.
- ------------------------------          February 16, 1994
Gordon A. MacInnes, Jr.
Director

/s/ Wilson D. McElhinny
- ------------------------------
Wilson D. McElhinny                     February 22, 1994
Director

/s/ Robert H. Rock
- ------------------------------          February 22, 1994
Robert H. Rock
Director

/s/ Roderic H. Ross
- ------------------------------          February 22, 1994
Roderic H. Ross
Director


- ------------------------------          February   , 1994
Victoria B. Vallely
Director