Form 10-Q
period 1994-02-27
HUNT MANUFACTURING CO
filed 1994-04-13
CIK 49146

                                                    Page 1 of 13 Pages
                                                    Exhibit Index
                                                    at Page 12


                                  FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549


            /X/  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended          February 27, 1994
                                    -------------------------

                                      OR

          / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number                        1-8044
                                     -------------------------

                           HUNT MANUFACTURING CO.
        -----------------------------------------------------------
          (Exact name of registrant as specified in its charter)


Pennsylvania                                                  21-0481254
- ---------------                                              -------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                             Identification No.)

230 South Broad Street, Philadelphia, PA                         19102
- ----------------------------------------                 ---------------------
(Address of principal executive offices)                      (Zip code)

Registrant's telephone no., including area code   (215) 732-7700
                                               --------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes     X      No
                                                     -------       -------

As of April 5, 1994 there were outstanding 16,129,768 shares of the registrant's common stock.

                    HUNT MANUFACTURING CO.

                             INDEX

                                                          Page
                                                          ----
PART I - FINANCIAL INFORMATION
         ---------------------

Item 1 - Financial Statements
         --------------------

         Condensed Consolidated Balance Sheets as of
         February 27, 1994 and November 28, 1993              3

         Condensed Consolidated Statements of Income -
         Three Months Ended February 27, 1994 and
         February 28, 1993                                    4

         Condensed Consolidated Statements of Cash Flows -
         Three Months Ended February 27, 1994 and
         February 28, 1993                                    5

         Notes to Condensed Consolidated Financial
         Statements                                           6

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations      7-9
         ---------------------------------------------

PART II - OTHER INFORMATION
          -----------------

Item 6 -  Exhibits and Reports on Form 8-K                   10
          --------------------------------

          Signatures                                         11
          ----------

          Exhibit Index                                      12
          -------------

          Exhibit 11 - Computation of Per Share Earnings     13
          ----------------------------------------------

                      Part I -   FINANCIAL INFORMATION
                                 ---------------------
Item 1.   Financial Statements
          --------------------
                           HUNT MANUFACTURING CO.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                (Unaudited)
            (In thousands except share and per share amounts)

                                                                     February 27,     November 28,
                                                                        1994              1993
                                                                     ------------     -----------
                     ASSETS
Current assets:
     Cash and cash equivalents                                        $  8,034         $  10,778
     Accounts receivable, less allowance for doubtful
      accounts: 1994, $2,763; 1993, $2,643                              37,291            39,472
     Inventories:
       Raw materials                                                    10,609             9,577
       Work in proces                                                    5,944             5,289
       Finished goods                                                   15,817            13,094
                                                                      --------          --------
          Total inventories                                             32,370            27,960
     Deferred income taxes                                               3,901                 -
     Prepaid expenses and other current assets                           1,852             2,632
                                                                      --------          --------
           Total current assets                                         83,448            80,842
Property, plant and equipment, at cost, less
 accumulated depreciation and amortization:
 1994, $43,908; 1993, $42,333                                           46,946            46,617
Intangible  assets,  net                                                26,591            27,019
Other assets                                                             2,013             1,839
                                                                      --------          --------
                   Total assets                                       $158,998          $156,317
                                                                      ========          ========
           LIABILITIES AND STOCKHOLDERS' EQUITY
Current  liabilites:
     Current portion of long-term debt                                $  3,158          $  3,158
     Accounts payable                                                    9,474            11,060
     Accrued expenses:
       Salaries, wages and commissions                                   6,628             8,412
       Income taxes                                                      5,943             4,992
       Other                                                             5,935             6,092
                                                                      --------          --------
            Total current liabilites                                    31,138            33,714
     Long-term debt, less current porton                                 2,768             3,003
     Deferred income taxes                                               4,336             1,230
     Other non-current liabilites                                        1,793             2,103
                                                                      --------          --------
                   Total liabilites                                     40,035            40,050
                                                                      --------          --------
Stockholders' equity:
     Preferred stock, $.10 par value, authorized 1,000,000
      shares (including 50,000 shares of Series A Junior
      Participating Preferred); none issued                                  -                 -
     Common stock, $.10 par value, 20,000,000 shares
      authorized; issued: 1994 - 16,128,580 shares;
      1993 - 16,125,321 shares                                           1,613             1,613
     Capital in excess of par value                                      6,208             6,158
     Cumulatve translation adjustment                                   (1,424)           (1,495)
     Retained earnings                                                 112,566           110,290
                                                                      --------          --------
                                                                       118,963           116,566
Less cost of treasury stock:
1994 - 0 shares; 1993 - 18,634 shares                                        -              (299)
                                                                      --------          --------
                   Total stockholders' equity                          118,963           116,267
                                                                      --------          --------
                     Total liabilites and stockholders' equity        $158,998          $156,317
                                                                      ========          ========

        See accompanying notes to condensed consolidated financial statements.

                         HUNT MANUFACTURING CO.
              CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                              (Unaudited)
                (In thousands except per share amounts)

                                                            Three months ended
                                                      -----------------------------
                                                      February  27,    February  28,
                                                          1994             1993
                                                      -------------    -------------
Net sales                                               $64,550           $57,117
Cost of sales                                            39,395            34,652
                                                      ----------        ----------
  Gross profit                                           25,155            22,465
Selling and shipping expenses                            13,362            12,356
Administrative and general expenses                       6,867             5,944
                                                      ----------        ----------
  Income from operations                                  4,926             4,165
Interest expense                                             71               118
Other expense, net                                           50                26
                                                      ----------        ----------
  Income before income taxes and cumulative
    effect of accounting change                           4,805             4,021
Provision for income taxes                                1,802             1,488
                                                      ----------        ----------
  Income before cumulative effect of
    accounting change                                     3,003             2,533
  Cumulative effect of change in
    accounting for income taxes                             795                -
                                                      ----------        ----------
  Net income                                            $ 3,798           $ 2,533
                                                      ==========        ==========
Average shares of common stock outstanding               16,114            16,098
                                                      ==========        ==========
Earnings per common share:
  Income before cumulative effect of
    accounting change                                   $   .19           $   .16
  Cumulative effect of change in accounting
    for income taxes                                        .05                -
                                                      ----------        ----------
Net income per share                                    $   .24           $   .16
                                                      ==========        ==========
Dividends per common share                              $   .09           $ .0875
                                                      ==========        ==========

See  accompanying notes to condensed  consolidated  financial  statements.

           HUNT MANUFACTURING CO. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited)
                        (In thousands)

                                                        Three Months Ended
                                                     --------------------------
                                                     February 27,   February 28,
                                                         1994          1993
                                                     ------------   ------------
Cash flows from operating activities:
Net income                                             $  3,798      $  2,533
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation and amortization                          2,215         1,975
   Cumulative effect of change in accounting
    for income taxes                                       (795)            -
   Loss on disposals of property, plant and equipment        49            80
   Payments relating to relocation and consolidation of
    operations                                               (63)          (65)
   Issuance of stock under management incentive bonus
    and stock grant plans                                   184            48
   Changes in operating assets and liabilities           (4,425)         (897)
   Other, net                                                 -          (101)
                                                       --------      --------
     Net cash provided by operating activities              963         3,573
                                                       --------      --------
Cash flows from investing activities:
 Additions to property, plant and equipment              (2,025)       (2,320)
 Other, net                                                 (22)         (443)
                                                       --------      --------
     Net cash used for investing activities              (2,047)       (2,763)
                                                       --------      --------
Cash flows from financing activities:
 Payments on long-term debt, including
   current maturities                                      (235)         (334)
 Proceeds from exercise of stock options                     93            58
 Dividends paid                                          (1,450)       (1,408)
 Other, net                                                 (68)           13
                                                       --------      --------
    Net cash used for financing activities               (1,660)       (1,671)
                                                       --------      --------
Effect of exchange rate changes on cash                       -            40
                                                       --------      --------
Net decrease in cash and cash equivalents                (2,744)         (821)

Cash and cash equivalents, beginning of period           10,778         6,013
                                                       --------      --------
Cash and cash equivalents, end of period               $  8,034      $  5,192
                                                       ========      ========
Supplemental disclosures of cash flow information:
 Interest paid                                         $     82      $    148
 Income taxes paid                                          843         1,116

  See accompanying notes to condensed consolidated financial statements.

                     HUNT MANUFACTURING CO.

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

1. The accompanying condensed consolidated financial statements and related notes are unaudited; however, in management's opinion all adjustments (consisting primarily of normal recurring accruals) necessary for a fair presentation of the financial position at February 27, 1994 and the results of operations and cash flows for the periods shown have been made. Such statements are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by generally accepted accounting principles or those normally made in the Form 10-K.

2. Certain marketing and administrative expenses are accrued or deferred as of interim reporting dates to provide an appropriate cost in the period.

3. The earnings per share are calculated based on the weighted average number of common shares outstanding. Shares issuable under outstanding stock option, stock grant and long-term incentive compensation plans are common stock equivalents, but are not used in computing earnings per share because the dilutive effect would be less than 3%.

4. Effective November 29, 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109 "Accounting for Income Taxes." The adoption of SFAS No. 109 changes the Company's method of accounting for income taxes from the deferred method under Accounting Principles Board Opinion No. 11 to an asset and liability approach. The effect of adopting SFAS No. 109 has been recognized immediately as the effect of a change in accounting principle and increased net income in the first quarter by $795, or $.05 per share. Prior financial statements have not been restated. The increase in net income results primarily from adjusting deferred tax balances to current tax rates.

     The significant components of deferred tax assets and liabilities at November 29, 1993 consist of:

                                                   Assets    Liabilities
                                                   ------    -----------
         Inventories                               $2,007          --
         Accrued expenses                           1,498          --
         Allowance for doubtful accounts              958          --
         Net Operating Loss Carryforwards-foreign     804          --
         Pensions                                     385          --
         Net Operating Loss Carryforwards-
            State & Local                             278          --
         Depreciation & Amortization                   --      $5,283
                                                   ------      ------
            Subtotal                               $5,930      $5,283
         Valuation Allowance                       (1,082)         --
                                                   ------      ------
            Total                                  $4,848      $5,283
                                                   ======      ======

Item 2. Management's Discussions and Analysis of Financial Condition and Results of Operations
        ------------------------------------------------------------
Financial Condition
- -------------------
For the first quarter of 1994, the Company's financial condition remained strong. Working capital increased to $52.3 million at February 27, 1994 from $47.1 million at November 28, 1993 (the Company's fiscal year end) and the percentage of debt to equity decreased to 5.0% from 5.3% at those respective dates. The Company's current ratio also improved from 2.4 at November 28, 1993 to 2.7 at February 27, 1994. Net cash flows of $1.0 million provided by operating activities in the first quarter of fiscal 1994, combined with available cash balances, were sufficient to fund additions to property, plant and equipment of $2.0 million and to pay cash dividends of $1.5 million.

Current assets increased $2.6 million to $83.4 million at the end of the first quarter of fiscal 1994 from $80.8 million at the end of fiscal 1993 primarily as a result of increases in inventories.
The increase in inventories was principally attributable to the purchase of inventories relating to an exclusive distribution agreement with Schwan-STABILO(R) and stocking in anticipation of promotional sales expected in the second and third quarters of fiscal 1994. Inventories of new products also accounted for a portion of the increase. The increase in inventories was partially offset by a decrease in net accounts receivable of $2.2 million which was principally attributable to lower sales in the first quarter of fiscal 1994 as compared with those in the fourth quarter of fiscal 1993.

Current liabilities decreased to $31.1 million at the end of the first quarter of fiscal 1994 from $33.7 million at the end of fiscal 1993, primarily as a result of decreases in accounts payable and accrued salaries, wages and commissions. The decrease in accounts payable to $9.5 million at February 27, 1994 from $11.1 million at November 28, 1993 was largely the result of the timing of the payment of the year-end balance. The decrease of $1.8 million in accrued salaries, wages and commissions, from $8.4 million at the end of fiscal 1993 to $6.6 million at February 27, 1994, was largely the result of payment of incentive compensation in the first quarter of fiscal 1994 which had been accrued at the end of fiscal 1993.

The Company currently has line-of-credit agreements with three banks totaling $45 million. There were no borrowings under these line-of-credit agreements at February 27, 1994. Management believes that cash expected to be generated from operations and available cash balances combined with these credit agreements are sufficient to meet the Company's currently anticipated working capital and other investing and financing needs, and if additional resources are needed, management believes that the Company could obtain funds at competitive costs. Management also expects that 1994 expenditures for additions to property, plant and equipment to increase capacity and productivity will be moderately higher than the $10.3 million expended for such purposes in fiscal 1993.

Results of Operations
- ---------------------
Net Sales
- ---------
Net sales in the first quarter of fiscal 1994 grew by 13% to $64.6 million from $57.1 million in the first quarter of fiscal 1993. This increase was primarily due to higher unit volume, as average selling prices decreased as a result of continued competitive pressures. Selling prices have decreased approximately 1% as compared with prices in the first quarter of 1993. Management believes that this pressure on selling prices will continue.

Office products sales increased 16.4% to $37.4 million in the first quarter of fiscal 1994 from $32.1 million in the first quarter of fiscal 1993. This increase was the result of higher sales in all of the Company's major office product lines: office furniture (up 18.3%), mechanical and electromechanical products (up 17.2%) and desktop accessories and supplies (up 11.6%). The sales growth in office furniture was due to broadened distribution, while the increase in sales of mechanical and electromechanical products resulted from higher sales of Boston(R) brand products. New products sales, including sales of products under the Company's new distribution agreement with Schwan-STABILO(R) accounted for most of the sales growth in desktop accessories and supplies. Export sales of office products were up 9.1% in the first quarter of fiscal 1994 from the first quarter of fiscal 1993 level due, in part, to higher sales in the Far East, Europe and Latin America.

Sales of art/craft products grew 8.7% to $27.2 million in the first quarter of fiscal 1994 from $25.0 million in the first quarter of fiscal 1993. Mounting and laminating products were renamed "presentation graphics" in the first quarter to better describe an expanded product offering in this major product class. Higher sales of presentation graphics products (up 19.2%) were partially offset by lower sales of art supplies (down 5%) and hobby/craft products (down 8.2%). The sales increase in presentation graphics products resulted from higher sales of Seal(R) brand mounting and laminating equipment and Bienfang(R) brand foam board. The decrease in sales of art supplies was largely the result of lower sales of Bienfang(R) brand paper products, while decreases in sales of X-Acto(R) brand products accounted for most of the hobby/craft sales decline.

Export sales of art/craft products grew 2.8% in the first quarter of fiscal 1994. After adjusting for the exchange effect of a weaker Canadian dollar, export sales of art/craft products increased by 5.6% due to higher sales in Canada (up 7.2%, after adjusting for the exchange effect). Foreign sales of art/craft products were up 8.1% in the first quarter of fiscal 1994 due primarily to higher sales of presentation graphics products in the United Kingdom.

Gross Profit
- ------------
The Company's gross profit margin decreased to 39.0% of net sales in the first quarter of fiscal 1994 from 39.3% in the first quarter of fiscal 1993, primarily due to the lower selling prices discussed above. These lower prices were partially offset by the favorable effect of higher unit volume and operating improvements.

Selling, Shipping, Administrative and General Expenses
- ------------------------------------------------------
Selling and shipping expenses decreased to 20.7% of net sales for the first quarter of fiscal 1994 from 21.6% in the first quarter of fiscal 1993, due primarily to lower salesforce commissions expense as a result of changes in customer sales mix.

Administrative and general expenses increased 15.5%, or $.9 million, in the first quarter of fiscal 1994 compared to the same period in fiscal 1993, largely as a result of higher management
incentive compensation and employee fringe benefit expenses.   The
increase in management incentive compensation is attributable to the improvement in profitability while the increase in employee fringe benefits relates primarily to retirement benefit plans.

Provision for Income Taxes
- --------------------------
The effective tax rate increased to 37.5% for the first quarter of fiscal 1994 from the 37.0% incurred in the first quarter of fiscal 1993. This increase was primarily the result of a higher corporate statutory income tax rate enacted in August of 1993.

Accounting Change
- -----------------
In the first quarter of fiscal 1994 the Company adopted the provisions of SFAS No. 109, "Accounting for Income Taxes," the cumulative effect of which increased net income by $.8 million, or $.05 per share.

                   PART II - OTHER INFORMATION
                             -----------------

Item 6. - Exhibits and Reports on Form  8-K
          ---------------------------------

(a)  Exhibits
     --------

     11. Computation of Per Share Earnings


(b)  Reports on Form 8-K
     -------------------

     No reports on Form 8-K were filed by the registrant during the fiscal quarter to which this report relates.

                           SIGNATURES
                           ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                     HUNT MANUFACTURING CO.



Date      April 11, 1994         By /s/ William E. Chandler
     -----------------------        --------------------------------
                                    William E. Chandler
                                    Senior Vice President, Finance
                                    (Principal Financial and
                                    Accounting Officer)


Date      April 11, 1994         By /s/ Ronald J. Naples
     -----------------------        --------------------------------
                                    Ronald J. Naples
                                    Chairman of the Board and
                                    Chief Executive Officer

                          EXHIBIT INDEX

                                                          Page
                                                          ----
Exhibit 11 - Computation of Per Share Earnings             13
             ---------------------------------