Form 10-K/A
period 1993-11-28
HUNT MANUFACTURING CO
filed 1994-06-29
CIK 49146

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-K/A
                         AMENDMENT NO. 1

             ANNUAL REPORT PURSUANT TO SECTION 13 OF
               THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                              Commission File
November 28, 1993                                      No. 1-8044

                     HUNT MANUFACTURING CO.
                          (Registrant)

       Pennsylvania                                  21-0481254
- - ---------------------------------          --------------------------------
  (State of incorporation)                 (IRS Employer Identification No.)

   230 South Broad Street
   Philadelphia, PA                                  19102-4167
- - ---------------------------------          --------------------------------
(Address of principal executive                      (Zip Code)
 offices)

Registrant's telephone number, including area code:  (215)732-7700

Securities registered pursuant to Section 12(b) of the Act:

                                             Name of each exchange
     Title of each class:                     on which registered:
     --------------------                    ---------------------
Common Shares, par value $.10 per share      New York Stock Exchange

Rights to Purchase Series A Junior           New York Stock Exchange
  Participating Preferred Stock

Securities registered pursuant to Section 12(g) of the Act:  None

          The registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
1934 during the preceding 12 months and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X    No
                                                    ------   ------

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K.    X
                                         -------

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

               DOCUMENTS INCORPORATED BY REFERENCE

          Certain portions of the registrant's 1994 definitive proxy statement relating to its April 1994 Annual Meeting of Shareholders (which proxy statement was filed with the Commission within 120 days after the end of the registrant's last fiscal year) are incorporated by reference into Part III of this report.

                  AMENDMENT TO 1993 FORM 10-K


          Pursuant to General Instruction F to Form 10-K and Rule 15d-21 under the Securities Exchange Act of 1934, Hunt Manufacturing Co.'s Annual Report on Form 10-K for the fiscal year ended November 28, 1993 is hereby amended to include the attached financial statements described in amended Item 14(a)(1)(B) below required by Form 11-K with respect to the Hunt Manufacturing Co. Savings Plan for the Plan's fiscal year ended December 31, 1993. The Savings Plan is subject to the Employee Retirement Income Security Act of 1974. Item 14 as amended provides in its entirety as follows:


Item 14.  Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K

          (a)  Documents Filed as a part of the Report

               1.   Financial Statements:

                    A. The Company and subsidiaries:        Pages
                                                            -----
                    Report of Independent Accountants       F-1

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

                    Consolidated Balance Sheets,
                    November 28, 1993 and
                    November 29, 1992                       F-3

                    Consolidated Statements of
                    Stockholders' Equity
                    for the fiscal years 1993, 1992
                    and 1991                                F-4

                    Consolidated Statements of
                    Cash Flows for the fiscal years
                    1993, 1992 and 1991                     F-5

                    Notes to Consolidated Financial         F-6-22
                    Statements

                    B.  The Savings Plan:

                    Report of Independent Accountants       PF-1

                    Statements of Financial Condition
                    as of December 31, 1993 and 1992        PF-2-3

                                                            Pages
                                                            -----
                    Statements of Income and Changes in     PF-4-6
                    Plan Equity for the years ended
                    December 31, 1993, 1992 and 1991.

                    Notes to Financial Statements           PF-7-15

               2.   Financial Statement Schedules:

                      II.     Amounts Receivable from Re-
                         lated Parties and Underwrit-
                         ers, Promoters, and Employees
                         Other Than Related Parties for
                         the fiscal years 1993, 1992,
                         and 1991                           F-23

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

                         (c)  Credit Agreement dated as of
                              October 2, 1990, between the
                              Company and Philadelphia
                              National Bank, incorporated as
                              CoreStates Bank, N.A. (incorp.
                              by ref. to Ex. 4.3 to third
                              quarter fiscal 1990 Form 10-
                              Q).

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

                         (b)  1978 Stock Option Plan, as
                              amended, of the Company
                              (incorp. by ref. to Ex. 28(a)
                              to Reg. Stat. No. 33-25947 on
                              Form S-8).**

                         (c)  1983 Stock Option and Stock
                              Grant Plan, as amended, of the
                              Company (incorp. by. ref. to
                              Ex. 10(c) to fiscal 1992 Form
                              10-K).**

                         (d)  1993 Stock Option and Stock Grant
                              Plan of the Company (incorp. by
                              ref. to Ex. 10(d) to fiscal 1992
                              Form 10-K).**

                         (e)  1988 Long-Term Incentive
                              Compensation Plan of the
                              Company (incorp. by ref. to
                              Appendix to 1988 Proxy
                              Statement).**

                         (f)  1994 Non-Employee Directors' Stock
                              Option Plan (incorp. by ref. to Ex.
                              10(f) to fiscal 1993 Form 10-K).**

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

                         (i)  (1) Form of Change in Control
                              Agreement between the Company
                              and various officers of the
                              Company (incorp. by ref. to
                              Ex. 10(h) to fiscal 1992 Form
                              10-K) and (2) list of
                              executive officers who are
                              parties (incorp. by ref. to
                              Ex. 10(i) to fiscal 1993 Form
                              10-K)**

                         (j)  Employment-Severance Agreement
                              between the Company and William E.
                              Chandler (incorp. by ref. to Ex.
                              10(j) to fiscal 1993 Form 10-K).**

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

                    (11) Statement re:  computation of
                         per share earnings (incorp. by
                         ref. to Ex. 11 to fiscal 1993
                         Form 10-K).

                    (21) Subsidiaries (incorp. by ref.
                         to Ex. 21 to fiscal 1993 Form
                         10-K).

                    (23) (a) Consent of Coopers &
                         Lybrand to incorporation by
                         reference, in Registration
                         Statement No.s 33-70660, 33-
                         25947, 33-6359 and 2-83144 on
                         Form S-8, of their report on
                         the consolidated financial
                         statements and schedules
                         included in this report
                         (incorp. by ref. to Ex. 23 to
                         fiscal 1993 Form 10-K).

                         (b) Consent of Coopers & Lybrand to
                         incorporation by reference, in
                         Registration Statement No. 33-6359 on
                         Form S-8, of their report on the
                         financial statements related to the
                         Savings Plan included with this report
                         as amended (filed herewith).



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


                    ________________________


                           SIGNATURES


          Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                              HUNT MANUFACTURING CO.



Dated:  June 28, 1994    By:  ______________________________
                              Robert B. Fritsch
                              President and
                              Chief Operating Officer



                         By:  ______________________________
                              William E. Chandler
                              Senior Vice President, Finance
                               (Principal Financial and
                              Accounting Officer)

               REPORT OF INDEPENDENT ACCOUNTANTS


To the Savings Plan Administrative Committee of
  Hunt Manufacturing Co.:

          We have audited the combined financial statements of the Hunt Manufacturing Co. Savings Plan as listed in Item 14 on pages 2 and 3. These financial statements are the responsibility of the Savings Plan Administrative Committee. Our responsibility is to express an opinion on these financial statements based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstate-ment. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial state-ments. An audit also includes assessing the accounting princi-ples used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the Hunt Manufacturing Co. Savings Plan financial statements listed in Item 14 on pages 2 and 3 present fairly, in all material respects, the combined financial position of the Hunt Manufacturing Co. Savings Plan as of December 31, 1993 and 1992, and the combined results of their operations for the years ended December 31, 1993, 1992 and 1991 in conformity with generally accepted accounting principles.

          Our audits were performed for the purpose of forming an opinion on the basic financial statements taken as a whole. The Fund Information in the statement of financial condition and the statement of income and changes plan equity is presented for purposes of additional analysis rather than to present the financial condition and income and changes in plan equity of each fund. The Fund Information has been subjected to the auditing procedures applied in the audits of the basic financial state-ments and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



                                   COOPERS & LYBRAND



2400 Eleven Penn Center
Philadelphia, Pennsylvania
June 15, 1994

                        HUNT MANUFACTURING CO.
                            SAVINGS PLAN
                    STATEMENT OF FINANCIAL CONDITION
                          December 31, 1993

                                       Balanced       Blended     Select       Stock         Ultra        Participant
           ASSETS                        Fund        GIC Trust     Fund        Fund          Fund       Loans        Total
                                       --------      ---------    ------       ------        ------   -----------     -----
Investments at fair value (Note 2):
Balance Fund, 113,766 units at
   $16.00/unit (cost $1,753,971)     $1,820,253                                                                    $ 1,820,253

Bankers Trust Pyramid GIC Fund,
  1,024,870 units at $1.00/unit
  (cost $1,024,870)                                $1,024,870                                                        1,024,870

Guaranteed Investment Contracts                     2,165,318                                                        2,165,318

Select Fund, 60,496 units at
   $39.46/unit (cost $2,497,285)                              $2,387,161                                             2,387,161

Hunt Manufacturing Co., 159,050
  shares at $15.50/share
  (cost $2,523,597)                                                        $2,465,275                                2,465,275

Ultra Fund, 132,795 units at
 $21.39/unit (cost $2,410,214)                                                           $2,840,474                  2,840,474

Participant loans (cost $5,519)                                                                          $5,519          5,519

Cash                                       -            -              -        7,890         -               -          7,890

Receivables:
  Employer's contribution                 2,912         4,705      4,647        1,514         5,072           -         18,850
  Participant's contribution             12,779        22,577     21,576        7,920        25,414           -         90,266
                                     ----------    ----------  ---------   ----------    ----------   ---------    -----------
     Total assets                    $1,835,944    $3,217,470 $2,413,384   $2,482,599    $2,870,960      $5,519    $12,825,876
                                     ==========    ========== ==========   ==========    ==========   =========    ===========
           LIABILITIES
Payable for employee withdrawals          -        $    3,154          -            -             -         -      $     3,154

Plan equity                          $1,835,944     3,214,316 $2,413,384   $2,482,599    $2,870,960       5,519     12,822,722
                                     ----------    ---------- ----------   ----------    ----------   ---------    -----------
     Total liabilities and
       plan equity                   $1,835,944    $3,217,470 $2,413,384   $2,482,599    $2,870,960      $5,519    $12,825,876
                                     ==========    ========== ==========   ==========    ==========   =========    ===========

The accompanying notes are an integral part of the financial statements.

                     HUNT MANUFACTURING CO.

                          SAVINGS PLAN

                STATEMENT OF FINANCIAL CONDITION

                        December 31, 1992
                             _______


                                                           Fixed
                                            Stock          Income        Equity
             ASSETS                         Fund            Fund          Fund          Total
                                            -----          ------        ------         -----
Investments at fair value (Note 2):
  Hunt Manufacturing Co., 156,782
     shares of common stock
     (cost $2,421,734)                   $2,057,801                -             -     $2,057,801

  Guaranteed Investment Contracts                 -       $4,490,298             -      4,490,298

Cash                                           (702)         888,901    $1,935,405      2,823,604

Receivables:
  Employer's contribution                     1,957            8,489         1,789         12,235
  Participant's contribution                  9,286           44,054        10,550         63,890
                                         ----------       ----------    ----------     ----------
       Total assets                      $2,068,342       $5,431,742    $1,947,744     $9,447,828
                                         ==========       ==========    ==========     ==========

          LIABILITIES

Payable for employee withdrawals         $   13,444       $   26,467$       12,001$        51,912

Plan equity                               2,054,898        5,405,275     1,935,743      9,395,916
                                         ----------       ----------    ----------     ----------
       Total liabilities and
           plan equity                   $2,068,342       $5,431,742    $1,947,744     $9,447,828
                                         ==========       ==========    ==========     ==========

The accompanying notes are an integral part of the financial statements.

                                        HUNT MANUFACTURING CO.

                                             SAVINGS PLAN

                         STATEMENT OF INCOME AND CHANGES IN PLAN EQUITY

                                  for the year ended December 31, 1993

                                    Balanced         Blended           Select             Ultra
ADDITIONS                             Fund           GIC Trust          Fund              Fund
                                    --------         ---------         ------             -----
Additions:
  Investment income:
  Net appreciation in fair
  value of investments             $   58,304                -        $    4,345         $  412,252
  Dividends                            48,307                -           363,702                  -
  Interest                                  -       $  193,226                 -                  -

Contributions:
  Participants'                       316,174          530,729           426,693            505,300
  Employer's                           63,110          104,855            88,112             95,340
                                   ----------       ----------        ----------        -----------
     Total additions                  485,895          828,810           882,852          1,012,892
                                   ----------       ----------        ----------        -----------
DEDUCTIONS

Deductions:
  Benefits paid to participants       (72,387)        (428,671)         (153,685)           (96,262)

  Forfeitures                               -           (3,174)                -                  -
                                   ----------       ----------        ----------        -----------
     Total deductions                 (72,387)        (431,845)         (153,685)           (96,262)
                                   ----------       ----------        ----------        -----------
Interfund transfers                 1,411,784        2,739,656         1,672,939          1,929,267
                                   ----------       ----------        ----------        -----------
  Net increase before asset
  transfer from the
  Seal Products, Inc.
  Savings Plan for the
  Naugatuck, Connecticut
  Bargaining Unit                   1,825,292        3,136,621         2,402,106          2,845,897

Transfer of net assets from Seal
  Products, Inc. Savings Plan
  for the Naugatuck, Connecticut
  Bargaining Unit (see Note 7)         10,652           77,695            11,278             25,063
                                   ----------       ----------        ----------        -----------
     Net increase (decrease)        1,835,944        3,214,316         2,413,384          2,870,960

Plan equity, January 1, 1993                -                -                 -                  -
                                   ----------       ----------        ----------        -----------
Plan equity, December 31, 1993     $1,835,944       $3,214,316        $2,413,384         $2,870,960
                                   ==========       ==========        ==========         ==========

                          Continued

                                        HUNT MANUFACTURING CO.

                                             SAVINGS PLAN

                         STATEMENT OF INCOME AND CHANGES IN PLAN EQUITY

                                  for the year ended December 31, 1993
                                             Continued

                                    Stock             Income             Equity         Participant
ADDITIONS                           Fund               Fund               Fund             Loans          Combined
                                    -----             ------             -------        ------------      --------
Additions:
  Investment income:
  Net appreciation in fair
  value of investment             $  318,396              -                  -                  -       $   793,297
  Dividends                           57,200              -                  -                  -           469,209
  Interest                                 -              -                  -               $525           193,751

Contributions:
  Participants'                      206,041              -                  -                  -         1,984,937
  Employer's                         336,541              -                  -                  -           687,958
                                  ----------     ----------         ----------             ------      -----------
     Total additions                 918,178              -                  -                525         4,129,152
                                  ----------     ----------         ----------             ------      -----------
DEDUCTIONS

Deductions:
  Benefits paid to participants      (73,481)             -                  -                  -          (824,486)

  Forfeitures                              -              -                  -                  -           (3,174)
                                  ----------     ----------         ----------             ------      -----------
     Total deductions                (73,481)             -                  -                  -         (827,660)
                                  ----------     ----------         ----------             ------      -----------
Interfund transfers                 (417,622)    (5,405,275)        (1,935,743)             4,994                -
                                  ----------     ----------         ----------             ------      -----------
  Net increase before asset
  transfer from the
  Seal Products, Inc.
  Savings Plan for the
  Naugatuck, Connecticut
  Bargaining Unit                    427,075     (5,405,275)        (1,935,743)             5,519        3,301,492

Transfer of net assets from Seal
  Products, Inc. Savings Plan
  for the Naugatuck, Connecticut
  Bargaining Unit (see Note 7)           626              -                  -                  -          125,314
                                  ----------     ----------         ----------             ------      -----------
     Net increase (decrease)         427,701     (5,405,275)        (1,935,743)             5,519        3,426,806

Plan equity, January 1, 1993       2,054,898      5,405,275          1,935,743                  -        9,395,916
                                  ----------     ----------         ----------             ------      -----------
Plan equity, December 31, 1993    $2,482,599              -                  -             $5,519      $12,822,722
                                  ==========     ==========         ==========             ======      ===========

The accompanying notes are an integral part of the financial statements.

                     HUNT MANUFACTURING CO.

                          SAVINGS PLAN

         STATEMENT OF INCOME AND CHANGES IN PLAN EQUITY

              for the year ended December 31, 1992
                             _______


                                                 Fixed
                                      Stock      Income        Equity
                                      Fund        Fund          Fund         Total
                                     ------      ------        ------        -----
           ADDITIONS

Additions:
  Investment income:
    Dividends                     $   38,215             -    $   29,124   $   67,339
    Interest                           2,772    $  346,914           388      350,074

  Net appreciation in market
     value of investments              -                 -        72,217       72,217

  Contributions:
    Participants'                    225,275       824,889       292,301    1,342,465
    Employer's                       336,894       186,235        71,418      594,547
                                  ----------    ----------    ----------   ----------
       Total additions               603,156     1,358,038       465,448    2,426,642
                                  ----------    ----------    ----------   ----------
       DEDUCTIONS

Deductions:
  Benefits paid to participants     (118,573)     (372,434)      (79,241)    (570,248)

  Forfeitures                           (228)       (3,303)       (1,516)      (5,047)

  Net depreciation in market
     value of investments           (279,259)            -             -     (279,259)
                                  ----------    ----------    ----------   ----------
       Total deductions             (398,060)     (375,737)      (80,757)    (854,554)
                                  ----------    ----------    ----------   ----------
Interfund transfers                   18,956      (199,498)      180,542            -
                                  ----------    ----------    ----------   ----------
       Net increase                  224,052       782,803       565,233    1,572,088

Plan equity, January 1, 1992       1,830,846     4,622,472     1,370,510    7,823,828
                                  ----------    ----------    ----------   ----------
Plan equity, December 31, 1992    $2,054,898    $5,405,275    $1,935,743   $9,395,916
                                  ==========    ==========    ==========   ==========

The accompanying notes are an integral part of the financial statements.

                          HUNT MANUFACTURING CO.

                                SAVINGS PLAN

               STATEMENT OF INCOME AND CHANGES IN PLAN EQUITY

                    for the year ended December 31, 1991
                                   _______

                                                        Fixed
                                         Stock         Income        Equity
                                         Fund           Fund          Fund          Total
                                        ------         ------        ------         -----
      ADDITIONS

Additions:
  Investment income:
    Dividends                         $   38,556              -    $   28,082     $   66,638
    Interest                               1,369     $   19,002        16,999        337,370

  Net appreciation in market
     value of investments                239,412              -       300,425        539,837

  Contributions:
    Participants                         194,141        850,370       192,252      1,236,763
    Employer's                           309,709        218,308        37,631        565,648
                                      ----------     ----------    ----------     ----------
       Total additions                   783,187      1,387,680       575,389      2,746,256
                                      ----------     ----------    ----------     ----------
      DEDUCTIONS

Deductions:
  Benefits paid to participants          (94,213)      (260,601)      (25,561)      (380,375)

  Forfeitures                             (1,594)        (3,602)         (781)        (5,977)
                                      ----------     ----------    ----------     ----------
       Total deductions                  (95,807)      (264,203)      (26,342)      (386,352)
                                      ----------     ----------    ----------     ----------
Interfund transfers                       55,474        144,758      (200,232)             -
                                      ----------     ----------    ----------     ----------
       Net increase before asset
           transfer from the Seal
           Products, Inc. Retirement
           Savings Plan                  742,854      1,268,235       348,815      2,359,904

Transfer of net assets from Seal
    Products, Inc. Retirement
    Savings Plan (see Note 6)                  -        190,673        81,732        272,405
                                      ----------     ----------    ----------     ----------
       Net increase                      742,854      1,458,908       430,547      2,632,309

Plan equity, January 1, 1991           1,087,992      3,163,564       939,963      5,191,519
                                      ----------     ----------    ----------     ----------
Plan equity, December 31, 1991        $1,830,846     $4,622,472    $1,370,510     $7,823,828
                                      ==========     ==========    ==========     ==========

The accompanying notes are an integral part of the financial statements.

                        HUNT MANUFACTURING CO.
                             SAVINGS PLAN

                     NOTES TO FINANCIAL STATEMENTS
                                _______

1.  Description of Plan:

    The following description of the Hunt Manufacturing Co. Savings Plan (Plan) provides only general information. Participants should refer to the Plan agreement and the summary plan description for a more complete description of the Plan's provisions.

         General:

    The Plan is a defined contribution plan which provides individual accounts for each participant. The Plan is designed to comply with the requirements of the Employee Retirement Income Security Act of 1974, as amended (ERISA) and with the requirements of Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended (Code).

         Eligibility and Participation:

    Generally, all active associates (i. e., employees including officers) of Hunt Manufacturing Co. (Company) and of any other participating company, other than leased employees, non-resident aliens, associates who work in full-time, temporary positions as part of an undergraduate or graduate degree program, college students enrolled in a degree program or high school graduates matriculating in a degree programs who assume temporary employment with a participating company during the summer months, associates who are hired for a specific length of time of no more than 18 consecutive months, associates who are covered by a collective bargaining agreement to which the Company or any participating company is a party (unless the collective bargaining agreement specifically otherwise provides), are eligible to participate in the Plan upon meeting the applicable service requirements. Non-bargaining unit associates of Seal Products Incorporated became eligible to participate in the Plan effective January 1, 1991. Bargaining unit employees of Seal Products Incorporated became eligible to participate in the Plan effective January 1, 1993 as a result of the merger into the Plan of the Seal Products Incorporated Savings Plan for the Naugatuck, Connecticut Bargaining Unit effective January 1, 1993.

    Eligible associates who have completed at least one year of service as of January 1, April 1, July 1, or October 1 (before January 1, 1993) are eligible to participate in the Associate Pre-Tax Contribution and Matching Contribution portions of the Plan and eligible associates other than certain officers and directors who have completed at least two consecutive years of service, as of December 1, are eligible for participation in the Basic Contribution portion of the Plan provided such eligible associate is employed by a participating company on December 1 of the plan year for which the Basic Contribution is being made.
                       Continued

                                _______

1.  Description of Plan, continued:

         Contributions:

    Contributions to the Plan are made by the Company and other participating companies on their own behalf, and in the case of Associate Pre-Tax Contributions, on behalf of the participants whose salaries have been reduced. Subject to the limitations of the Plan and the Code, participants may authorize the Company and other participating companies to withhold each year up to 15% (prior to January 1, 1993 the limit was 10%) of their annual pre-tax compensation (i. e., compensation excluding taxable employee benefits of any kind but including Associate Pre-Tax Contributions and participant salary reduction contributions to a cafeteria plan under Section 125 of the
    Code) for Associate Pre-Tax Contributions to the Plan but not to exceed $8,994, as adjusted ($9,240 for 1994). The Company, and other participating companies, in turn, will make Matching Contributions on behalf of participants equal to $.25 for each $1.00 of Associate Pre-Tax Contributions up to 6% of the participant's pre-tax compensation for each year subject to the limitations of the Plan and the Code.

    The Company also may make an annual Basic Contribution of up to 1% of the base rate of pay (90% of the base rate of pay of salesmen, 100% of the base rate of pay for other associates) on behalf of eligible associates, except for certain officers and directors, whether or not such associates make contributions to the Plan. The associate's base rate of pay is the associate's annual compensation determined as of June 1 of any plan year, excluding overtime, bonuses, cash awards and stock awards under the Company's Long-Term Incentive Plan, and taxable employee benefits of any kind but including Associate Pre-Tax Contributions and participant salary reduction contributions to a cafeteria plan under Section 125 of the Code. In no event may the annual compensation of any participant taken into account under the Plan exceed $235,840 ($150,000 effective January 1, 1994) as adjusted. Such Basic Contributions can only be invested in the Stock Fund and are nontransferable to other funds. In order to receive a Basic Contribution for a given plan year, a participant must be employed by a participating company on December 1 of such plan year.

    Associate Pre-Tax Contributions are contributed to the Plan within 30 days following the pay period or 30 days following the end of the plan year for which such contributions are being made, whichever is earlier, and Matching Contributions and Basic Contributions are contributed to the Plan no later than the due date, including any extensions, for the filing of the Company's federal tax return for the taxable year which includes the last day of the plan year for which such contributions are being made. Participants may also make rollover contributions to the Plan of qualifying distributions from other qualified plans.

         Vesting:

    A participant's Associate Pre-Tax Contributions (and the earnings thereon) and Basic Contributions (and the earnings thereon) are always 100% vested and nonforfeitable.
                        Continued

                                _______

1.  Description of Plan, continued:

         Vesting, continued:

    If, while in the service of the Company or any other participating company, a participant attains age 65, becomes permanently and totally disabled, or dies, the full value of the Matching Contributions (and the earnings less any losses thereon) allocated to such participant's accounts becomes vested in the participant (or in such participant's successor in the event of death) and is nonforfeitable. Prior to the occurrence of such an event, the value of the Matching Contributions (and the earnings less any losses thereon) will vest in a participant, based on such participant's years of service for vesting (years in which a participant completes 1,000 or more hours of service commencing with the date of hire), as indicated in the following table:

         Less than 1 year                      0%
         1 year                               20%
         2 years                              40%
         3 years                              60%
         4 years                              80%
         5 years or more                     100%

    If a participant terminates employment for reasons other than death, total disability or retirement, the person is not fully vested and the present value of his or her vested account balance does not exceed $3,500, or if it does exceed $3,500, his or her vested account balance is distributed to such separated participant, the participant forfeits the nonvested balance in his or her account upon distribution of his or her entire vested account balance. In such case, if the participant is re-employed, he or she may repay the amount distributed to him or her before he or she incurs five consecutive one-year breaks in service, and his or her account will be restored. If the terminated participant's vested account balance exceeds $3,500 and such participant does not consent to the immediate distribution of his or her vested account balance, the participant tentatively forfeits the nonvested balance upon his or her separation from service. If the participant is re-employed before incurring five consecutive one-year breaks in service, his or her account will be restored.

         Withdrawals and Distributions:

    Distributions are made according to the vested interest to which participants are entitled upon retirement, termination, death or disability. Upon retirement, the participant's vested interest will be distributed in one lump sum payment, in cash, unless the participant elects to receive that portion invested in the Stock Fund in whole shares of common stock or in any combination of stock and cash. A participant may also withdraw any portion of his or her vested account balances after he or she attains age 59-1/2. Otherwise, withdrawals before termination of employment are allowed only in cases of hardship as determined in accordance with the terms of the Plan.
                       Continued

                                _______

1.  Description of Plan, continued:

         Disposition of Forfeitures:

    Forfeitures of Matching Contributions resulting from the termination of participants with less than fully vested rights under the Plan shall be applied to restore forfeitures and then to reduce Matching Contributions to the Plan.

         Plan Amendment and Termination:

    Although it has not expressed any intent to do so, the Company has the right under the Plan to discontinue its contributions at any time and to terminate the Plan. In the event of Plan termination, the net assets of the Plan will be distributed to Plan participants and beneficiaries in proportion to their respective account balances, which will be fully vested as a result of such termination. The Company may also amend the Plan at any time, subject to certain restrictions.


2.  Summary of Significant Accounting Policies:

         Investment Valuation:

    The common stock of Hunt Manufacturing Co. is stated at fair value, which represents the closing price of the stock as listed on the New York Stock Exchange on the last trading day of the plan year. Investments in the Twentieth Century Investors, Inc., Balanced, Bankers Trust Pyramid GIC, Select, and Ultra Funds are stated at the unit value published as of the end of the plan year. The Blended GIC Trust at December 31, 1993 and Fixed Income Fund at December 31, 1992 includes Guaranteed Investment Contracts which are stated at cost plus accrued interest. Based on available information at December 31, 1993 and 1992, the Company believes that the fair value of the Guaranteed Investment Contracts are not significantly different from cost plus accrued interest. Investments in the Equity Fund are stated at the unit value published by the fund as of the end of the plan year.













                       Continued

                                _______

2. Summary of Significant Accounting Policies, continued:

         Investment Income:

    Dividend income is recorded on the ex dividend date. Income from other investments is recorded as earned on the accrual basis.

    Purchases and sales of securities are reflected on a trade-date basis. Gain or loss on sales of securities is based on average cost.

    The Plan presents in the statements of income and changes in equity the net appreciation (depreciation) in the fair market value of its investments which consists of the realized gains or losses and the unrealized appreciation (depreciation) on those investments.

         Plan Expenses:

    Administrative expenses of the Plan and brokerage fees relating to purchases within the Stock Fund are paid by the Company.


3.  Investment Program:

    Contributions to the Plan are invested, as directed by the participants, in the following funds as described below:

      (1) Balanced Fund - a fund that uses common stocks and fixed income securities to provide growth opportunities as well as income. The Fund has approximately 60% of its assets in growth stocks and the remainder in fixed income securities. The fixed income portion of the fund is invested in a diversified portfolio of investment-grade bonds with an average weighted portfolio maturity of three to ten years.

      (2) Blended GIC Trust - is a fixed income fund made up of two different parts. The first part consists of individual Guaranteed Investment Contracts (GIC's) previously purchased by the plan. The second part consists of all new investments which are made in the Bankers Trust Pyramid GIC Fund. The Bankers Trust Pyramid GIC Fund invests primarily in guaranteed investment contracts issued by major financial institutions,including banks and life insurance companies.





                        Continued

                                _______

3.  Investment Program, continued:

          The Blended GIC Trust is a conservative fixed income fund in which principal is protected from market vola-tility. By retaining the individual GIC's and invest-ing in the Bankers Trust Pyramid GIC Fund, the Blended GIC Trust attempts to provide yields that are higher than money market funds and certificates of deposit, as well as to provide a relatively predictable annual return. The annual interest rates are as follows:
                                           Net Effective
            Time of Deposit             Annual Interest Rate
            ---------------             --------------------
       Funds deposited during 1993         Principally,
                                           7.42% to 9.10%
                                           through 1994

       (3) Select Fund - a fund that invests only in stocks that pay dividends. Securities are chosen primarily for their growth potential, however, and return from in-vestment income may not be significant.

       (4) Ultra Fund - a fund that seeks capital growth over time by investing in companies with accelerating growth trends.

       (5) Stock Fund - a fund consisting of common stock of Hunt Manufacturing Co. purchased in the open market, or directly from the Company.

       (6) Fixed Income Fund - a fund consisting of Guaranteed Investment Contracts with the John Hancock Mutual Life Insurance Company, the Metropolitan Life Insurance Company, the New England Mutual Life Insurance Company and the Sun Life Insurance Company of America (1991) under which an annual fixed rate of interest is paid, net of administrative expenses, for a specified period of time in accordance with the terms of the agreement. The fixed annual interest rates are as follows:

                                            Net Effective
              Time of Deposit            Annual Interest Rate
              ---------------            --------------------
       Funds deposited during 1992        5.81% through 1992

       Funds deposited during 1991        8.74% through 1992

       Funds deposited during 1990        8.35% through 1992

       Funds deposited during 1989        8.96% through 1991



                       Continued

                                _______

3. Investment Program, continued:

      (7) Equity Fund - a fund consisting primarily of invest-ments in common and preferred stocks.

    There were 1,354 and 1,348 Plan participants at December 31, 1993 and 1992, respectively, who participated in one or more of the investment funds. At December 31, 1993 and 1992, the number of participants selecting each of the investment funds for their contributions was as follows:

                                       1993         1992
                                       ----         ----
          Stock Fund                  1,233        1,255
          Capital Preservation Fund     626          -
          Balanced Fund                 382          -
          Select Fund                   602          -
          Ultra Fund                    559          -
          Fixed Income Fund             -            953
          Equity Fund                   -            349


4.  Participant Loans:

    Participants who are members of the Seal Bargaining unit may borrow from their fund accounts a minimum of $1,000 up to a maximum equal to the lesser of $50,000 or 50 percent of their account balance. Loan transactions are treated as a transfer to (from) the investment fund from (to) the Participant Loans fund.

    The period of repayment usually does not exceed five years. However, a loan used for the purpose of acquiring the principal residence of the Participant may exceed five years. Loans are required to be repaid in equal periodic installments of principal and interest, payable no less frequently than quarterly during each twelve-month period beginning with the date of the loan and each anniversary. Loans are required to be collateralized by an assignment of a portion of the participant's interest in his accrued benefit attributable to employer contributions equal to the principal amount of the loan, and supported by the participant's secured promissory note. The Plan Administrator determines the interest rate on the basis of prevailing interest rates. Participant loans mature June 4, 1994 to July 15, 1996 and bear interest at 7% to 11% at December 31, 1993.








                       Continued

                                _______

5. Tax Status:

    The Plan obtained its latest determination from the Internal Revenue Service by letter dated September 15, 1988, in which the Internal Revenue Service stated that the Plan, in form, was in compliance with the applicable requirements of the Internal Revenue Code. The plan has been amended since receiving the determination letter. However, the Plan's tax counsel believes that the Plan, in form, complies with the requirements of the Internal Revenue Code, as currently in effect, and the Plan administrator believes that the Plan, both in form and operation, is in compliance with the applicable requirements of the Internal Revenue Code. Therefore, no provision for income taxes has been included in the Plan's financial statements.

6.  Guaranteed Investment Contracts:

    The cost and fair value of Guaranteed Investment Contracts held by the Plan at December 31, 1993 and 1992 are as follows:

                                       1993                     1992
                            ----------------------    ----------------------
                                            Fair                      Fair
                                 Cost       Value         Cost        Value
                                 ----       -----         ----        -----
John Hancock Mutual Life
Insurance Co. Guaranteed
Investment Contract*                 -           -     $2,445,236  $2,445,236

Metropolitan Life
Insurance Co. Guaranteed
Investment Contract*        $2,070,573  $2,070,573      1,906,384   1,906,384

New England Mutual
Life Insurance Co.
Guaranteed Investment
Contracts                       94,745      94,745        138,678     138,678

                            ----------  ----------     ----------  ----------
                            $2,165,318  $2,165,318     $4,490,298  $4,490,298
                            ==========  ==========     ==========  ==========

*These individual investments represent 5% or more of the Plan's net assets available for benefits.








                       Continued

                                _______

7. Transfers of Net Assets to Plan:

    Effective January 1, 1993, certain employees of the Seal Products Incorporated Savings Plan for the Naugatuck, Connecticut Bargaining Unit became eligible to join the Plan. Accordingly, net assets attributable to the account balances of the eligible employees who participated in the Seal Products Incorporated Savings Plan for the Naugatuck, Connecticut Bargaining Unit prior to January 1, 1993 were transferred to the Plan. The net amount transferred, $125,314, represented the account balances of eligible employees as of December 31, 1992.

    On January 1, 1991, certain employees of the Seal Products, Incorporated Retirement Savings Plan became eligible to join the Plan. Accordingly, net assets attributable to the account balances of the eligible employees who participated in the Seal Products, Incorporated Retirement Savings Plan prior to January 1, 1991 were transferred to the Plan during 1991. The net amount transferred, $279,730, represented the account balances of eligible employees as of December 31, 1990 plus interest of $7,325 earned through the date of transfer.

8.  Change of Investment Manager, Recordkeeper, and Trustee:

    Effective January 1, 1993, the Company engaged Twentieth Century Services, Inc. as investment manager and recordkeeper of the Plan. Accordingly, net assets attributable to the account balances of eligible employees who participated in the Hunt Savings Plan as of December 31, 1992 were transferred to account balances held in trust by Twentieth Century Services, Inc. For a description of the funds offered by Twentieth Century Services, Inc. see Note 3. In connection with the change to Twentieth Century Services, Inc., United States Trust Company of New York became successor Trustee to the Plan.