Form 10-Q
period 1994-05-29
HUNT MANUFACTURING CO
filed 1994-07-13
CIK 49146

                      FORM 10-Q

         SECURITIES AND EXCHANGE COMMISSION
                Washington, DC  20549


    (X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 29, 1994
                               ------------

                               OR

     (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-8044
                       -------

                   HUNT  MANUFACTURING  CO.
                   ------------------------

(Exact name of registrant as specified in its charter)

     Pennsylvania                                21-0481254
     ------------                                ----------
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)               Identification No.)

230 South Broad Street, Philadelphia, PA           19102
- - ----------------------------------------           -----
(Address of principal executive offices)         (Zip Code)

Registrant's telephone no., including area code   (215) 732-7700
                                                  --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____
                           ---
As of July 6, 1994 there were outstanding 16,084,696 shares of the registrant's common stock.

               HUNT MANUFACTURING CO.

                      INDEX

                                                                      Page
                                                                      ----
PART I  -  FINANCIAL INFORMATION
           ---------------------

Item 1  -  Financial Statements
           --------------------

           Condensed Consolidated Balance Sheets as of
           May 29, 1994 and November 28, 1993                            3

           Condensed Consolidated Statements of Income -
           Three Months and Six Months ended May 29, 1994 and
           May 30, 1993                                                   4

           Condensed Consolidated Statements of Cash Flows -
           Six Months Ended May 29, 1994 and
           May 30, 1993                                                   5

           Notes to Condensed Consolidated Financial
           Statements                                                     6

Item 2  -  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                 7-10
           ---------------------------------------------

PART II -  OTHER INFORMATION
           -----------------

Item 4  -  Submission of Matters to a Vote of Security Holders          11-12
           ---------------------------------------------------

Item 6  -  Exhibits and Reports on Form 8-K                               13
           --------------------------------

           Signatures                                                     14
           ----------

           Exhibit Index                                                  15
           -------------

           Exhibit 11 - Computation of Per Share Earnings                 16
           ----------------------------------------------

                               Part  I  -  FINANCIAL   INFORMATION
Item 1. Financial Statements
        --------------------
                                         HUNT MANUFACTURING CO.
                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                                (Unaudited)
                            (in thousands except share and per share amounts)

                                                                 May 29,                      November 28,
               ASSETS                                             1994                            1993
                                                               ---------                      ------------
Current assets:
     Cash and cash equivalents                                $   4,130                      $  10,778
     Accounts receivable, less allowance for doubtful
       accounts: 1994, $2,634; 1993, $2,643                      38,525                         39,472
     Inventories:
       Raw materials                                             10,992                          9,577
       Work in process                                            5,788                          5,289
       Finished goods                                            19,523                         13,094
                                                               --------                       --------
           Total inventories                                     36,303                         27,960

     Deferred income taxes                                        4,436                              -
     Prepaid expenses and other current assets                    2,094                          2,632
                                                               --------                       --------
            Total current assets                                 85,488                         80,842

Property, plant and equipment, at cost, less
  accumulated depreciation and amortization:
  1994, $44,789; 1993, $42,333                                   47,730                         46,617
Intangible assets, net                                           26,311                         27,019
Other assets                                                      2,085                          1,839
                                                               --------                       --------
                   Total assets                                $161,614                       $156,317
                                                               ========                       ========
               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt                         $  1,057                       $  3,158
     Accounts payable                                            11,457                         11,060
     Accrued expenses:
       Salaries, wages and commissions                            7,047                          8,412
       Income taxes                                               5,178                          4,992
       Other                                                      5,490                          6,092
                                                               --------                       --------
             Total current liabilities                           30,229                         33,714

Long-term debt, less current portion                              4,033                          3,003
Deferred income taxes                                             4,199                          1,230
Other non-current liabilities                                     2,047                          2,103
                                                               --------                       --------
                   Total liabilities                             40,508                         40,050
                                                               --------                       --------
Stockholders' equity:
     Preferred stock, $.l0 par value, authorized 1,000,000
       shares (including 50,000 shares of Series A Junior
       Participating Preferred); none issued                           -                             -
     Common stock, $.l0 par value, 40,000,000 shares
       authorized; issued: 1994 - 16,130,068 shares;
       1993 - 16,125,321 shares                                   1,613                          1,613
     Capital in excess of par value                               6,218                          6,158
     Cumulative translation adjustment                           (1,205)                        (1,495)
     Retained earnings                                          115,207                        110,290
                                                               --------                       --------
                                                                121,833                        116,566
Less cost of treasury stock:
1994 - 45,372 shares; 1993 - 18,634 shares                         (727)                          (299)
                                                               --------                       --------
                   Total stockholders' equity                   121,106                        116,267
                                                               --------                       --------
                   Total liabilities and stockholders'
                     equity                                    $161,614                       $156,317
                                                               ========                       ========
                            See accompanying notes to condensed consolidated financial statements.

                                         HUNT MANUFACTURING CO.
                              CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                               (Unaudited)
                               (In thousands except per share amounts)

                                                                   Three months ended               Six months ended
                                                                  ---------------------          -----------------------
                                                                  May 29,         May 30,         May 29,        May 30,
                                                                   1994             1993           1994           1993
                                                                  -------         -------        --------       --------
           Net sales                                              $69,023         $60,825        $133,573       $117,942

           Cost of sales                                           41,157          36,124          80,552         70,776
                                                                  -------         -------        --------       --------

             Gross profit                                          27,866          24,701          53,021         47,166

           Selling and shipping expenses                           14,579          12,845          27,941         25,201

           Administrative and general
             expenses                                               6,819           6,098          13,686         12,042
                                                                  -------         -------        --------       --------

             Income from operations                                 6,468           5,758          11,394          9,923

           Interest expense                                            76             145             147            263

           Other expense (income), net                                 30             (11)             80             15
                                                                  -------         -------        --------       --------
             Income before income taxes and cumulative
               effect of accounting change                          6,362           5,624          11,167          9,645

           Provision for income taxes                               2,274           2,080           4,076          3,568
                                                                  -------         -------        --------       --------

             Income before cumulative effect of
               accounting change                                    4,088           3,544           7,091          6,077

             Cumulative effect of change in
              accounting for income taxes                               -               -             795              -
                                                                  -------         -------        --------       --------
             Net income                                            $4,088          $3,544          $7,886         $6,077
                                                                  =======         =======        ========       ========
           Average shares of common
             stock outstanding                                     16,110          16,116          16,112         16,107
                                                                  =======         =======        ========       ========
           Earnings per common share:
             Income before cumulative effect of
               accounting change                                    $0.25           $0.22           $0.44          $0.38

             Cumulative effect of change in
                accounting for income taxes                             -               -            0.05              -
                                                                  -------         -------        --------       --------
           Net income per share                                     $0.25           $0.22           $0.49          $0.38
                                                                  =======         =======        ========       ========
           Dividends per common share                               $0.09         $0.0875           $0.18         $0.175
                                                                  =======         =======        ========       ========


      See accompanying notes to condensed consolidated financial statements.

             HUNT MANUFACTURING CO. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)
                         (In thousands)

<CATION>
                                                          Six Months Ended
                                                       -----------------------
                                                       May 29,          May 30,
                                                        1994             1993
                                                       ------           -------
Cash flows from operating activities:
Net income                                             $ 7,886          $ 6,077
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                         3,982            4,009
   Cumulative effect of change in accounting
    for income taxes                                      (795)              -
   Deferred income taxes                                  (670)              -
   Loss on disposals of property, plant and equipment       80              293
   Payments relating to relocation and consolidation of
    operations                                             (93)            (239)
   Issuance of stock under management incentive bonus
    and stock grant plans                                  184               49
   Changes in operating assets and liabilities          (8,463)          (4,469)
   Other, net                                               -              (273)
                                                       -------          -------
     Net cash provided by operating activities           2,111            5,447
                                                       -------          -------
Cash flows from investing activities:
 Additions to property, plant and equipment             (4,245)          (4,638)
 Other, net                                                128             (443)
                                                       -------          -------

     Net cash used for investing activities             (4,117)          (5,081)
                                                       -------          -------
Cash flows from financing activities:
 Payments on long-term debt, including current
  maturities                                            (1,071)            (654)
 Purchase of treasury stock                               (729)              -
 Proceeds from exercise of stock options                   105              205
 Dividends paid                                         (2,897)          (2,819)
 Other, net                                                 13               -
                                                       -------          -------
     Net cash used for financing activities             (4,579)          (3,268)
                                                       -------          -------
Effect of exchange rate changes on cash                    (63)            (129)
                                                       -------          -------

Net decrease in cash and cash equivalents               (6,648)          (3,031)

Cash and cash equivalents, beginning of period          10,778            6,013
                                                       -------          -------

Cash and cash equivalents, end of period               $ 4,130          $ 2,982
                                                       =======          =======

Supplemental disclosures of cash flow information:
 Interest paid                                         $   247          $   194
 Income taxes paid                                       4,286            3,863

   See accompanying notes to condensed consolidated financial statements.

                         HUNT MANUFACTURING CO.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)

1. The accompanying condensed consolidated financial statements and related notes are unaudited; however, in management's opinion all adjustments (consisting primarily of normal recurring accruals) necessary for a fair presentation of the financial position at May 29, 1994 and the results of operations and cash flows for the periods shown have been made. Such statements are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by generally accepted accounting principles or those normally made in the Form 10-K.

2. The earnings per share are calculated based on the weighted average number of common shares outstanding. Shares issuable under outstanding stock option, stock grant and long-term incentive compensation plans are common stock equivalents, but are not used in computing earnings per share because the dilutive effect would be less than 3%.

3. Effective November 29, 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109 "Accounting for Income Taxes." The adoption of SFAS No. 109 changes the Company's method of accounting for income taxes from the deferred method under Accounting Principles Board Opinion No.
    11 to an asset and liability approach. The effect of adopting SFAS No. 109 has been recognized immediately as the effect of a change in accounting principle and increased net income in the first quarter and for the first half of fiscal 1994 by $795, or $.05 per share. Prior financial statements have not been restated. The increase in net income results primarily from adjusting deferred tax balances to current tax rates.


    The significant components of deferred tax assets and liabilities at November 29, 1993 consist of:
                                               Assets   Liabilities
                                               ------   -----------
    Inventories                                $2,007         --
    Accrued expenses                            1,498         --
    Allowance for doubtful accounts               958         --
    Net operating loss carryforwards-foreign      804         --
    Pensions                                      385         --
    Net operating loss carryforwards-
       state and local                            278         --
    Depreciation and amortization                  --     $5,283
                                               ------     ------
       Subtotal                                $5,930     $5,283
    Valuation allowance                        (1,082)        --
                                               ------     ------
       Total                                   $4,848     $5,283
                                               ======     ======
4. On April 13, 1994, shareholders approved an increase in authorized shares of common stock from 20,000,000 to 40,000,000 shares.

5. On June 15, 1994, the Company refinanced at the same rate of interest(1) $1.6 million in industrial development revenue bonds that were due on that date, which resulted in the reclassification of this debt from current to long-term at May 29, 1994. The new maturity date is June 15, 1999.

 ----------------
    (1) Interest is equal to 65% of the lending bank's average daily prime rate (4.7% at May 29, 1994).

Item 2. Management's Discussions and Analysis of Financial Condition and Results of Operations
         ------------------------------------------------------------

Financial Condition
- - -------------------
In the second quarter of fiscal 1994, the Company's strong financial condition was maintained. Working capital showed improvement, increasing to $55.3 million at May 29, 1994 from $47.1 million at November 28, 1993, while the percentage of debt to equity decreased to 4.2% from 5.3% at those respective dates. Net cash flows of $2.1 million provided by operating activities in the first half of fiscal 1994, combined with available cash balances, were sufficient to fund additions to property, plant and equipment of $4.2 million, pay cash dividends of $2.9 million and pay down $1 million in debt.

Current assets increased $4.6 million to $85.5 million at the end of the second quarter of fiscal 1994 from $80.8 million at the end of fiscal 1993 primarily as a result of increases in inventories.
The increase in inventories was principally attributable to the purchase of inventories relating to an exclusive distribution agreement with Schwan-STABILO(R) and the replenishment of certain key inventory items in anticipation of higher sales and to improve customer service levels in the second half of fiscal 1994. New products also accounted for a portion of the increase. Cash and cash equivalents decreased to $4.1 million at May 29, 1994 from $10.8 million at November 28, 1993 primarily as a result of the increases in inventories but also due to the payment of dividends, additions to property, plant and equipment and the scheduled payments on debt.

Current liabilities decreased to $30.2 million at the end of the second quarter of fiscal 1994 from $33.7 million at the end of fiscal 1993, primarily as a result of decreases in the current portion of long-term debt and decreases in accrued salaries, wages and commissions. On June 15, 1994, the Company refinanced
$1.6 million in industrial development revenue bonds that were due on that date which resulted in the reclassification of this debt from current to long-term at May 29, 1994. The decrease of $1.4 million in accrued salaries, wages and commissions was largely the result of payments of incentive compensation in the first half of fiscal 1994 which had been accrued at the end of fiscal 1993.

There were no borrowings under the Company's line-of-credit agreements at May 29, 1994. These line-of-credit agreements are with three banks and total $45 million. Management continues to expect that cash generated from operations along with available cash balances (combined with credit agreements) will be sufficient to meet the Company's currently anticipated working capital and other investing and financing needs. If additional resources are needed, management believes that the Company could obtain funds at competitive costs. Management also expects that total 1994 expenditures for additions to property, plant and equipment to increase capacity and productivity will approximate the $10.3 million expended for such purposes in fiscal 1993.

Results of Operations
- - ---------------------

Net Sales
- - ---------

Net sales of $69.0 million for the second quarter and $133.6 million for the first half of fiscal 1994 grew by over 13% from $60.8 million and $117.9 million, respectively, in the same fiscal 1993 periods. These increases were due to higher unit volume, as average selling prices remained essentially unchanged. The absence of price increases is a result of competitive pressures which management believes will continue through fiscal 1994.

Office products sales increased 15.9% to $38.7 million in the second quarter and 16.2% to $76.1 million in the first half of fiscal 1994 compared to net sales in the same fiscal 1993 periods. All of the Company's major office product lines showed increased net sales in fiscal 1994, with office furniture making the largest contribution increasing 23.9% and 21.2% in the second quarter and first half of fiscal 1994, respectively. Also, desktop accessories and supplies were up 12.9% and 12.3%, and mechanical and electromechanical products were up 12.4% and 14.8% in the second quarter and first half of fiscal 1994, respectively, as compared with the same periods of fiscal 1993. The sales growth in office furniture was due primarily to broadened distribution for the Company's Bevis(R) brand products. The increase in sales of mechanical and electromechanical products resulted from higher sales of Boston(R) brand products. Sales of writing, marking and other products under the Company's new distribution agreement with Schwan-STABILO(R) accounted for most of the sales growth in desktop accessories and supplies. Export sales of office products grew by approximately 9% in the second quarter and first half of fiscal 1994 compared to the same periods of fiscal 1993 due primarily to higher sales in the Far East, Europe and Latin America.

Sales of art/craft products increased 10.5% to $30.3 million in the second quarter and 9.6% to $57.5 million in the first half of fiscal 1994 from the same periods in 1993. Higher sales of presentation graphics products(2) made the most significant contribution (up 21.3% in the second quarter and 20.3% in the first half of fiscal 1994) but were partially offset by lower sales of art supplies (down 11.2% in the second quarter and 8.1% in the first half of fiscal 1994). Sales of hobby/craft products were essentially flat for the second quarter but were down slightly (by 3.5%) for the first half of fiscal 1994 when compared to the second quarter and first half of fiscal 1993, respectively.

The sales increase in presentation graphics products for both the second quarter and first half of fiscal 1994 resulted from higher sales of Seal(R) brand mounting and laminating equipment, including sales of products of Image Technologies, Inc. (acquired in the third quarter of fiscal 1993), and Bienfang(R) brand foam board. The decrease in sales of art
- - ----------------
(2) Mounting and laminating products were renamed "presentation graphics" in the first quarter of fiscal 1994 to better describe an expanded product offering in this major product class.

- - --------------------------------

supplies was largely the result of lower sales of X-Acto(R) brand products, a trend which management believes is likely to continue. Export sales of art/craft products decreased by 9.3% in the second quarter and decreased by 3.6% for the first half of fiscal 1994. After adjusting for the exchange effect of a weaker Canadian dollar, export sales of art/craft products decreased by 4% in the second quarter and were essentially flat for the first half when compared to the same periods of fiscal 1993. The decrease for the second quarter was due to lower export sales to Canada, the Far East, Europe and Latin America. Foreign sales of art/craft products were up 29.3% in the second quarter and 19.2% for the first half of fiscal 1994 due primarily to higher sales of presentation graphics products in the United Kingdom.

Gross Profit
- - ------------

The Company's gross profit margin decreased to 40.4% of net sales in the second quarter of fiscal 1994 from 40.6% in the second quarter of fiscal 1993 and decreased to 39.7% in the first half of fiscal year 1994 from 40.0% in the first half of fiscal year 1993. These decreases were primarily the net result of higher costs and changes in product sales mix combined with flat selling prices partially offset by higher unit sales volume.

A country-wide shortage of wood supply has resulted in increased raw material costs and could inhibit the Company's ability to meet demand for certain of its furniture products in the future.

Selling, Shipping, Administrative and General Expenses
- - ------------------------------------------------------

Selling and shipping expenses remained at 21.1% of net sales for the second quarter of fiscal 1994 and fiscal 1993, but improved to 20.9% of net sales for the first half of fiscal 1994 from 21.4% in the first half of fiscal 1993. The improvement in the first half was due primarily to lower sales force commissions expense as a result of changes in customer sales mix.

Administrative and general expenses increased 11.8%, or $.7 million, in the second quarter and 13.6%, or $1.6 million, in the first half of fiscal 1994 as compared to the prior year expense levels for the same periods. These increases were largely a result of higher management incentive compensation attributable to the improvement in profitability.

Provision for Income Taxes
- - --------------------------

The effective tax rate decreased to 35.7% for the second quarter of fiscal 1994 from the 37.0% incurred in the second quarter of fiscal 1993. This quarterly decrease resulted from changes in the Company's effective tax rate for the first half of fiscal 1994 which decreased

- - -------------------------------------

to 36.5% from 37% for the first half of fiscal 1993. This decrease was principally a result of two factors: a decrease in state and local effective tax rates and profitability improvements by the European operations, which utilize net operating loss carryforwards.

Accounting Change
- - -----------------

In the first quarter of fiscal 1994 the Company adopted the provisions of SFAS No. 109, "Accounting for Income Taxes," the cumulative effect of which increased net income by $.8 million, or $.05 per share for the six months ended May 29, 1994.

                   Part II - OTHER INFORMATION

Item 4  -  Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------

(a) and (c)

         The Company's Annual Meeting of Shareholders was held on April 13, 1994, and in connection therewith, proxies were solicited by management pursuant to Regulation 14 under the Securities Exchange Act of 1934. An aggregate of 16,123,240 shares of the Company's common stock ("Shares") were outstanding and entitled to vote at the meeting. At the meeting the following matters (not including ordinary procedural matters) were submitted to a vote of the holders of Shares, with the results indicated below:

1. Election of a class of three directors to serve until the 1997 Annual Meeting. The following persons, all of whom were serving as directors and were management's nominees for reelection, were reelected. There was no solicitation in opposition to such nominees. The tabulation of votes was as follows:


                                                      Withheld
Nominee                      For             (including any broker nonvotes)
- - -------                      ---             -------------------------------
Jack Farber               12,818,462                    335,729
Gordon A. MacInnes,Jr.    12,822,893                    331,298
Ronald J. Naples          12,819,738                    334,453

2. Amendment to Restated Articles of Incorporation. The Amendment, increasing the total number of shares of the Company's authorized Common Shares from 20,000,000 to 40,000,000, was approved. The tabulation of votes was as follows:

                                                        Abstentions
   For                     Against           (including any broker nonvotes)
   ---                     -------           -------------------------------
11,759,684                1,357,152                      37,355

Item 4 - Submission of Matters to a Vote of Security Holders, (continued)
         ----------------------------------------------------

3.  Approval of the Company's 1994 Non-Employee Directors' Stock
    Option Plan. The Plan, which authorizes up to 90,000 Shares for the granting of nonqualified stock options to non-employee directors of the Company, was approved. The tabulation of votes was as follows:

                                                        Abstentions
   For                     Against           (including any broker nonvotes)
   ---                     -------           -------------------------------
12,263,911                 527,249                        363,031


4. Ratification of independent auditors. The appointment of Coopers & Lybrand as the Company's independent auditors was ratified. The tabulation of votes was as follows:

                                                        Abstentions
   For                     Against           (including any broker nonvotes)
   ---                     -------           -------------------------------
13,118,360                   8,511                         27,320

Item 6 - Exhibits and Reports on Form 8-K
         --------------------------------

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


                              HUNT MANUFACTURING CO.


Date  July 11, 1994              By /s/ William E. Chandler
      -------------                 -----------------------
                                    William E. Chandler
                                    Senior Vice President, Finance
                                    (Principal Financial and Accounting
                                    Officer)


Date  July 11, 1994              By /s/ Ronald J. Naples
      -------------                 --------------------
                                    Ronald J. Naples
                                    Chairman of the Board and
                                    Chief Executive Officer

                                   EXHIBIT INDEX

                                                                    Page
                                                                    ----
Exhibit 11 - Computation of Per Share Earnings                        16