Form 10-Q
period 1994-08-28
HUNT MANUFACTURING CO
filed 1994-10-12
CIK 49146

                                 FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549


          [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            August 28, 1994
                              ------------------------------------------
                                    OR

          [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number               1-8044
                      --------------------------------------------------

                        HUNT  MANUFACTURING  CO.
- - - ------------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)

     Pennsylvania                                      21-0481254
- - - ------------------------------------------------------------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)

230 South Broad Street, Philadelphia, PA                 19102
- - - ------------------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone no., including area code   (215) 732-7700
                                               -------------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                   ---   ---
As of October 5, 1994 there were outstanding 16,100,123 shares of the registrant's common stock.

                          HUNT MANUFACTURING CO.

                                   INDEX

                                                                       Page
PART I - FINANCIAL INFORMATION                                         ----

Item 1 - Financial Statements

         Condensed Consolidated Balance Sheets as of
         August 28, 1994 and November 28, 1993                           3

         Condensed Consolidated Statements of Income -
         Three Months and Nine Months ended August 28, 1994 and
         August 29, 1993                                                 4

         Condensed Consolidated Statements of Cash Flows -
         Nine Months Ended August 28, 1994 and
         August 29, 1993                                                 5

         Notes to Condensed Consolidated Financial
         Statements                                                      6

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations                  7-10


PART II -  OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K                               11

         Signatures                                                     12

         Exhibit Index                                                  13

         Exhibit 11 - Computation of Per Share Earnings                 14

         Exhibit 27 - Financial Data Schedule                           15

                      Part I -- Financial Information                   Page 3

Item 1 -- Financial Statements

                              Hunt  Manufacturing  Co.
                       Condensed Consolidated Balance Sheets
                                    (Unaudited)
                (In thousands except share and per share amounts)

                                                       August 28,     November 28,
                      ASSETS                              1994            1993
                                                       ----------      ----------
Current assets:
     Cash and cash equivalents                         $    4,635      $   10,778
     Accounts receivable, less allowance for doubtful
       accounts: 1994, $2,736; 1993, $2,643                44,185          39,472
     Inventories:
         Raw materials                                     11,075           9,577
         Work in process                                    6,430           5,289
         Finished goods                                    19,476          13,094
                                                       ----------      ----------
      Total inventories                                    36,981          27,960

     Deferred income taxes                                  4,667               -
     Prepaid expenses and other current assets              1,709           2,632
                                                       ----------      ----------
        Total current assets                               92,177          80,842

Property, plant and equipment, at cost, less
  accumulated depreciation and amortization:
  1994, $45,613; 1993, $42,333                             47,981          46,617
Intangible assets, net                                     26,100          27,019
Other assets                                                2,089           1,839
                                                       ----------      ----------
                 Total assets                          $  168,347      $  156,317
                                                       ==========      ==========

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt                 $    1,058      $    3,158
     Accounts payable                                      11,488          11,060
     Accrued expenses:
       Salaries, wages and commissions                      8,222           8,412
       Income taxes                                         6,033           4,992
       Other                                                6,336           6,092
                                                       ----------      ----------
        Total current liabilities                          33,137          33,714

Long-term debt, less current portion                        3,798           3,003
Deferred income taxes                                       4,266           1,230
Other non-current liabilities                               2,799           2,103
                                                       ----------      ----------
                 Total liabilities                         44,000          40,050
                                                       ----------      ----------
Stockholders' equity:
     Preferred stock, $.10 par value, authorized 1,000,000
       shares (including 50,000 shares of Series A Junior
       Participating Preferred); none issued                    -               -
     Common stock, $.10 par value, 40,000,000 shares
       authorized; issued:  1994 - 16,130,068 shares;
       1993 - 16,125,321 shares                             1,613           1,613
     Capital in excess of par value                         6,218           6,158
     Cumulative translation adjustment                       (963)         (1,495)
     Retained earnings                                    118,135         110,290
                                                       ----------      ----------
                                                          125,003         116,566
Less cost of treasury stock:
1994 - 41,045 shares; 1993 - 18,634 shares                   (656)           (299)
                                                       ----------      ----------
                 Total stockholders' equity               124,347         116,267
                    Total liabilities and stcokholders ----------      ----------
                       equity                          $  168,347      $  156,317
                                                       ==========      ==========

     See accompanying notes to condensed consolidated financial statements.

                           Hunt Manufacturing Co.
                 Condensed Consolidated Statements of Income
                               (Unaudited)
                   (In thousands except per share amounts)

                                       Three months ended    Nine months ended
                                      --------------------  --------------------
                                      August 28, August 29, August 28, August 29,
                                         1994       1993      1994       1993
                                      ---------- ---------- --------- ---------
 Net sales                             $75,765  $65,021   $209,338  $182,963

 Cost of sales                          46,415   39,319    126,967   110,095
                                       -------  -------    -------   -------

    Gross profit                        29,350   25,702     82,371    72,868


 Selling and shipping expenses          15,294   12,950     43,235    38,151

 Administrative and general
  expenses                               6,782    5,934     20,468    17,976
                                       -------  -------    -------   -------

    Income from operations               7,274    6,818     18,668    16,741


 Interest expense                           63      137        210       400

 Other expense, net                        296      346        376       361
                                       -------  -------    -------   -------
    Income before income taxes and
       cumulative effect of accounting
       change                            6,915    6,335     18,082    15,980

 Provision for income taxes              2,524    2,479      6,600     6,047
                                       -------  -------    -------   -------
    Income before cumulative effect of
       accounting change                 4,391    3,856     11,482     9,933

   Cumulative effect of change in
      accounting for income taxes            -        -        795         -
                                       -------  -------    -------   -------
    Net income                          $4,391   $3,856    $12,277    $9,933
                                       =======  =======    =======   =======
 Average shares of common
    stock outstanding                   16,087   16,109     16,104    16,108
                                       =======  =======    =======   =======
 Earnings per common share:
    Income before cumulative effect of
       accounting change                 $0.27    $0.24      $0.71     $0.62

    Cumulative effect of change in
        accounting for income taxes          -        -       0.05         -
                                       -------  -------    -------   -------
 Net income per share                    $0.27    $0.24      $0.76     $0.62
                                       =======  =======    =======   =======
 Dividends per common share              $0.09  $0.0875      $0.27   $0.2625
                                       =======  =======    =======   =======

   See accompanying notes to condensed consolidated financial statements.

                   Hunt Manufacturing Co. and Subsidiaries
              Condensed Consolidated Statements of Cash Flows
                                (Unaudited)
                              (In thousands)

                                                               Nine Months Ended
                                                            ------------------------
                                                            August 28,    August 29,
                                                               1994         1993
                                                            ----------    ----------
Cash flows from operating activities:
Net income                                                  $  12,277      $ 9,933
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization                                 6,371        6,049
  Cumulative effect of change in accounting
    for income taxes                                             (795)         -
  Deferred income taxes                                          (832)           1
  Loss on disposal of property, plant and equipment               160          155
  Payments relating to relocation and consolidation of
      operations                                                 (114)        (269)
  Issuance of stock under management incentive bonus
      and stock grant plans                                       184           48
  Changes in operating assets and liabilities                 (10,689)      (8,035)
                                                             --------     --------
     Net cash provided by operating activities                  6,562        7,882
                                                             --------     --------
Cash flows from investing activities:
 Additions to property, plant and equipment                    (6,080)      (7,295)
 Other, net                                                      (325)        (856)
                                                             --------     --------
     Net cash used for investing activities                    (6,405)      (8,151)
                                                             --------     --------
Cash flows from financing activities:
 Proceeds from long-term debt                                      -         1,000
 Payments on long-term debt, including current maturities      (1,306)        (889)
 Purchase of treasury stock                                      (729)        (308)
 Proceeds from exercise of stock options                          160          205
 Dividends paid                                                (4,345)      (4,229)
 Other, net                                                       (40)         (83)
                                                             --------     --------
     Net cash used for financing activities                    (6,260)      (4,304)
                                                             --------     --------
Effect of exchange rate changes on cash                           (40)        (102)
                                                             --------     --------
Net decrease in cash and cash equivalents                      (6,143)      (4,675)

Cash and cash equivalents, beginning of period                 10,778        6,013
                                                             --------     --------
Cash and cash equivalents, end of period                     $  4,635     $  1,338
                                                             ========     ========
Supplemental disclosures of cash flow information:
 Interest paid                                              $     304     $    399
 Income taxes paid                                              6,459        5,731

     See accompanying notes to condensed consolidated financial statements.

                                Hunt Manufacturing Co.
                   Notes to Condensed Consolidated Financial Statements
                                       (Unaudited)


          1.    The    accompanying    condensed   consolidated   financial
          statements and related notes are unaudited; however, in management's opinion all adjustments (consisting primarily of normal recurring accruals) necessary for a fair presentation of the financial position at August 28, 1994 and the results of operations and cash flows for the periods shown have been made. Such statements are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by generally accepted accounting principles or those normally made in the Form 10-K.

          2. The earnings per share are calculated based on the weighted average number of common shares outstanding. Shares issuable under outstanding stock option, stock grant and long-term incentive compensation plans are common stock equivalents, but are not used in computing earnings per share because the dilutive effect would be less than 3%.

          3. Effective November 29, 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109 "Accounting for Income Taxes." The adoption of SFAS No. 109 changed the Company's method of accounting for income taxes from the deferred method under Accounting Principles Board Opinion No. 11 to an asset and liability approach. The effect of adopting SFAS No. 109 has been recognized immediately as the effect of a change in accounting principle and increased net income in the first quarter and for the first nine months of fiscal 1994 by $795, or $.05 per share. Prior financial statements have not been restated. The increase in net income results primarily from adjusting deferred tax balances to current tax rates.

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
                                                  ======            ======


          4. On August 1, 1994 the Company refinanced a $2.0 million industrial development revenue bond that had an original maturity date of June 1, 1999 and an original interest rate of 7.5%. The refinanced bond has one principal payment at maturity on June 15, 2004. The interest rate for each quarter will be established on the first day of the quarter at the lower of the ninety day LIBOR rate or 75% of the prime rate. The rate in effect as of August 28, 1994 was 4.813%.

          Item 2. Management's Discussions and Analysis of Financial Condition and Results of Operations


          Financial Condition

          In the first nine months of fiscal 1994, the Company continued to enhance its already strong financial condition by improving it's working capital position, increasing it to $59.0 million at August 28, 1994 from $47.1 million at November 28, 1993, while reducing the percentage of debt to equity (down to 3.9% from 5.3% at those respective dates). Cash flows of $6.6 million provided by operating activities in the first nine months of fiscal 1994, combined with available cash balances, were sufficient to fund additions to property, plant and equipment of $6.1 million, pay cash dividends of $4.3 million and pay down $1.3 million in debt.

          The Company's current assets increased $11.3 million to $92.2 million at the end of the third quarter of fiscal 1994 from $80.8 million at the end of fiscal 1993 primarily as a result of increases in inventories and accounts receivable, partially offset by a decrease in the cash balance. The increase in inventories to $37.0 million at August 28, 1994 from $28.0 million at November 28, 1993 was principally attributable to the following: the replenishment of certain key inventory items in anticipation of fall promotional sales, the purchase of inventories relating to an exclusive distribution agreement with Schwan-STABILO(R) and additional inventories for new products. The increase in accounts receivable to $44.2 million at the end of the third quarter from $39.5 million at the end of fiscal 1993 was due to higher sales as well as to an increase in promotional sales with extended payment terms. Cash and cash equivalents decreased to $4.6 million at August 28, 1994 from $10.8 million at November 28, 1993 primarily as a result of the increase in inventories as well as to the payment of cash dividends and additions to property, plant and equipment.

          Current liabilities of $33.1 million at the end of the third quarter of fiscal 1994 decreased slightly from $33.7 million at the end of fiscal 1993, primarily as a result of a decrease in the current portion of long-term debt offset by an increase in accrued income taxes. On June 15, 1994, the Company refinanced $1.6 million of industrial development revenue bonds that were due on that date which resulted in the reclassification of this debt from current to long-term. The new maturity date is June 5, 1999. In addition to the aforementioned, on August 1, 1994 the Company refinanced a $2.0 million industrial development revenue bond which has one principal payment at maturity on June 15, 2004. (See Note 5 of "Notes to Condensed Consolidated Financial Statements").

          There were no borrowings under the Company's line-of-credit agreements at August 28, 1994. These line-of-credit agreements with three banks total $45 million. Management expects that cash generated from operations along with available cash balances (combined with credit agreements) will be sufficient to meet the Company's currently anticipated working capital and other investing and financing needs. Should the Company require additional funds, management believes that the Company could obtain them at competitive costs.

          Results of Operations

          Net Sales

          Net sales for the third quarter of fiscal 1994 grew by 16.5% to $75.8 million from $65.0 million in the third quarter of fiscal 1993. In the first nine months of fiscal 1994 net sales increased by 14.4% to $209.3 million from $183.0 million in the first nine months of fiscal 1993. Higher unit volume caused these increases as selling prices through the third quarter of fiscal 1994 remained flat compared to the first nine months of fiscal 1993. Due to competitive pressures expected to continue through the remainder of fiscal 1994 and into 1995, management does not expect to achieve significant selling price increases.

          Office products sales increased 16.2% to $42.0 million in the third quarter and 16.2% to $118.1 million in the first nine months of fiscal 1994 compared to the same fiscal 1993 periods. Sales of desktop accessories and supplies were up 24.8% and 16.2%, mechanical and electromechanical products were up 14.3% and 14.6% and office furniture was up 14.4% and 18.8% in the third quarter and first nine months of fiscal 1994, respectively, as compared with the same periods of fiscal 1993. The Company's sales of Schwan-STABILO(R) writing, marking and other products (the distribution rights to which were acquired in fiscal 1993) accounted for most of the growth in desktop accessories and supplies. The sales growth in office furniture was due primarily to broadened distribution for the Company's Bevis(R) brand products, a trend which began in fiscal 1993 as a result of the consolidation of the Company's office products under one brand
          name.   An  increase  in  sales  of  Boston(R)  brand  products,
          particularly electric pencil sharpeners, accounted for most of the growth in mechanical and electromechanical products. Export sales of office products decreased by 6.2% in the third quarter, but grew by 6.2% in the first nine months of fiscal 1994 compared to the same periods of fiscal 1993, after adjusting for the effects of a weaker Canadian dollar.

          Art/craft products sales increased by 16.9% to $33.7 million in the third quarter and 12.2% to $91.2 million in the first nine months of fiscal 1994 compared to the same periods in fiscal 1993. Presentation graphics products[1] continue to make a significant contribution to sales in the art/craft segment. Sales in this product class grew 26.8% in the third quarter and 22.6% in the first nine months of fiscal 1994 from the fiscal 1993 amounts for the same periods. These increases are due to higher sales of Seal(R) brand mounting and
        -------------
               [1] Mounting and laminating products were renamed "presentation graphics" in the first quarter of fiscal 1994 to better describe an expanded product offering in this major product class.

          laminating equipment, including sales of products of Image Technologies, Inc. (acquired in the third quarter of fiscal
          1993), and Bienfang(R) brand foam board.   Sales  of hobby/craft
          products also increased, growing by 13.5% and 2.7% for the third quarter and first nine months of fiscal 1994, respectively, but were partially offset by lower sales of art supplies (down 3.5% in the third quarter and 6.5% in the first nine months of fiscal
          1994) when compared to the same periods in fiscal 1993. The declining sales of art supplies was largely the result of lower sales of X-Acto(R) brand products, a trend which management believes is likely to continue. Export sales of art/craft products grew 20.9% in the third quarter and 7.5% for the first nine months of fiscal 1994 (after adjusting for the exchange effect of a weaker Canadian dollar). The increase for the third quarter was due to higher export sales to the Far East, Europe and Latin America. Foreign sales of art/craft products increased substantially, by growing 62.2% in the third quarter and 45.1% for the first nine months of fiscal 1994 when compared to the same fiscal periods in 1993. These increases were due primarily to higher sales of presentation graphics products in the United Kingdom largely as a result of new products and improved economic conditions.

          Sales to date for the fourth quarter are running at the same level as the comparable period in fiscal 1993 fourth quarter, which is below the rate experienced in the third quarter of fiscal 1994.

          Gross Profit

          The Company's gross profit margin decreased to 38.7% of net sales in the third quarter of fiscal 1994 from 39.5% in the third quarter of fiscal 1993 and decreased to 39.3% in the first nine months of fiscal year 1994 from 39.8% in the first nine months of fiscal year 1993. These decreases were primarily the result of changes in product sales mix and higher raw material costs combined with flat selling prices. Higher costs for wood, plastic and corrugated packaging materials are expected to continue in the fourth quarter of 1994 and into 1995.

          Selling, Shipping, Administrative and General Expenses

          Selling and shipping expenses increased to 20.2% of net sales for the third quarter of fiscal 1994 from 19.9% in the third quarter of fiscal 1993, and remained essentially flat at 20.7% of net sales for the first nine months of fiscal 1994 compared to 20.9% in the first nine months of fiscal 1993. The higher rate for the third quarter was largely due to start up costs for advertising and promotional literature relating to the Schwan-STABILO(R) product line. For the first nine months of fiscal 1994, these costs were offset by lower sales force commissions as a result of changes in customer sales mix.

          Administrative and general expenses were up 14.3%, or $.9 million, in the third quarter and 13.9%, or $2.5 million, in the first nine months of fiscal 1994 as compared to the prior year expense levels for the same periods. These increases were largely a result of higher management incentive compensation related to the improvement in earnings and investments in management training and new product development.

          Provision for Income Taxes

          The Company's effective tax rate decreased to 36.5% for the third quarter and first nine months of fiscal 1994 from the 39.1% and 37.8% rates incurred in the third quarter and first nine months of fiscal 1993, respectively. This decrease was the result of several factors including lower state and local effective tax rates and profitability improvements by the European operations, which utilize net operating loss carryforwards.

          Accounting Change

          The Company adopted the provisions of SFAS No. 109, "Accounting for Income Taxes," the cumulative effect of which increased net income by $.8 million, or $.05 per share, for the first nine months of fiscal 1994.

          Item 6 -  Exhibits and Reports on Form  8-K


          (a)   Exhibits

                11. Computation of Per Share Earnings

                27. Financial Data Schedule

          (b)   Reports on Form 8-K

                No reports on Form 8-K were filed by the registrant during the fiscal quarter to which this report relates.

                                      SIGNATURES



          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               HUNT  MANUFACTURING  CO.



       Date      October 11, 1994    By  /s/   William   E.   Chandler
            -----------------------      ------------------------------------
                                               William E. Chandler
                                               Senior Vice President, Finance
                                               (Principal Financial and
                                               Accounting Officer)


       Date      October 11, 1994    By  /s/   Ronald J. Naples
            -----------------------      ------------------------------------
                                               Ronald J. Naples
                                               Chairman of the Board and
                                               Chief Executive Officer

                              EXHIBIT INDEX


                                                                     Page
                                                                     ----

          Exhibit 11 - Computation of Per Share Earnings               14

          Exhibit 27 - Financial Data Schedule                         15