Form 10-K
period 1994-12-27
HUNT MANUFACTURING CO
filed 1995-02-23
CIK 49146

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
                    ANNUAL REPORT PURSUANT TO SECTION 13 OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                              Commission File
November 27, 1994                                      No. 1-8044
                             HUNT MANUFACTURING CO.
                                  (Registrant)

       Pennsylvania                                  21-0481254
- ---------------------------              ----------------------------------
  (State of incorporation)                (IRS Employer Identification No.)

   One Commerce Square
   2005 Market Street
   Philadelphia, PA                               19103-7085
- -------------------------------            ------------------------
(Address of principal executive                  (Zip Code)
 offices)

Registrant's telephone number, including area code:  (215) 656-0300

Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange
     Title of each class:                          on which registered:
     --------------------                          ----------------------

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

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K.    X
                                         ------

          The aggregate market value of the registrant's Common Shares (its only voting stock) held by non-affiliates of the registrant as of February 1, 1995 was approximately $177,000,000. (Reference is made to the final paragraph of Part I herein for a statement of the assumptions upon which this calculation is based.)

          The number of shares of the registrant's Common Shares outstanding as of February 1, 1995 was 16,146,553.

               DOCUMENTS INCORPORATED BY REFERENCE

          Certain portions of the registrant's 1995 definitive proxy statement relating to its scheduled April 1995 Annual Meeting of Shareholders (which proxy statement is expected to be filed with the Commission not later than 120 days after the end of the registrant's last fiscal year) are incorporated by reference into Part III of this report.

                              PART I

Item 1.  Business

General

          Hunt Manufacturing Co. and its subsidiaries (herein called the "Company", unless the context indicates otherwise) are primarily engaged in the manufacture and distribution of office products and art/craft products which the Company markets worldwide.

Business Segments

          The following table sets forth the Company's net sales and operating profit by business segment for the last three fiscal years:

                                     1994      1993      1992
                                     ----      ----      ----
                                          (In thousands)

     Net Sales:
          Office products.......   $160,307      $142,462      $126,101
          Art/Craft products....    127,896       113,688       108,828
                                   --------      --------      --------
               Total...........    $288,203      $256,150      $234,929
                                   ========      ========      ========

     Operating Profit:
          Office products.......   $ 12,172      $ 11,411      $  8,541
          Art/Craft products....     21,211        18,832        18,516
                                   --------      --------      --------
               Total...........    $ 33,383      $ 30,243      $ 27,057
                                   ========      ========      ========


          See Items 6 and 7 herein and Note 15 to Consolidated Financial Statements herein for further information concerning the Company's business segments (including information concerning identifiable assets).

Office Products

          The Company has three major classes of office products: mechanical and electromechanical products; office furniture; and desktop accessories and supplies. The amounts and percentages of net sales of these product classes for the last three fiscal years were as follows:

                                1994           1993              1992
                           -------------   ------------     ------------
                                      (Dollars in thousands)
Product Class:
  Mechanical and
     electromechanical.... $ 76,897  48%   $ 70,047  49%    $ 62,323  49%
  Office furniture.......    51,715  32%     44,233  31       37,271  30
  Desktop accessories
     and supplies....        31,695  20%     28,182  20       26,507  21
                           -------- ---    --------  ---    -------- ---
    Total..............    $160,307 100%   $142,462  100%   $126,101 100%
                           ======== ===    ========  ===    ======== ===

          The Company's mechanical and electromechanical office products consist of a variety of items sold under the Company's BOSTON brand, including manual and electric pencil sharpeners; paper punches, trimmers and shredders; electric letter openers; spring clips used to hold sheets of paper; manual and electronic staplers; electric air cleaners, fans and heaters, laminators, and other related products. The Company's office furniture products are sold primarily under the BEVIS brand name. These products include conference, computer, utility and folding tables; office chairs; bookcases and screen panels; metal and wood workstations for computer terminals, personal computers, word processors, printers and other similar electronic office equipment; and home/office furniture. The Company's desktop accessories and supplies consist of an array of items marketed under its LIT-NING brand, including metal horizontal and vertical files, letter trays, desk organizers and paper sorting racks. Also included in desktop accessories and supplies are a broad range of products that support the use of computers, such as computer diskette storage devices, printer stands, mouse pads, and surge suppressors which are marketed under the MEDIAMATE brand name. In 1994, the Company obtained exclusive distribution rights in the United States and Canada for Schwan-STABILO1 highlighter markers and writing instruments which are included under desktop accessories and supplies.

          The Company consistently has sought to expand its office products business through internal product development, the acquisition of distribution rights to products which complement or extend the Company's established lines, the acquisition of complementary businesses and through broadened distribution. Examples of new office product introductions by the Company in recent years are BOSTON brand electronic staplers, various models of air cleaners, fans and heaters, personal paper shredders, electric and battery powered pencil sharpeners, paper punches, and desk-top laminators; BEVIS UNIWORX, BEVIS ULTRAWORX and BEVIS MEGAWORX lines of modular offices furniture systems; BEVIS STACKAWAYS stackable chairs; MEDIAMATE LASERRAK printer stands; MEDIAMATE FASTRAC mouse pads; MEDIAMATE multi-media storage files, MEDIAMATE ROLL'N RAK portable printer stands, MEDIAMATE POWER TAMER surge suppressors and MEDIAMATE POWER MAKER automobile power adapters.

          There are three major and generally distinct domestic markets for the Company's office products: commercial offices, home offices and the gen-eral consumer. The commercial line of the Company's office products is distributed primarily through a network of office supply wholesalers and dealers and office product superstores. Sales to the home office and the general consumer include mechanical and electromechanical products which are sold through large retail outlets, such as office products superstores, drug and food chain stores, variety stores, discount chains, catalog showrooms and membership chains. The consumer market has increased significantly over the last several years primarily due to the dramatic growth of office products superstores. A more limited line of products is sold to schools through specialized school supply distributors.

- -----------
1. Trademark of Schwan-STABILO Schwanhausser GmbH & Co.

Art/Craft Products

          The Company manufactures and distributes three major classes of art/craft products: presentation graphics products; art supplies; and hobby/craft products. (The Company renamed its mounting and laminating products class "presentation graphics" in fiscal 1994 to better describe an expanded product offering.) The amounts and percentages of net sales of these three product classes for the last three fiscal years were as follows:



                                  1994              1993             1992
                              -----------       -----------      -----------
                                          (Dollars in thousands)

Product Class:
  Presentation graphics...... $ 83,354  65%     $ 68,734  61%    $ 63,475  58%
  Art supplies...............   26,772  21        27,569  24       29,134  27
  Hobby/craft................   17,770  14        17,385  15       16,219  15
                              --------  --      --------  --     --------  --
   Total..................... $127,896 100%     $113,688 100%    $108,828 100%
                              ======== ===      ======== ===     ======== ===

          The Company's presentation graphics products are used largely by picture framers, graphic artists, display designers and photo laboratories, and include a range of BIENFANG foam boards (which constitute a significant portion, although less than 40%, of presentation graphics products); TECHMOUNT dry mount adhesive products; pressure sensitive and dry mount adhesive products sold under the SEAL and ADEMCO-SEAL brands, as well as under the COLORMOUNT, SEALEZE and PRINT GUARD brand names; an array of mounting and laminating equipment sold under the CLEAR TECH, SEALEZE, and IMAGE SERIES brand names; and specialty tapes and films supplied under various private brands. The Company's art supply products are used primarily by commercial and amateur artists, and include commercial and fine art papers which the Company converts, finishes and sells under its BIENFANG brand; various types of X-ACTO brand knives and blades; SPEEDBALL paint markers and acrylic and water-color paints; and CONTE2 pastels, crayons and related drawing products, for which the Company is the exclusive United States and Canadian distributor. The Company's hobby/craft products generally are used by hobbyists and craft enthusiasts and include SPEEDBALL print-making products; ACCENT MATS beveled-edge picture framing mats; SPEEDBALL ELEGANT WRITERS and PANACHE calligraphy products; a range of punch quilting products; and X-ACTO brand tools and kits.

          The Company consistently has sought to expand its art/craft business primarily through acquisitions of complementary businesses and of distribution rights to complementary products manufactured by others, through internal product development, and through broadened distribution. Major art/craft products introduced during the last several fiscal years include BIENFANG colored and black on black foam board, as well as SINGLE STEP adhesive coated BIENFANG foam board; BIENFANG project display boards; PANACHE calligraphy products; punch quilting products; CLEAR TECH pouch laminators; IMAGE SERIES large format laminators; CLEAR GUARD protective adhesive film; THERMASHIELD laminating film, and X-ACTO self healing mats and craft tools. The acquisition of the Graphic Arts Group from Bunzl plc during fiscal 1990 has significantly expanded the number of the Company's presentation graphics products and enhanced the Company's position in the framing and photomounting markets. In 1993, the Company acquired IMAGE TECHNOLOGIES, Inc., a start-up company engaged in the development and production of large format laminators, which has allowed the Company to broaden its distribution into the digital imaging market. BIENFANG foam board has been particularly important, as it has allowed the Company to penetrate the picture framing, sign, display and exhibit markets, yet it also holds wide appeal to the traditional customer groups in art supply and hobby/craft markets. The success of foam board has been attributable, in significant part, to the Company's ability to offer the end-user a variety of value-added foam board products, such as colored or adhesive coated foam board.

- -----------
2.  Trademark of Conte S.A.

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

Sales and Marketing

          General

          The Company has over 12,000 active customers, the ten largest of which accounted for approximately 38% of its sales in fiscal 1994. Three of these ten largest customers were office products superstore chains. The largest single customer accounted for 8.4% of sales for that year. There is a continuing trend toward consolidation of wholesalers, dealers and superstores, resulting in an increasing percentage of the Company's sales being attributable to a smaller number of customers. See Item 7 of this report.

          Because most of the Company's sales are made from inventory, the Company generally operates without a material backlog. The Company's sales generally are not subject to material seasonal fluctuations. See Note 14 to Consolidated Financial Statements herein.

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

          The Company maintains domestic distribution centers in Florence, Kentucky; Florence, Alabama; and Laredo, Texas, for office products; in Naugatuck, Connecticut; and Cottage Grove, Wisconsin, for art/craft products; and in Statesville, North Carolina, for both office and art/craft products.

          Foreign Operations

          The Company distributes its products in more than 60 foreign markets through its own sales force of seven area sales managers and 18 salespersons, and through over 30 independent sales agents and over 300 distributors.

          Sales of office products and art/craft products represented approximately 48% and 52%, respectively, of the Company's export sales in fiscal 1994, with electrical and mechanical pencil sharpeners, paper punches, staplers, X-ACTO brand knives and blades, BIENFANG paper and foam board products and pressure sensitive and dry mount adhesive products accounting for the major portion of these sales. Sales from foreign operations were primarily attributable to the Graphic Arts Group acquired in 1990 and included principally presentation graphics products. See Note 15 to Consolidated Financial Statements herein for further information concerning the Company's foreign operations.

          The Company maintains distribution centers in Ontario, Canada; Basildon, England; and in Kornwestheim, Germany.

          Foreign operations are subject to the usual risks of doing business abroad, particularly currency fluctuations and foreign exchange controls.
See also Note 1 and 16 to Consolidated Financial Statements herein for information concerning hedging.

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

          The Company customarily has more than one source of supply for its critical raw materials and component parts. While the Company has experienced rationing and allocations by its suppliers of certain raw materials, such as wood, its businesses have not been materially hindered by shortages. Also, higher costs were experienced, particularly near the end of fiscal 1994, for commodities, such as wood, corrugated packaging material and styrene plastic, and further increases are expected to continue in fiscal 1995. See Item 7 herein.

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

          Because of the fragmented nature of the office products and art/craft products businesses, the multiple markets served by the Company, and the absence of published market data, the Company generally is not able to determine with certainty its relative domestic or foreign market share for its various products. Nevertheless, the Company believes that it is among the leaders in domestic markets in a number of its products, including manual and electric pencil sharpeners; electronic staplers; metal paper organizing products; BIENFANG foam board products; presentation graphics materials and equipment; X-ACTO brand knives and blades; and calligraphy products. The Company also believes that it is among the leaders in the United Kingdom picture framing and photomounting market for dry mounting products.

          The Company considers product performance and brand recognition to be important competitive factors in its businesses, but competitive pricing and promotional discounts also have become important factors.

Trademarks, Patents and Licenses

          The Company's business is not dependent, to a material extent, upon any patents. However, the Company regards its many trademarks as being of substantial value in the marketing of its various products. The following trademarks mentioned in this report are owned by the Company: ACCENT MATS(R), ADEMCO-SEAL(TM), BEVIS(R), BEVIS(R) MEGAWORX(TM), BEVIS(R) STACKAWAYS(TM), BEVIS(R) ULTRAWORX(R), BEVIS(R) UNIWORX(R), BIENFANG(R), BOSTON(R),
CLEAR GUARD(TM), CLEAR TECH(R), COLORMOUNT(R), IMAGE SERIES(TM), LIT-NING(R), MEDIAMATE(R), MEDIAMATE(R) FASTRAC(R), MEDIAMATE(R) LASERRAK(R),
MEDIAMATE POWER MAKER(TM), MEDIAMATE(R) POWER TAMER(TM),
MEDIAMATE ROLL'N RAK(TM), PANACHE(R), PRINT GUARD(R), SEAL(R), SEALEZE(R), SINGLE STEP(R), SPEEDBALL(R), SPEEDBALL(R) ELEGANT WRITERS(R), SPEEDBALL(R) FABRIC PAINTERS(TM), SPEEDBALL(R) PAINTERS(R), TECHMOUNT(R), THERMASHIELD(TM) and X-ACTO(R).

          The Company also has been granted exclusive distribution rights in designated territories with respect to various products, including CONTE drawing products; Schwan-STABILO highlighter markers and writing instruments (the distribution rights to which in the U.S. and Canada were obtained in fiscal 1994), air cleaners, fans and heaters which are manufactured by other companies and sold by the Company under the BOSTON brand name; and PERFECT DATA3 computer cleaning products. Such rights customarily are granted for limited periods, after which they expire or may be terminated at the option of the grantor. The Company's distribution rights generally are of limited duration (the longest being seven years) and may be terminated or expire, in certain cases, with as little as approximately six months notice from the grantor of such rights. While the Company's business is not dependent upon any of these distribution rights (no line of such distributed products having accounted for as much as 3% of the Company's net sales in fiscal 1994), the loss of the right to market certain products could have an adverse effect on the Company's profitability.


Research and Development

          During fiscal 1994, the Company spent approximately $1.6 million on Company-sponsored research and development, as compared with approximately $1.7 million in fiscal 1993 and $1.5 million in fiscal 1992.

Personnel

          As of February 2, 1995, the Company had approximately 2,200 full-time employees.

Environmental Matters

          Prior to the Company's acquisition of Seal Products, Inc. ("Seal") from Bunzl plc in May 1990, it was discovered that some hazardous waste materials had been stored at Seal's premises located in Naugatuck, Connecticut. In compliance with applicable state law, this environmental condition was reported to the Connecticut Department of Environmental Protection by Bunzl. Seal, which now is a subsidiary of the Company, may be partially responsible under law for the environmental conditions on the premises and any liabilities resulting therefrom. However, in connection with the Company's acquisition of Seal, Bunzl agreed to take responsibility for correcting such environmental conditions and, for a period of seven years, to indemnify Seal and the Company for such resulting liabilities, subject to certain limitations. Bunzl is continuing the process of remediating the environmental conditions. A substantial portion of the remediation has been completed, although testing is continuing.

- -----------
3.  Trademark of Perfect Data Corporation

          The Company is also involved on a continuing basis in monitoring its compliance with environmental laws and in making capital and operating improvements necessary to comply with existing and anticipated environmental requirements. Despite its efforts, the Company has been cited for occasional violations or alleged violations of environmental laws or permits and on several occasions has been named as a potentially responsible party for remediation of sites. Expenses incurred by the Company to date relating to violations of and compliance with environmental laws and permits and site remediation have not been material. While it is impossible to predict with certainty, management currently does not foresee such expenses in the future as having a material effect on the Company's business, results of operations or financial condition. See Note 10 to Consolidated Financial Statements herein.

Item 2.   Properties

          In January, 1995 the Company relocated its principal executive offices to One Commerce Square, 2005 Market Street, Philadelphia, PA 19103 in approximately 56,000 square feet of leased space under a sublease expiring in 2002.

          The following table sets forth information with respect to certain of the other facilities of the Company:



Industry     Primary                         Approximate      Owned or
segment      function         Location          size           leased
- --------     --------         --------       -----------      --------
Office       Manufacturing,   Florence,      108,000 sq.       (1)
Products     Warehouse        KY             ft. bldg.
             & Offices                       on 27 acres

             Manufacturing,  Florence,       266,000 sq.       Owned (2)
             Warehouse       AL              ft. bldg.
             & Offices                       on 24 acres

            Manufacturing   Nuevo Laredo,   47,000 sq.         Leased
            & Offices       Mexico          ft. in 2           (exp. 1998)
                                            bldgs.

            Warehouse       Laredo,         45,000 sq.         Leased
            & Offices       TX              ft. bldg.          (exp. 1997)

                               -----------------

Art/Craft   Manufacturing   States-         219,000 sq.        (3)
Products    & Offices       ville, NC       ft. bldg.
                                            on 13 acres

            Manufacturing,  Naugatuck,      86,000 sq.         Leased
            Warehouse &     CT              ft. bldg.          (exp. 2000)
            Offices                         on 15 acres

            Manufacturing,  Basildon,       64,000 sq.         Owned
            Warehouse &     England         ft. in two
            Offices                         bldgs. on
                                            3 acres

                               -----------------

Industry     Primary                         Approximate      Owned or
segment      function         Location          size           leased
- --------     --------         --------       -----------      --------
Office      Manufacturing   States-         196,000 sq.        Owned
Products    & Offices       ville,          ft. bldg.
and Art/                    NC              on 16 acres
Craft
Products

            Warehouse       States-         190,000 sq.        Leased
            & Offices       ville,          ft. bldg.          (exp. 2005)
                            NC

            Warehouse       Ontario,        52,000 sq.         Leased
            & Offices       Canada          ft. bldg.          (exp. 1996)



(1) The construction and expansion of this facility was financed by the issuance of industrial revenue bonds by the City of Florence, Kentucky, which bonds have matured and been paid off. The City retains title to the property and leases it to the Company for a nominal consideration, and the Company has the option, subject to certain conditions, to purchase the property for a nominal consideration.

(2) A portion of this facility was financed by the issuance of industrial revenue bonds, due 1995, by the City of Florence, Alabama, which are collateralized by a plant facility and certain equipment.

(3) A portion of this facility was financed by the issuance of industrial revenue bonds, due 2004, by the Iredell County Industrial Facilities and Pollution Control Financing Authority. The Authority retains title to the property and leases it to the Company for rental payments equal to principal and interest payments on the bonds. The Company has the option, subject to certain conditions, to purchase the property for a nominal consideration upon payment of the bonds.

          At present, the above facilities generally are believed to be adequately utilized and suitable for the Company's present needs.

Item 3.   Pending Legal Proceedings

          There currently are no material pending legal proceedings (within the meaning of the Form 10-K Instructions), other than routine litigation incidental to the business of the Company, to which the Company is a party or to which any of its property is subject. See Note 10 to Consolidated Financial Statements herein and Item 1-- "Environmental Matters" herein.


Item 4.   Submission of Matters to a Vote of Security Holders

          No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year covered by this report.

                      Additional Information

          The following information is furnished in this Part I pursuant to Instruction 3 to Item 401(b) of Regulation S-K:

                Executive Officers of the Company

     Name                Age                 Position
     ----                ---                 --------

Ronald J. Naples         49        Chairman of the Board and
                                   Chief Executive Officer

Robert B. Fritsch        63        President and Chief Operating Officer

John W. Carney           51        Vice President, Human Resources

William E. Chandler      51        Senior Vice President, Finance (Chief
                                   Financial Officer), and Secretary

Roy M. Delizia           51        Vice President, Corporate Planning and
                                   Development

Spencer W. O'Meara       48        Vice President and General Manager

W. Ernest Precious       53        Vice President and General Manager

Eugene A. Stiefel        47        Vice President, Information Services

          The executive officers of the Company customarily are elected annually by the Board of Directors to serve, at the pleasure of the Board, for a period of one year or until their successors are elected. All of the executive officers of the Company, except for Messrs. Chandler, Delizia and Stiefel have served in varying executive capacities with the Company for over five years.

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

                            -----------------------

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

                            -----------------------

                             PART II


Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters

          (a) The Company's common stock is traded on the New York Stock Exchange (trading symbol "HUN"). The following table sets forth the high and low quarterly sales prices of the Company's common stock during the two most recent fiscal years (all as reported by The Wall Street Journal):


                              Fiscal Quarter
                                   1994
                    ------------------------------------------
                     First    Second          Third     Fourth
                     -----    ------          -----     ------
            High    $18.25    $18.25         $17        $16.63
            Low      15.13     15.25          15.13      14.25


                              Fiscal Quarter
                                   1993
                    ------------------------------------------
                     First    Second          Third     Fourth
                     -----    ------          -----     ------
            High    $15.25    $16.25         $16.25     $16.38
            Low      12.75     13.63          13.25      15.25


          See Note 9 to Consolidated Financial Statements herein for information concerning certain Rights which were distributed by the Company to shareholders in 1990 and which currently are deemed to be attached to the Company's common stock.

          (b) As of February 1, 1995, there were over 1,000 record holders of the Company's common stock, which number does not include shareholders whose shares were held in nominee name.

          (c) During the past two fiscal years, the Company has paid regular quarterly cash dividends on its common stock at the following rates per share: 1994 - $.09 per quarter and 1993 - $.0875 per quarter.

          Certain of the Company's credit agreements contain restrictions on the Company's present and future ability to pay dividends. See Note 5 to Consolidated Financial Statements herein.

Item 6.   Selected Financial Data

          The following table contains selected financial data for each of the Company's last five fiscal years. This data should be read in conjunction with the Company's Consolidated Financial Statements (and related notes) appearing elsewhere in this report and with Item 7 of this report.

                                     Year Ended
               ----------------------------------------------------
               Nov. 27,   Nov. 28,   Nov. 29,    Dec. 1,    Dec. 2,
                1994       1993       1992       1991(1)    1990(2)
               --------   --------   --------    -------    -------
                        (In thousands, except per share data)

Net Sales      $288,203  $256,150    $234,929    $228,622   $220,099

Income from
 Continuing
 Operations      17,197    14,928      13,302       9,586     12,011

Income from
 Continuing
 Operations Per
 Common Share      1.07       .93         .83         .60        .75

Total Assets    173,385   156,317     144,170     151,824    154,361

Long-Term Debt    3,559     3,003       6,160      17,271     26,498

Cash Dividends
  Per Share         .36       .35         .34         .32        .31



(1) In fiscal 1991 the Company recorded a charge to net income of approximately $2.7 million, or $.17 per share, for anticipated costs relating to the relocation and consolidation of certain manufacturing and distribution operations.

(2) The Company acquired the Graphic Arts Group from Bunzl plc in May, 1990. In addition, in fiscal 1990 the Company recorded a charge to net income of approximately $1 million, or $.06 per share, relating to the discontinuance of certain products.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

          The Company further improved its strong financial condition in fiscal 1994 with working capital increasing to $64.6 million at the end of fiscal 1994 from $47.1 million and $45.5 million at the end of fiscal 1993 and 1992, respectively. The current ratio improved to 3.1 at November 27, 1994 from 2.4 at November 28, 1993 and 2.7 at November 29, 1992, and the percentage of debt to equity was further reduced to 3.5% at the end of fiscal 1994 from 5.3% and 6.9% at the end of fiscal 1993 and 1992, respectively.

          The return on average equity, before special charges and an accounting change, improved to 13.8% in fiscal 1994 from 13.1% and 12.5% in fiscal 1993 and 1992, respectively, due primarily to growth in earnings. This improvement was achieved despite the relatively low debt level in the Company's capital structure.

          Net cash flows of $20.8 million provided by operating activities in fiscal 1994 were more than sufficient to fund additions to property, plant and equipment of $9.3 million, to pay cash dividends of $5.8 million and to reduce debt by $1.6 million. Management anticipates expenditures for additions to property, plant and equipment in fiscal 1995 to approximate the amount expended in fiscal 1994. Net cash flows provided by operating activities were $23.2 million in 1993 and $20.4 million in 1992. Changes in the accounts payable balances due to timing of payments largely accounted for the decrease in net cash provided by operating activities in fiscal 1994 as compared with fiscal 1993.

          The Company's current assets increased to $95.3 million at the end of fiscal 1994 from $80.8 million at the end of fiscal 1993 attributable primarily to a $5.6 million increase in inventories, a $5.1 million increase in deferred tax assets and a $3 million increase in cash and cash equivalents. The increase in inventories was due to several factors, including increases in finished goods for key product categories in anticipation of higher sales and to improve customer deliveries, the purchase of inventories related to an exclusive distribution agreement for Schwan-STABILO highlighter markers and additional inventories of new
products.   Changes in deferred income taxes were due to several factors, including the adoption of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes."

          Current liabilities decreased to $30.7 million at the end of fiscal 1994 from $33.7 million at the end of fiscal 1993 largely due to a $2.2 million reduction of the current portion of long-term debt and a $1.3 million reduction in accounts payable.

          Other non-current liabilities increased to $5.5 million at the end of fiscal 1994 from $2.1 million at the end of fiscal 1993 due to several factors, including increases in pension and long-term incentive compensation liabilities.

          The Company currently has line-of-credit agreements with three banks providing for borrowing capacity totaling $45 million. There were no borrowings under these line-of- credit agreements at the end of fiscal 1994. Management believes that funds generated from operations combined with existing credit agreements are sufficient to meet currently anticipated working capital and other capital and financing requirements. If additional resources are needed, management believes that the Company could obtain funds at competitive costs.

Results of Operations

Comparison of Fiscal 1994 vs. 1993
- ----------------------------------

          Net Sales and Earnings. Net sales increased 12.5% to $288.2 million in fiscal 1994 from $256.2 million in fiscal 1993. This increase was largely the result of higher unit volume, particularly from new products, as selling prices were essentially unchanged in fiscal 1994 from those in fiscal 1993. Sales for both of the Company's business segments, office products and art/craft products, grew by 12.5% in fiscal 1994.

          The office products sales increase to $160.3 million in fiscal 1994 from $142.5 million in fiscal 1993 was led by a 16.9% increase in sales of office furniture, while desktop accessories and supplies and mechanical and electromechanical products contributed increases of 12.5% and 9.8%, respectively. The office furniture sales increase was primarily due to higher sales of Bevis brand furniture. The desktop accessories and supplies sales increase was principally attributable to Schwan-STABILO highlighter markers, the exclusive distribution rights to which in the United States and Canada were obtained by the Company in fiscal 1994, and the mechanical and electromechanical products sales increase was due to higher sales of Boston brand office products. Export sales of office products increased 8.6% in fiscal 1994 as compared with sales in fiscal 1993.

          Art/craft products sales grew to $127.9 million in fiscal 1994 from $113.7 million in fiscal 1993 led by a 21.3% increase in sales of presentation graphics products. (The Company renamed its mounting and laminating product class "presentation graphics" in fiscal 1994 to better describe an expanded product offering.) Sales of art supplies and hobby/craft products were essentially unchanged in fiscal 1994 from the levels in fiscal 1993. The presentation graphics products sales increase was largely the result of new products, growth in the digital imaging market and improved economic conditions in the United Kingdom. Management expects the growth in the digital imaging markets, while still a relatively small component of the presentation graphics products sales, to continue into 1995. Foreign sales of art/craft products grew 34.6% and export sales were up 4.4% in fiscal 1994 from sales in fiscal 1993.

          Net income of $18 million, or $1.12 per share, in fiscal 1994 represents an increase of 20.5% over net income for fiscal 1993. The Company adopted SFAS No. 109, "Accounting for Income Taxes," in fiscal 1994, the cumulative effect of which increased net income by $.8 million, or $.05 per share. Income before the cumulative effect of this accounting change was up 15.2% from the comparable net income for fiscal 1993.

          Gross Profit. Gross profit, as a percentage of net sales, decreased to 39.3% in fiscal 1994 from 40.1% in fiscal 1993 due to several factors, including changes in sales mix and higher raw material costs.
Higher sales for certain furniture products and higher foreign sales, which yield lower gross profit percentages than the Company's other businesses, caused most of the gross profit percentage decrease attributable to changes in sales mix. The gross profit percentage for foreign sales was 28.7% in fiscal 1994 and 26.7% in fiscal 1993. Higher costs, particularly near the end of fiscal 1994, for commodities such as wood, corrugated packaging materials and styrene plastic were not offset by selling price increases due in large part to continued competitive pressures and the increasing power of superstores and other large customers in the office products area.
Management expects the trend of higher raw material costs to continue into fiscal 1995, but believes that the resulting pressure on all manufacturers to pass along their increased raw material costs may enable the Company to institute some selling price increases in fiscal 1995.

          Selling, Shipping, Administrative and General Expenses. Selling and shipping expenses, as a percentage of net sales, were reduced to 20.3% in fiscal 1994 from 20.6% in fiscal 1993 largely as a result of lower sales commission expense attributable to changes in customer sales mix. Lower freight expenses in the fourth quarter of fiscal 1994 also accounted for a portion of the decrease. Management expects that the lower rate of selling and shipping expenses will continue into fiscal 1995.

          Administrative and general expenses increased 7.6% to $27.3 million in fiscal 1994 from $25.4 million in fiscal 1993. This increase was the result of several factors, including higher management incentive compensation and new product development expenses, as well as a stronger British pound sterling, which increased foreign administrative and general expenses in U.S. dollar terms.

          Interest Income and Expense. Interest income increased $152,000 in fiscal 1994 from fiscal 1993 due primarily to higher average cash balances. Interest expense was reduced by $157,000 in fiscal 1994 from fiscal 1993 largely as a result of debt reduction and higher capitalized interest related to additions to property, plant and equipment.

          Provision for Income Taxes. The Company's effective tax rate decreased to 36.5% in fiscal 1994 from 37.9% in fiscal 1993. This decrease was the result of several factors, including lower state and local income taxes.

          New Accounting Standards. SFAS No. 112, "Employers' Accounting for Postemployment Benefits," requires the accrual of postemployment benefits if the obligation is attributable to employees' services already rendered, employees' rights to those benefits accumulate or vest, payment of the benefits is probable and the amount of the benefits can be reasonably
estimated.   The Company currently does not believe SFAS No. 112,  when adopted in fiscal 1995, will have a material effect on its results of operations or financial condition.

          SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," requires changes in accounting and reporting for certain investments in debt and equity securities. SFAS No. 115 is effective for
fiscal years beginning after  December 15, 1993.   Accordingly, the Company
will adopt SFAS No.115 when required.   Management  does not believe SFAS No.
115 will have a material effect on its results of operations or financial condition or that additional disclosures will be necessary.

          Environmental Matters. The Company is involved on a continuing basis in monitoring its compliance with environmental laws and in making capital and operating improvements necessary to comply with existing and anticipated environmental requirements. Despite its efforts, the Company has been cited for occasional violations or alleged violations of environmental laws or permits and on several occasions has been named as a potentially
responsible party for the remediation of sites.   Expenses incurred by the
Company to date relating to violations of and compliance with environmental laws and permits and site remediation have not been material. While it is impossible to predict with certainty, management currently does not foresee such expenses in the future as having a material effect on the Company's business, results of operations or financial condition (see Note 10 of the Notes to Consolidated Financial Statements).

Comparison of Fiscal 1993 vs. 1992

          Net Sales and Earnings.    Net sales of $256.2 million for fiscal
1993 increased 9% from $234.9 million in fiscal 1992 due primarily to higher unit volume largely attributable to new products. Average selling prices decreased approximately 3% in fiscal 1993 from fiscal 1992 prices due to continuing competitive pressures and to foreign currency exchange rate changes of approximately 1%.

          Office products sales increased 13% in fiscal 1993 to $142.5 million from $126.1 million in fiscal 1992. This increase was led by higher sales of office furniture products, which were up 18.7%, primarily due to broadened distribution for these products gained in fiscal 1993. Mechanical and electromechanical products sales grew by 12.4% in fiscal 1993 due, in large part, to higher sales of Boston brand products, and desktop accessories and supplies were up 6.3% attributable principally to new products, particularly MediaMate brand computer-related accessories. Export sales of office products increased 5.2% in fiscal 1993.

          Art/craft products sales of $113.7 million for fiscal 1993 increased 4.5% from fiscal 1992 sales of $108.8 million. This increase was the net result of higher sales of presentation graphics products (up 8.3%) and hobby/craft products (up 7.2%), partially offset by lower sales of art supplies (down 5.4%). The presentation graphics products sales increase was principally attributable to higher sales of Seal brand laminating equipment. The hobby/craft products sales increase was largely due to higher sales of X-Acto brand knife and tool kits. The decrease in sales of art supplies was attributable primarily to lower sales of Bienfang brand paper products. Export sales of art/craft products were essentially unchanged in fiscal 1993, and foreign sales decreased 11.3% primarily due to a decrease in the value of the British pound sterling. Excluding the effect of exchange rate changes, foreign sales increased 3.2% in fiscal 1993.

          Net income of $14.9 million for fiscal 1993 grew 12.2% from fiscal 1992 net income of $13.3 million, and earnings per share increased to $.93 in fiscal 1993 from $.83 reported for fiscal 1992. Higher sales volume and lower interest expense were significant factors leading to the earnings increase.

          Gross Profit. The Company's gross profit margin decreased to 40.1% of net sales in fiscal 1993 from 40.7% in fiscal 1992. The domestic gross profit margin decreased to 40.3% from 41% and the foreign gross profit margin decreased to 26.7% from 28.6% in 1993 and 1992, respectively. The overall decrease was attributable to lower selling prices which were largely offset by lower raw material costs, the favorable effect of higher sales volume leveraging relatively fixed manufacturing overhead costs and lower employee fringe benefit expenses.

          Selling, Shipping, Administrative and General Expenses. Selling and shipping expenses, as a percentage of net sales, were reduced to 20.6% in fiscal 1993 from 21.1% in fiscal 1992 primarily as a result of lower sales commission expenses due, in part, to changes in customer sales mix.

    Administrative and general expenses increased to $25.4 million in fiscal 1993 from $23.1 million in fiscal 1992 primarily as a result of higher management incentive compensation expenses and higher management consulting fees.

          Interest Expense. Interest expense was reduced to $.2 million in fiscal 1993 from $1.1 million in fiscal 1992 due principally to debt reduction at the end of fiscal 1992 and in fiscal 1993, as well as to an increase in capitalized interest in fiscal 1993.

          Provision for Income Taxes.   The Company's effective tax rate
decreased to 37.9% in fiscal 1993 from 38.4% in fiscal 1992 as a net result of losses incurred by the European operations in fiscal 1992 which did not generate offsetting tax benefits, partially offset by an increase in the U.S. statutory corporate tax rate in fiscal 1993 from 34% to 35% retroactive to January 1, 1993.

Item 8.   Financial Statements and Supplementary Data

          Financial statements and supplementary financial information specified by this Item, together with the report of Coopers & Lybrand L.L.P. thereon, are presented following Item 14 of this report.

Item 9.   Disagreements on Accounting and Financial Disclosure
          Not applicable.

                             PART III

Incorporated by Reference

          The information called for by Item 10 "Directors and Executive Officers of the Registrant" (other than the information concerning executive officers set forth after Item 4 herein), Item 11 "Executive Compensation",
Item 12 "Security Ownership of Certain Beneficial Owners and Management" and
Item 13 "Certain Relationships and Related Transactions" is incorporated herein by reference to the Company's definitive proxy statement for its Annual Meeting of Shareholders scheduled to be held April 19, 1995, which definitive proxy statement is expected to be filed with the Commission not later than 120 days after the end of the fiscal year to which this report relates.

                             PART IV

Item 14.  Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K

          (a)  Documents Filed as a part of the Report

               1.   Financial Statements:

                                                            Pages
                                                            -----
                    Report of Independent Accountants       F-1

                    Consolidated Statements of
                    Income for the fiscal years
                    1994, 1993 and 1992                     F-2

                    Consolidated Balance Sheets,
                    November 27, 1994 and
                    November 28, 1993                       F-3

                    Consolidated Statements of
                    Stockholders' Equity
                    for the fiscal years 1994, 1993
                    and 1992                                F-4

                    Consolidated Statements of
                    Cash Flows for the fiscal years
                    1994, 1993 and 1992                     F-5

                    Notes to Consolidated Financial         F-6-27
                    Statements

               2.   Financial Statement Schedule:

                    II.  Valuation and Qualifying
                         Accounts for the fiscal years
                         1994, 1993 and 1992                F-28


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

               3.   Exhibits:

                    (3)  Articles of incorporation and bylaws:

                         (a) Restated Articles of Incorporation, as amended (composite) (incorp. by ref. to Ex. 4(a) to Reg. Stmt. No. 33-57105 on Form S-8) (reference also is made to Exhibit 4(d) below for the Designation of Powers, Preferences, Rights and Qualifications of Preferred Stock).

                         (b)  By-laws, as amended (incorp. by ref. to
                              Ex. 4(b) to fiscal 1990 Form 10-K).

                    (4) Instruments, defining rights of security holders, including indentures:*


                         (a) Credit Agreement dated as of October 2, 1990, between the Company and The Chase Manhattan Bank, N.A. (incorporated by reference to Ex.
                              4.1 to third quarter fiscal 1990 Form 10-Q).

                         (b)  Credit Agreement dated as of October 2,
                              1990, between the Company and Mellon Bank
                              (East) PSFS, N.A. (incorp. by ref. to Ex.
                              4.2 to third quarter fiscal 1990 Form 10-
                              Q).

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


                              Miscellaneous long-term debt instruments and credit facility agreements of the Company, under which the underlying authorized debt is equal to less than 10% of the total assets of the Company and its subsidiaries on a consolidated basis, may not be filed as exhibits to this report. The Company agrees to furnish to the Commission, upon request, copies of any such unfiled instruments.

                    (10) Material contracts:

                         (a) Lease Agreement dated June 1, 1979 and First Supplemental Lease Agreement dated as of July 31, 1994 between the Iredell County Industrial Facilities and Pollution Control Financing Authority and the Company (filed herewith).

                         (b) 1978 Stock Option Plan, as amended, of the Company (incorp. by ref. to Ex. 28(a) to Reg. Stat. No. 33-25947 on Form S-8).**

                         (c) 1983 Stock Option and Stock Grant Plan, as amended, of the Company (incorp. by. ref. to Ex. 10(c) to fiscal 1992 Form 10-K).**

                         (d) 1993 Stock Option and Stock Grant Plan of the Company (incorp. by ref. to Ex. 10(d) to fiscal 1992 Form 10-K).**

                         (e) 1988 Long-Term Incentive Compensation Plan of the Company (filed herewith).**

                         (f) 1994 Non-Employee Directors' Stock Option Plan (incorp. by ref. to Ex. 10(f) to fiscal 1993 Form 10-K).**

                         (g) Loan and Security Agreement dated January 31, 1984, as amended, between the Company and Ronald J. Naples (filed herewith).**

                         (h) Loan and Security Agreement dated April 20, 1988 between the Company and Robert B. Fritsch (filed herewith).**

                         (i) (1) Form of Change in Control Agreement between the Company and various officers of the Company (filed herewith) and (2) list of executive officers who are parties (filed herewith)**

                         (j) Employment-Severance Agreement between the Company and William E. Chandler (incorp. by ref. to Ex. 10(j) to fiscal 1993 Form 10-K).**

                         (k) (1) Supplemental Executive Benefits Plan of the Company, effective April 16, 1992, and (2) related Amended and Restated Trust Agreement, effective February 17, 1993 (incorp. by ref. to Ex. 10(j) to fiscal 1992 Form 10-K).**

                         (l) Master Agreement dated May 3, 1990 between the Company and Bunzl plc (incorp. by ref. to Ex. 2(a) to May 1990 Form 8-K).

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

                    (21) Subsidiaries (incorp. by ref. to Ex. 21 to
                         fiscal 1993 Form 10-K).

                    (23) Consent of Coopers & Lybrand L.L.P. to
                         incorporation by reference, in
                         Registration Statement No.s 33-70660, 33-
                         25947, 33-6359, 2-83144, 33-57105 and 33-
                         57103 on Form S-8, of their report on the consolidated financial statements and schedules included in this report (filed herewith).

                    (27) Financial Data Schedule (filed herewith).


- ------------------
* Reference also is made to (i) Articles 5th, 6th, 7th and 8th of the Company's composite Articles of Incorporation (Ex. 3(a) to this report), and (ii) to Sections 1, 7 and 8 of the Company's By-laws (Ex. 3 (b) to this report).

**   Indicates a management contract or compensatory plan or arrangement.


          (b)  Reports on Form 8-K

          The Company did not file any reports on Form 8-K during the last quarter of the fiscal year covered by this report.


                              --------------------

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------

To the Stockholders
and the Board of Directors of
Hunt Manufacturing Co.:

We have audited the accompanying consolidated financial statements and the financial statement schedule of Hunt Manufacturing Co. and Subsidiaries as listed in the index on page 22 of this Form 10-K. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hunt Manufacturing Co. and Subsidiaries as of November 27, 1994 and November 28, 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended
November 27, 1994 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects, the information required to be included therein.

As discussed in Notes 1 and 6 to the consolidated financial statements, the Company changed its method of accounting for income taxes in fiscal year 1994.



COOPERS & LYBRAND L.L.P.


2400 Eleven Penn Center
Philadelphia, Pennsylvania
January 16, 1995

                    HUNT MANUFACTURING CO. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                    for the fiscal years 1994, 1993 and 1992
                    (In thousands except per share amounts)


                                       1994            1993           1992
                                      -----           -----           -----

Net sales                            $288,203        $256,150        $234,929

Cost of sales                         174,927         153,353         139,366
                                     --------        --------        --------

         Gross profit                 113,276         102,797          95,563

Selling and shipping expenses          58,572          52,831          49,605
Administrative and general
      expenses                         27,338          25,405          23,064
                                     --------        --------        --------

          Income from operations       27,366          24,561          22,894

Interest expense (less $354, $283
       and $50 capitalized in 1994,
       1993 and 1992, respectively)       (85)           (242)         (1,073)

Interest income                           342             190             422

Other expense, net                       (542)           (471)           (634)
                                     --------        --------        --------

          Income before income
           taxes and cumulative
           effect of accounting
           change                      27,081          24,038          21,609

Provision for income taxes              9,884           9,110           8,307
                                     --------        --------        --------

         Income before cumulative
          effect of accounting
          change                       17,197          14,928          13,302

Cumulative effect of change in
     accounting for income tax            795              --              --
                                     --------        --------        --------

         Net Income                  $ 17,992        $ 14,928        $ 13,302
                                     ========        ========        ========

Average shares of common stock
      outstanding                      16,102          16,107          16,104
                                     ========        ========        ========

Earnings per common share:
        Income before cumulative
          effect of accounting
          change                     $   1.07        $    .93        $    .83

Cumulative effect of change in
      accounting for income taxes         .05              --              --
                                     --------        --------        --------

         Net Income per share        $   1.12        $    .93        $    .83
                                     ========        ========        ========


          See accompanying notes to consolidated financial statements.

                    HUNT MANUFACTURING CO. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                    November 27, 1994 and November 28, 1993
               (In thousands except share and per share amounts)

                      ASSETS                             1994         1993
                                                       --------     --------
Current assets:
     Cash and cash equivalents                          $ 13,807    $ 10,778

     Accounts receivable, less allowance for
       doubtful accounts: 1994, $2,510;
       1993, $2,643                                       41,390      39,472

     Inventories                                          33,550      27,960

     Deferred income taxes                                 5,051          --

     Prepaid expenses and other current assets             1,520       2,632
                                                        --------    --------

       Total current assets                               95,318      80,842

Property, plant and equipment, at cost, less
   accumulated depreciation and amortization              49,729      46,617

Excess of acquisition cost over net assets
   acquired, less accumulated amortization                17,218      17,054

Intangible assets, at cost, less accumulated
   amortization                                            8,764       9,965

Other assets                                               2,356       1,839
                                                       ---------    --------
                TOTAL  ASSETS                          $ 173,385    $156,317
                                                       =========    ========

                     LIABILITIES

Current liabilities:
     Current portion of long-term debt                  $ 1,003      $ 3,158
     Accounts payable                                     9,782       11,060
     Accrued expenses:
       Salaries, wages and commissions                    5,742        5,402
       Income taxes                                       4,464        4,992
       Insurance                                          2,430        2,526
       Compensated absences                               1,741        1,526
       Other                                              5,553        5,050
                                                       --------     --------
       Total current liabilities                         30,715       33,714

Long-term debt, less current portion                      3,559        3,003

Deferred income taxes                                     4,331        1,230

Other non-current liabilities                             5,546        2,103

                      STOCKHOLDERS'  EQUITY
Capital Stock:
     Preferred, $.10 par value, authorized 1,000,000
       shares (including 50,000 shares of Series A Junior
       Participating Preferred); none issued                -            -

     Common, $.10 par value, authorized 40,000,000
       shares; issued:  1994 - 16,130,068 shares;
       1993 - 16,125,321 shares                           1,613        1,613

Capital in excess of par value                            6,217        6,158

Cumulative translation adjustment                          (639)      (1,495)

Retained earnings                                       122,518      110,290

     Less cost of treasury stock:
     1994 - 29,945 shares; 1993 - 18,634 shares            (475)        (299)
                                                       --------     --------
       Total stockholders' equity                       129,234      116,267
                                                       --------     --------
           TOTAL  LIABILITIES  AND STOCKHOLDERS'
              EQUITY                                   $173,385     $156,317
                                                       ========     ========


          See accompanying notes to consolidated financial statements.

                    HUNT MANUFACTURING CO. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    for the fiscal years 1994, 1993 and 1992
               (In thousands except share and per share amounts)



                                                            Common Stock      Capital   Cumulative
                                                          ---------------    Excess of  Translation    Retained
                                                          Issued Treasury    Par Value  Adjustments    Earnings
                                                          ------ --------    ---------  -----------    ---------
Balances, December 1, 1991 (issued 16,114,848
  shares; treasury 20,016 shares)                        $ 1,611     $ (233)    $ 6,045     $ 1,375     $ 93,586

Net income                                                                                                13,302
Cash dividends on common stock ($.34 per share)                                                           (5,456)
Translation adjustments                                                                      (2,511)
Purchase of treasury stock (29,000 shares                              (365)
Exercise of stock options (treasury 9,066 shares,
   net of shares received as payment
   upon exercise)                                                        84                                  (83)
Issuance of stock grants (treasury 7,024 shares)                         84                                   17
                                                         -------    -------     -------    --------     --------

Balances, November 29, 1992 (issued 16,114,848
  shares; treasury 32,926 shares)                          1,611       (430)      6,045      (1,136)     101,386

Net income                                                                                                14,928
Cash dividends on common stock ($.35 per share)                                                           (5,639)
Translation adjustments                                                                        (359)
Purchase of treasury stock (22,200 shares)                             (308)
Exercise of stock options (issued 10,473 shares;
   treasury 32,875 shares, net of shares received
   as payment upon exercise)                                   2        393         113                     (367)
Issuance of stock grants (treasury 3,617 shares)                         46                                    2
                                                         -------    -------     -------    --------     --------

Balances, November 28, 1993 (issued 16,125,321
  shares; treasury 18,634 shares)                          1,613       (299)      6,158      (1,495)     110,290

Net income                                                                                                17,992
Cash dividends on common stock ($.36 per share)                                                           (5,794)
Translation adjustments                                                                         856
Purchase of treasury stock (45,600 share                               (728)
Exercise of stock options (issued 1,988 shares;
   treasury 25,925 shares, net of shares received
   as payment upon exercise)                                            416          16                       25
Issuance of stock grants (issued 2,759 shares;
   treasury  8,364 shares)                                              136          43                        5
                                                         -------    -------     -------    --------     --------

Balances, November 27, 1994 (issued 16,130,068
  shares; treasury 29,945 shares)                        $ 1,613     $ (475)    $ 6,217    $   (639)   $ 122,518
                                                         =======     ======     =======    ========    =========

                                      See accompanying notes to consolidated financial statements.




                    HUNT MANUFACTURING CO. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    for the fiscal years 1994, 1993 and 1992
                                 (In thousands)


                                                     1994      1993      1992
                                                    ------    ------    -------
Cash flows from operating activities:
Net income                                         $17,992   $14,928    $13,302
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                   8,039     7,664      7,558
     Provision for inventory obsolescence            2,083     1,598        766
     Cumulative effect of change in
       accounting for income taxes                    (795)       -          -
     Deferred income taxes                          (1,155)     (456)       626
     Loss on disposals of property,
      plant and equipment                              634       571        119
     Payments relating to relocation and
       consolidation of operations                    (132)     (400)    (2,151)
     Issuance of stock under management incentive
      bonus and stock grant plans                      312        48        101
     Changes in operating assets and liabilities,
      net of acquisition of business:
         Accounts receivable                        (1,688)       (1)      (710)
         Inventories                                (7,485)   (4,639)     2,210
         Prepaid expenses and other current
          assets                                     1,124      (922)      (872)
         Accounts payable                           (1,352)    2,847     (1,729)
         Accrued expenses                              400     2,009      1,188
         Other non-current assets and                2,820       (50)        34
          liabilities                              -------    ------    ------
         Net cash provided by operating
          activities                                20,797    23,197     20,442
                                                   -------    ------     ------
Cash flows from investing activities:
   Additions to property, plant and equipment       (9,305)  (10,339)    (6,002)
   Acquisition of business                              -     (1,051)       -
   Other, net                                         (620)        2       (183)
                                                   -------    ------     ------

         Net cash used for investing activities     (9,925)  (11,388)    (6,185)
                                                   -------    ------     ------
Cash flows from financing activities:
   Payments of long-term debt, including
     current maturities                             (1,600)   (1,209)   (11,128)
   Purchases of treasury stock                        (728)     (308)      (365)
   Proceeds from exercise of stock options             331       211          1
   Dividends paid                                   (5,794)   (5,639)    (5,456)
   Other, net                                          (45)      (49)        65
                                                    -------   ------     ------
         Net cash used for  financing activities    (7,836)   (6,994)   (16,883)
                                                    -------   ------     ------

Effect of exchange rate changes on cash
  and cash equivalents                                  (7)      (50)       (99)
                                                    -------   ------     ------

Net increase (decrease) in cash and cash
  equivalents                                        3,029     4,765     (2,725)

Cash and cash equivalents, beginning of year        10,778     6,013      8,738
                                                   -------    ------     ------

Cash and cash equivalents, end of year             $13,807   $10,778    $ 6,013
                                                   =======    ======    =======

          See accompanying notes to consolidated financial statements.

                    HUNT MANUFACTURING CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands except share and per share amounts)
                                     ------
1.   Summary of Significant Accounting Policies:

     Basis of Presentation:

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. The Company's fiscal year ends on the Sunday nearest the end of November. Fiscal year 1994 ended November 27, 1994; fiscal year 1993 ended November 28, 1993; and fiscal year 1992 ended November 29, 1992. All three fiscal years are comprised of 52 weeks. Certain amounts in the 1993 financial statements have been reclassified to conform to the 1994 presentation.

     Cash Equivalents:

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

     Excess of Acquisition Cost Over Net Assets Acquired and Intangible Assets:

Excess of acquisition cost over net assets acquired relates principally to the Company's acquisitions of X-Acto (1981), Bevis Custom Tables, Inc. (1985), and the Graphic Arts Group of Bunzl plc (1990). The Company's policy is to record an impairment loss against the net unamortized excess of acquisition cost over net assets acquired and net intangible assets in the period when it is determined that the carrying amount of the net assets may not be recoverable. The Company performs this evaluation on a quarterly basis. This determination includes evaluation of factors such as current market value, future asset utilization, business climate and future net cash flows (undiscounted and without interest) expected to result from the use of the net assets.

               (In thousands except share and per share amounts)
                                    -------

1.   Summary of Significant Accounting Policies (continued):

     Depreciation and Amortization:

Depreciation for financial reporting purposes is computed using the straight-line method over the estimated useful life of the asset as follows: buildings, 12 to 40 years; machinery and equipment, four to 12 years; and leasehold improvements over the lease term. Depreciation for tax purposes is computed principally using accelerated methods. The excess of acquisition cost over net assets acquired is amortized on a straight-line basis over periods ranging from 20 to 40 years. The costs of intangible assets are amortized on a straight-line basis over their respective estimated useful lives, ranging from five to 30 years. Amortization of assets under capital leases which contain purchase options is provided over the assets' useful lives. Other capital leases are amortized over the terms of the related leases or asset lives, if shorter.

     Currency Translation:

The assets and liabilities of subsidiaries having a functional currency other than the U.S. dollar are translated at the fiscal year-end exchange rate, while elements of the income statement are translated at the weighted average exchange rate for the fiscal year. The cumulative translation adjustment is recorded as a separate component of stockholders' equity. Gains and losses on foreign currency transactions are included in the determination of net income and are reflected in other expense, net. Such gains and losses are not material for any of the years presented.

     Income Taxes:

Effective November 29, 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." The adoption of SFAS No. 109 changed the Company's method of accounting for income taxes from the deferral method under Accounting Principles Board Opinion No. 11 to an asset/liability approach. The adoption of SFAS No. 109 has been recognized as the effect of a change in accounting principle and increased net income in fiscal 1994 by $795, or $.05 per share. The increase in net income results primarily from adjusting deferred tax balances to current tax rates. Financial statements of years prior to 1994 have not been restated.

               (In thousands except share and per share amounts)
                                    -------

1.   Summary of Significant Accounting Policies (continued):

     Hedging:

The Company periodically enters into forward exchange contracts to hedge foreign currency transactions for periods generally consistent with its committed exposure. Cash flows from hedges are classified in the statement of cash flows in the same category as the item being hedged.

     Earnings Per Share:

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

SFAS No. 112, "Employers' Accounting for Postemployment Benefits," requires the accrual of postemployment benefits if the obligation is attributable to employees' services already rendered, employees' rights to those benefits accumulate or vest, payment of the benefits is probable and the amount of the benefits can be reasonably estimated. The Company currently does not believe SFAS No. 112, when adopted in fiscal year 1995, will have a material effect on its results of operations or financial condition.

    Environmental Matters:

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are also expensed. The Company records liabilities for environmental costs when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated. The liability for future environmental remediation costs is evaluated on a quarterly basis by management. Generally, the timing of these accruals coincides with the earlier of the completion of a feasibility study or the Company's commitment to a plan of action based on the then-known facts. Recoveries of expenditures are recognized as a receivable only when they are estimable and probable.

               (In thousands except share and per share amounts)
                                    -------


2.   Inventories:

The classification of inventories at the end of fiscal years 1994 and 1993 is as follows:
                                          1994        1993
                                       --------    --------
                    Finished goods     $ 17,242    $ 13,094
                    Work in process       5,807       5,289
                    Raw materials        10,501       9,577
                                       --------    --------
                                       $ 33,550    $ 27,960
                                       ========    ========

Inventories determined under the LIFO method were $17,276 and $13,299 at November 27, 1994 and November 28, 1993, respectively. The current replacement cost for these inventories exceeded the LIFO cost by $5,881 and $5,569 at November 27, 1994 and November 28, 1993, respectively.

Inventory reductions in fiscal years 1994, 1993 and 1992 resulted in a liquidation of certain LIFO inventories carried at lower costs prevailing in prior years. The effect of these reductions was to increase net income by $315, or $.02 per share, $101, or $.01 per share and $262, or $.02 per share, in fiscal years 1994, 1993 and 1992, respectively.


3.   Property, Plant and Equipment:

Property, plant and equipment at the end of fiscal years 1994 and 1993 is as follows:
                                            1994           1993
                                          -------        -------
          Land and land improvements      $ 3,859        $ 3,698
          Buildings                        17,683         17,434
          Machinery and equipment          66,708         61,718
          Leasehold improvements              661            661
          Construction in progress          6,981          5,439
                                          -------        -------
                                           95,892         88,950
          Less accumulated depreciation
             and amortization              46,163         42,333
                                          -------        -------
                                          $49,729        $46,617
                                          =======        =======

               (In thousands except share and per share amounts)
                                    -------


4.   Excess of Acquisition Cost Over Net Assets Acquired and Intangible
     Assets:

     Excess of acquisition cost over net assets acquired at the end of fiscal years 1994 and 1993 is as follows:
                                                     1994           1993
                                                   -------        --------
          Excess of acquisition cost
              over net assets acquired             $20,298         $19,573
          Less accumulated amortization              3,080           2,519
                                                  --------        --------
                                                   $17,218         $17,054
                                                  ========        ========

     Intangible assets at the end of fiscal years 1994 and 1993 are as follows:

                                                     1994          1993
                                                   -------        -------
          Covenants not  to compete                $11,648        $11,643
          Customer lists                             1,510          1,510
          Patents                                    1,533          1,533
          Trademarks                                 1,418          1,400
          Licensing agreements                       1,154          1,154
          Other                                      1,829          1,751
                                                   -------        -------
                                                    19,092         18,991

          Less accumulated amortization             10,328          9,026
                                                   -------        -------
                                                   $ 8,764        $ 9,965
                                                   =======        =======
5.   Debt:

     Credit Agreements and Lines of Credit:

At November 27, 1994, the Company had revolving credit agreements with three banks that provide for unsecured borrowings up to $45 million. There were no borrowings under these agreements at November 27, 1994 or November 28, 1993. Amounts borrowed under these agreements, which expire October 2, 1996, would be converted to term loans upon expiration of the revolving credit termination dates. Principal payments would be made in quarterly installments beginning January 2, 1997 through October 2, 1999. Interest on borrowings under these agreements are at varying rates based, at the Company's option, on the banks' prime rate, certificate of deposit rate, or money market rate, the London Interbank Offering Rate (LIBOR), or the as-offered rate. None of these agreements has compensating balance requirements. Commitment fees of 1/8 of 1% are payable under these agreements.

     Long-Term Debt:

Long-term debt at the end of fiscal years 1994 and 1993 is as follows:


                                                        1994      1993
                                                       ------    ------
     Term loan (a)                                   $   938     $1,875
     Capitalized lease obligation (See Note 10)        2,000      2,000
     Industrial development revenue bond (b)           1,559      1,559
     Industrial development revenue bond (c)              65        700
     Other                                                -          27
                                                      ------      -----
                                                       4,562      6,161

     Less current portion                              1,003      3,158
                                                      ------     ------
                                                      $3,559     $3,003
                                                      ======     ======

     (a) The principal of this term loan is payable in equal quarterly installments of $234.4 through September 29, 1995. Interest on the borrowing is payable quarterly at a rate of 10.93% per annum on the outstanding principal amount of the loan.

              (In thousands except share and per share amounts)
                                     ------
5.   Debt (continued):

     (b) In June 1994, the Company refinanced this industrial development revenue bond with a new maturity date of June 15, 1999. The interest rate (5.525% at November 27, 1994) remained the same at 65% of the lending bank's average daily prime rate.

     (c) This bond bears interest (6.426% at November 27, 1994) at 75.6% of the lending bank's average daily prime rate. The principal balance of $65 is payable in installments of $60 on May 1, 1995 and $5 on November 1, 1995. It is collateralized by a plant facility and certain equipment.

The terms of certain financing agreements contain, among other provisions, requirements for maintaining certain working capital and other financial ratios, and restrictions on incurring additional indebtedness and obligate the Company to equally and ratably collateralize the indebtedness under such agreements if the Company grants or assumes certain liens on its assets. Under the most restrictive covenants, dividends and purchases of capital stock of the Company may not exceed, on a cumulative basis, 75% of the cumulative net income of the Company at any time during the period beginning November 28, 1983. As of November 27, 1994, $53 million was available to the Company under this provision for future cash dividends and future purchases of its own capital stock. In addition, as of November 27, 1994, the Company exceeded its minimum tangible net worth requirement of $62 million by $41.3 million.

The capitalized lease obligation is collateralized by the property, plant and equipment described in Note 10.

There are no maturities of long-term debt, including the capitalized lease, for three fiscal years subsequent to December 3, 1995. In fiscal 1999 there will be an aggregate maturity of $1,559.

6.    Income Taxes:

Income before provision for income taxes consists of the following:

                                1994        1993        1992
                              -------     -------      -------
        Domestic              $24,935     $21,758      $20,341
        Foreign                 2,146       2,280        1,268
                              -------     -------      -------
                              $27,081     $24,038      $21,609
                              =======     =======      =======

   The provision for income taxes consists of the following:

                                 1994     1993         1992
                               -------    ------      -------
     Currently payable:

       Federal                 $ 9,863    $8,406      $6,694
       State                     1,009       877         815
       Foreign                     167       283         159
                               -------    ------      ------
                                11,039     9,566       7,668
       Deferred                 (1,155)     (456)        639
                               -------    ------      ------
                               $ 9,884    $9,110      $8,307
                               =======    ======      ======

          The following is a reconciliation of the statutory federal income tax rate with the Company's effective income tax rate:

                                           1994     1993    1992
                                           -----   -----   -----
       Statutory federal rate              35.0%   34.9%   34.0%
       State income taxes, net of
            federal tax benefit             2.1     2.2     2.6
       Losses of foreign subsidiaries
            with no current offsetting
            tax benefit                      -       -      1.0

       Other, net                           (.6)     .8      .8
                                           ----    ----     ----
       Effective tax rate                  36.5%   37.9%   38.4%
                                           ====    ====    ====

            Effective November 29, 1993, the Company adopted SFAS No. 109 (see Note 1).

               (In thousands except share and per share amounts)
                                    -------

6.     Income Taxes (continued):

The significant components of deferred tax assets and liabilities at November 27, 1994 consist of:
                                               Assets           Liabilities
                                              ---------         -----------
       Inventories                            $  2,609                   -
       Accrued expenses                          2,705            $    443
       Allowance for doubtful accounts             901                   -
       Net operating loss carryforwards-foreign    821                   -
       Pensions                                    766                 271
       Net operating loss carryforwards-states     313                   -
       Depreciation and amortization               497               6,044
                                               -------            --------
                                                 8,612               6,758
       Valuation allowance                      (1,134)                  -
                                               -------            --------
                                               $ 7,478            $  6,758
                                               =======            ========

As of November 27, 1994, the Company had foreign net operating loss carry-forwards of approximately $2.1 million which may be carried forward indefinitely, approximately $.9 million of which were acquired in connection with business acquisitions. To the extent that net operating loss carryforwards acquired in connection with business acquisitions are utilized in the future and the associated valuation allowance reduced, the tax benefit thereof will be allocated to reduce excess of acquisition cost over net assets acquired related to the acquisition.

       The valuation allowance of $1.1 million relates to net operating losses which are uncertain as to realizability as of November 27, 1994. The net change in the total valuation allowance for the year ended November 27, 1994 was an increase of $52.

       Deferred income taxes relate to the following timing differences between amounts reported for financial accounting and income tax purposes:

                                          1993       1992
                                         ------     -----
       Depreciation                      $  53       $119
       Provision for relocation
         and consolidation of
         operations                         61        622
       Other, net                         (570)      (102)
                                         -----       ----
                                         $(456)      $639
                                         =====       ====

7.     Employee Benefit Plans:

       Pension Plans:

Net pension costs for fiscal years 1994, 1993 and 1992 consist of the following:

                                              1994     1993    1992
                                             ------   ------  ------
       Service cost-benefits earned
         during the period                   $2,049   $1,580  $1,595
       Interest cost on projected
          benefit obligation                  2,155    1,852   1,672
       Actual return on plan assets          (1,031)  (1,863) (1,692)
       Net amortization and deferral           (759)     107     184
                                             ------   ------  ------
       Net pension costs                     $2,414   $1,676  $1,759
                                             ======   ======  ======

Net amortization and deferral consists of the deferral of the excess of actual return on assets over estimated return and amortization of the net unrecognized transition asset on a straight-line basis, principally over 15 years.

               (In thousands except share and per share amounts)
                                    -------

7.    Employee Benefit Plans (continued):


The funded status of the Company's pension plans at September 30, 1994 and 1993 (dates of actuarial valuations) is as follows:

                                          1994                  1993
                              -----------------------  ------------------------
                              Overfunded  Underfunded  Overfunded   Underfunded
                              ----------  -----------  ----------   -----------
Plan assets at fair value      $26,227        $  643     $24,327       $ 660
                               -------        ------     -------      ------
Actuarial present value
of benefit obligations:
   Vested                       18,434         1,715      19,139       1,718

   Non-vested                       67           185         390         249
                               -------        ------      ------      ------
Accumulated benefit
 obligation                     18,501         1,900      19,529       1,967

Effect of increase in
 compensation                    7,999           818       7,288         875
                               -------        ------      ------      ------
Projected benefit
 obligation                     26,500         2,718      26,817       2,842
                               -------        ------      ------      ------
Projected benefit
 obligation in excess of
 plan assets                      (273)       (2,075)     (2,490)     (2,182)

Unrecognized net (gain)
 loss                               (7)           89       2,612         486

Unrecognized transition
 asset                          (1,668)          (19)     (1,890)        (22)

Unrecognized prior
 service cost                      754         1,102         857       1,218

Minimum liability
 adjustment                         -           (355)         -           -
                                ------       -------      ------      ------
Pension liability              $(1,194)      $(1,258)     $ (911)     $ (500)
                                ======       =======      ======      ======

               (In thousands except share and per share amounts)
                                    -------

7.    Employee Benefit Plans: (continued):


Pension costs are determined using the assumptions as of the beginning of the year. The funded status is determined using the assumptions as of the end of the year andis deemed overfunded or underfunded based on a comparison of the plan assets atfair value with the accumulated benefit obligation. Plan assets consist principally ofcommon stock and U.S. Government and corporate obligations.

Significant assumptions at year-end include:

                                  1994           1993        1992
                                  ----           ----        ----
Discount rate                     8.00%          7.00%       7.75%
Rate of increase in
  compensation levels             6.00%          6.00%       6.00%
Expected long-term rate of
  return on plan assets           7.50%          7.50%       7.50%

       Supplemental Executive Benefits Plan:

The Company has instituted a nonqualified, Supplemental Executive Benefits (retirement) Plan covering all officers. Expenses of $394, $331 and $325 in fiscal years 1994, 1993 and 1992, respectively, relating to this plan were actuarially determined and are included in the pension costs described above. In 1994 the Company added an elective salary deferral feature to this plan. Contributions to this portion of the plan will begin in fiscal 1995.

       Employee Savings Plan:

The Company has a defined contribution 401(k) plan available to a majority of its employees in the United States. For participating employees, the Company matches 25 cents for each dollar contributed up to a maximum of 6% of pre-tax compensation, subject to limitations of the plan and the Internal Revenue Code. Contributions to the 401(k) plan by the Company were $407, $379 and $300 for fiscal years 1994, 1993 and 1992, respectively.



8.    Stock Option, Stock Grant and Long-Term Incentive Compensation Plans:

In 1993 the Company adopted the 1993 Stock Option and Stock Grant Plan which replaced the expired 1983 Stock Option and Stock Grant Plan. The 1993 plan authorizes the issuance of up to 1,750,000 common shares, of which up to 525,000 may be issued in the form of stock grants. The terms of the 1993 plan are essentially similar to the terms of the 1983 plan described below.

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

Stock grants under the 1983 plan are subject to a vesting period or periods of between one and five years from the date of grant. Common shares are not actually issued to a grantee until such shares have vested under the plan. The plan also provides for the payment of an annual cash bonus to recipients of stock grants in an amount equal to the cash dividends which would have been received had the shares not yet vested under the grant been actually held by the recipients.

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

              (In thousands except share and per share amounts)
                                    -------


8. Stock Option, Stock Grant and Long-Term Incentive Compensation Plans (continued):

A summary of options under the Company's stock option plans is as follows:


                                 1993 Plan      1983 Plan         1978 Plan
                                 ---------      ---------         ---------
                                  1994       1994     1993      1994    1993
                                 -------   --------  -------   -----   ------
Outstanding, beginning of
 year                              -       779,004   756,486   2,638   3,493
Options granted                 388,100        -     148,200     -      -

Options exercised (at an
 average  price per share
 of $12.49, $10.47 and $7.77,
 respectively)                     -       (31,501) (102,282)    -      (855)
Options expired                    -            -         -      -       -
Options terminated              (24,700)   (17,500)  (23,400)    -       -
                                -------    -------   -------   -----   -----
Outstanding, end of year        363,400    730,003   779,004   2,638   2,638
                                =======    =======   =======   =====   =====
Average option price per share   $15.79     $13.44    $13.43  $10.58  $10.58

Outstanding exercisable
 options, end of year               -      596,803   506,754   2,638   2,638

Shares reserved for future
  stock options and grants    1,386,600         -         -       -       -


In 1992 there were 17,022 options exercised at an average price of $7.77 under the 1983 plan.

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

As of the end of fiscal 1994, an aggregate of 66,008 shares had been earned under this plan (17,042, 13,394 and 4,300 shares in fiscal years 1994, 1993 and 1992, respectively, and 31,272 shares in all previous years), and an aggregate of 51,185 shares were subject to outstanding unvested grants. There is no stated limitation on the aggregate amount of cash payable under this plan, but the maximum amount (in cash and/or shares) which may be paid to a participant under all long-term incentive awards under the plan with respect to the same performance period may not exceed 125% of the participant's base salary in effect at the time the award initially was made. The charges to administrative and general expenses relating to this plan were $532, $563 and $88 in fiscal years 1994, 1993 and 1992, respectively.



9.     Shareholders' Rights Plan:

In 1990 the Company adopted a Shareholders' Rights Agreement and declared a dividend of one right (a "Right") for each outstanding share of the Company's common shares held of record as of the close of business on August 22, 1990. The Rights initially are deemed to be attached to the common shares and detach and become exercisable only if (with certain exceptions and limitations) a person or group attempts to obtain beneficial ownership of 15% or more of the Company's common shares or is determined to be an "adverse person" by the Board of Directors of the Company. Each Right, if and when it becomes exercisable, initially will entitle holders of the Rights to purchase one one-thousandth of a share of Junior Participating Preferred Shares (Series A, of which 50,000 shares currently are authorized for issuance) for $60, subject to adjustment. The Rights will convert into the right to purchase common shares or other securities or property of the Company or an acquiring company in certain other potential or actual takeover situations. The Rights are redeemable by the Company at $.01 per Right in certain circumstances and expire, unless earlier exercised or redeemed, on December 31, 2000.

               (In thousands except share and per share amounts)
                                    -------

10.    Commitments and Contingencies:

       Leases:

The capitalized lease obligation (see Note 5) represents the amount payable under a lease which is, in substance, an installment purchase. Property, plant and equipment includes the following assets under a capital lease:

                                         1994          1993
                                       -------       -------
      Land                             $   314       $   314
      Buildings                          2,632         2,632
      Machinery and equipment            1,009         1,009
      Accumulated depreciation          (2,746)       (2,639)
                                       -------       -------
                                        $1,209        $1,316
                                        ======        =======
The Company has the option to purchase the above assets at any time during the term of thelease for amounts sufficient to redeem and retire the underlying lessor debt obligation.The capitalized lease obligation has one principal payment at maturity on June 15, 2004.

The minimum rental commitments under all noncancellable leases as of November 27, 1994 are as follows:

                          Fiscal               Operating
                          Period                Leases
                          ------              ----------
                          1995                $ 3,976
                          1996                  2,867
                          1997                  2,264
                          1998                  2,120
                          1999                  2,123
                          Thereafter            7,128
                                              -------
                          Minimum lease
                           payments           $20,478
                                              =======

Rent expense, including related real estate taxes charged to operations, amounted to $3,912, $4,217 and $4,076 for fiscal years 1994, 1993 and 1992, respectively.

      Contingencies:

The Company has employment/severance (change in control) agreements with its officers under which severance payments and benefits would become payable in the event of specified terminations of employment following a change in control (as defined) of the Company. The Company also has a termination policy applicable to other employees which provides severance payments and benefits in the event of certain terminations of employment. In the event of a change in control of the Company and subsequent termination of all employees, the maximum contingent severance liability would have been approximately $16.1 million at November 27, 1994.

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

The Company is also involved on a continuing basis in monitoring its compliance with environmental laws and in making capital and operating improvements necessary to comply with existing and anticipated environmental requirements. Despite its efforts, the Company has been cited for occasional violations or alleged violations of environmental laws or permits and on several occasions has been named as a potentially responsible party for the remediation of sites. Expenses incurred by the Company to date relating to violations of and compliance with environmental laws and permits and site remediation have not been material. While it is impossible to predict with certainty, management currently does not foresee such expense in the future as having a material effect on the Company's business, results of operations or financial condition. There are other contingent liabilities with respect to product warranties, legal proceedings and other matters occurring in the normal course of business. In the opinion of management, all such matters are adequately covered by insurance or by accruals, and if not so covered, are without merit or are of such kind, or involve such amounts, as would not have significant effect on the financial condition or results of operations of the Company, if disposed of unfavorably.

              (In thousands except share and per share amounts)
                                    -------
11.   Common Stock:

In April 1994 the shareholders approved an increase in the number of authorized shares of common stock from 20,000,000 to 40,000,000.

12.   Research and Development:

Research and development expenses were approximately $1,606, $1,657 and $1,519 in fiscal years 1994, 1993 and 1992, respectively.

13.   Cash Flow Information:

Cash payments for interest and income taxes (net of refunds) were as follows:

                             1994              1993           1992
                             ----              ----           ----
Interest paid             $   408            $   580        $   863
Income taxes                9,481              8,761          5,987



14.   Quarterly Financial Data (unaudited):

Results of operations for each of the quarters during fiscal years 1994 and 1993 are as follows:

                                                   1994
                                                   ----
                              First     Second     Third    Fourth     Total
                             ------    -------    -------   ------   --------
Net sales                    $64,550   $69,023    $75,765   $78,865  $288,203
Gross profit                  25,155    27,866     29,350    30,905   113,276
Net income                     3,798*    4,088      4,391     5,715    17,992*
Net income per share             .24*      .25        .27       .36      1.12*

*Includes the cumulative effect of a change in accounting for income taxes (adoption of SFAS No. 109) which increased net income by $795, or $.05 per share.

                                                    1993
                                                    ----
                              First    Second      Third     Fourth    Total
                             ------    -------    -------    ------   --------
Net sales                    $57,117   $60,825    $65,021   $73,187  $256,150
Gross profit                  22,465    24,701     25,702    29,929   102,797
Net income                     2,533     3,544      3,856     4,995    14,928
Net income per share             .16       .22        .24       .31       .93


15.    Industry Segment Information:

The Company operates in two industry segments, Office Products and Art/Craft Products. Total export sales aggregated $21,235 in fiscal 1994, $21,580 in fiscal 1993 and $20,919 in fiscal 1992, of which $11,844, $11,619 and $10,981 in fiscal years 1994, 1993 and 1992, respectively, were made in Canada.

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

              (In thousands except share and per share amounts)
                                    -------


15.   Industry Segment Information (continued):

                            Office     Art/Craft    Corp.
Fiscal Year 1994           Products    Products    Assets      Consolidated
- ----------------           --------   --------    -------      ------------
Net sales                  $160,307   $127,896                   $288,203
                           ========    =======                   ========

Operating profit          $  12,172   $ 21,211                   $ 33,383
                           ========    =======

General corporate                                                  (6,017)
Interest expense                                                      (85)
Interest income                                                       342
Other expense, net                                                   (542)
                                                                 --------
Income before income
  taxes                                                          $ 27,081
                                                                 ========
Identifiable assets       $  80,218   $ 70,362   $ 22,805        $173,385
                           ========    =======   ========        ========

Capital additions         $   5,923    $ 3,109   $    273        $  9,305
                           ========    =======   ========        ========

Depreciation and
  amortization            $   4,123    $ 3,286   $    630        $  8,039
                           ========    =======   ========        ========


                            Office    Art/Craft     Corp.
Fiscal Year 1993           Products   Products      Assets     Consolidated
- ----------------          ---------   ---------    --------    ------------
Net sales                  $142,462   $113,688                   $256,150
                           ========    =======                   ========

Operating profit           $ 11,411   $ 18,832                   $ 30,243
                           ========    =======

General corporate                                                  (5,682)
Interest expense                                                     (242)
Interest income                                                       190
Other expense, net                                                   (471)
                                                                 --------
Income before income
    taxes                                                        $ 24,038
                                                                 ========
Identifiable assets       $ 74,098    $ 67,619   $ 14,600        $156,317
                          ========     =======   ========        ========

Capital additions         $  5,559    $  4,082   $    698        $ 10,339
                          ========     =======   ========        ========

Depreciation and
  amortization            $  3,898     $ 3,234   $    532        $  7,664
                          ========     =======   ========        ========

                            Office    Art/Craft     Corp.
Fiscal Year 1992           Products   Products      Assets     Consolidated
- ----------------          ---------   ---------    --------    ------------
Net sales                 $126,101    $108,828                   $234,929
                          ========     =======                   ========

Operating profit          $  8,541    $ 18,516                   $ 27,057
                          ========     =======

General corporate                                                  (4,163)
Interest expense                                                   (1,073)
Interest income                                                       422
Other expense, net                                                   (634)
                                                                 --------
Income before income
  taxes                                                          $ 21,609
                                                                 ========
Identifiable assets       $ 69,894     $64,715   $  9,561        $144,170
                          ========     =======   ========        ========

Capital additions         $  3,666     $ 1,813   $    523        $  6,002
                          ========     =======   ========        ========

Depreciation and
  amortization            $  3,552     $ 3,521   $    485        $  7,558
                          ========     =======   ========        ========

              (In thousands except share and per share amounts)
                                   -------


15.    Industry Segment Information (continued):

The Company's operations by geographical areas for fiscal years 1994, 1993 and 1992 are presented below. Intercompany sales to affiliates represent products which are transferred between geographic areas on a basis intended to reflect as nearly as possible the market value of the products.

                                                    Adjustments
                                                       and
Fiscal Year 1994  North America  Europe  Corporate  Eliminations  Consolidated
- ---------------   -------------  ------  ---------  ------------  ------------
Net sales:

Customers           $268,710    $19,493                  -         $288,203
Intercompany           5,060      2,154               $(7,214)         -
                    --------    -------               -------      --------
Total               $273,770    $21,647               $(7,214)     $288,203
                    ========    =======               =======      ========
Operating profit    $ 32,648    $   735                  -         $ 33,383
                    ========    =======               =======      ========

Identifiable
 assets             $131,310    $19,270     $22,805      -         $173,385
                    ========    =======     =======   =======      ========


                                                    Adjustments
                                                       and
Fiscal Year 1993  North America  Europe  Corporate  Eliminations  Consolidated
- ---------------   -------------  ------  ---------  ------------  ------------

Net sales:

Customers           $241,059    $15,091                  -         $256,150
Intercompany           2,941      1,640               $(4,581)          -
                    --------    -------               -------      --------
Total               $244,000    $16,731               $(4,581)     $256,150
                    ========    =======               =======      ========

Operating profit    $ 30,203    $    40                  -         $ 30,243
                    ========    =======               =======      ========

Identifiable
 assets             $124,841    $16,876     $14,600      -         $156,317
                    ========    =======     =======   =======      ========


                                                    Adjustments
                                                       and
Fiscal Year 1992  North America  Europe  Corporate  Eliminations  Consolidated
- ---------------   -------------  ------  ---------  ------------  ------------

Net sales:

Customers           $218,111    $16,818                  -         $234,929
Intercompany           2,241      1,230               $(3,471)        -
                    --------    -------               -------      --------

Total               $220,352    $18,048               $(3,471)     $234,929
                    ========    =======               =======      ========

Operating profit
  (loss)            $ 27,614    $  (557)                 -         $ 27,057
                    ========    =======               =======      ========

Identifiable
 assets             $117,066    $17,543    $  9,561      -         $144,170
                    ========    =======    ========   =======      ========


16.   Financial Instruments:

      Off-Balance Sheet Risk:

The Company had no forward exchange contracts outstanding as of November 27, 1994. As of November 28, 1993, the Company had $992 in forward exchange contracts outstanding to hedge accounts receivable denominated in Canadian dollars. The forward exchange contracts generally have maturities which do not exceed six months and require the Company to exchange Canadian dollars for U.S. dollars at maturity at rates agreed to at the inception of the contracts.

              (In thousands except share and per share amounts)
                                   -------

16.    Financial Instruments (continued):

Letters of credit are issued by the Company during the ordinary course of businessthrough major domestic banks as required by certain vendor contracts. As ofNovember 27, 1994 and November 28, 1993, the Company had outstanding lettersof credit for $216 and $511, respectively.

     Concentrations of Credit Risk:

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade receivables. The Company places its temporary cash investments ($11.7 million and $7.3 million at November 27, 1994 and November 28, 1993, respectively) with quality financial institutions and, by policy, limits the amount of credit exposure to any one financial institution. The Company provides credit, in the normal course of business, to a large number of distributors and retailers and generally does not require collateral or other security to support customer receivables. Management believes that concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base, and their dispersion across many different industries and geographies with no single customer accounting for over 10% of net sales; however, the Company's ten largest customers account for approximately 32% and 26% of accounts receivable at November 27, 1994 and November 28, 1993, respectively. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses.

    Fair Value:

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and cash equivalents -
The carrying amount approximates fair value because of the short maturity of these instruments.

Debt (excluding capital lease obligation) -
The fair value of the Company's debt is estimated based on the current rates offered to the Company for debt of the same remaining maturities.

Forward exchange contracts -
The fair value of forward exchange contracts (used for hedging purposes) approximates fair value because of the short maturity of these instruments.

              (In thousands except share and per share amounts)
                                 -------

16.    Financial Instruments (continued):

The estimated fair values of the Company's financial instruments at November 27, 1994 and November 28, 1993 are as follows:

                                   1994                   1993
                            ------------------      -----------------
                             Carrying   Fair        Carrying    Fair
                             Amount     Value        Amount    Value
                            --------   -------      --------  -------
   Cash and cash
     equivalents            $13,807   $13,807       $10,778   $10,778

   Debt (excluding
     capital lease
     obligation)              2,561     2,523         4,161     4,324

   Forward
     exchange contracts         -         -             992       992



     Debt and Equity Securities:

SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," requires changes in accounting and reporting for certain investments in debt and equity securities. SFAS No. 115 is effective for fiscal years beginning after December 15, 1993. Accordingly, the Company will adopt SFAS No. 115 when required. Management does not believe SFAS No. 115 will have a material effect on its results of operations or financial condition or that additional disclosures will be necessary.

                 SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS
                    for the fiscal years 1994, 1993 and 1992
                                 (in thousands)



           Column A                               Column B              Column C            Column D      Column E
           --------                               --------              --------            --------      --------
                                                                       Additions
                                                                       ---------
                                                 Balance at    Charged to    Charged to                  Balance at
                                                 Beginning     Costs and       Other                       End of
        Classification                           Of Period      Expenses      Accounts      Deductions     Period
        --------------                           ----------    ----------   -----------     ----------   ------------
  1994:
  ----
       Allowance for doubtful accounts             $2,643         $  921         $ -           $1,054(A)      $2,510
                                                   ======         ======         ====          ======         ======

       Reserve for customer returns and
         deductions (B)                            $  702         $1,539         $ -           $  974(C)      $1,267
                                                   ======         ======         ====          ======         ======


       Reserve for inventory obsolescence          $2,236         $2,083         $ -           $  789(D)      $3,530
                                                   ======         ======         ====          ======         ======


  1993:

       Allowance for doubtful accounts             $2,587         $1,022         $  3          $  969(A)      $2,643
                                                   ======         ======         ====          ======         ======

       Reserve for inventory obsolescence          $1,655         $1,598         $ -           $1,017(D)      $2,236
                                                   ======         ======         ====          ======         ======

  1992:

       Allowance for doubtful accounts             $2,314         $1,182         $ -           $  909(A)      $2,587
                                                   ======         ======         ====          ======         ======


       Reserve for inventory obsolescence          $1,788         $  766         $ -           $  899(D)      $1,655
                                                   ======         ======         ====          ======         ======




  (A)  Doubtful accounts written off, net of collection expenses.
  (B)  These reserves were not significant in years prior to 1994.
  (C)  Credits issued to customers.
  (D) Primarily a result of disposals of obsolete inventory in the normal course of business.


                         SIGNATURES

          Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              HUNT MANUFACTURING CO.

Dated:  February 16, 1995     By:/s/ Ronald J. Naples
                                 --------------------
                              Ronald J. Naples
                              Chairman of the Board
                              and Chief Executive Officer



          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the registrant and in the capacities and on the dates indicated:



/s/ Ronald J. Naples                    February 16, 1995
- --------------------
Ronald J. Naples
Chairman of the Board and
Chief Executive Officer



/s/ William E. Chandler                 February 16, 1995
- -----------------------
William E. Chandler
Senior Vice President,
Finance (Principal Financial and
Accounting Officer)



/s/ Vincent G. Bell, Jr.                February 16, 1995
- ------------------------
Vincent G. Bell, Jr.
Director



/s/ Jack Farber                         February 16, 1995
- ---------------
Jack Farber
Director



/s/ Robert B. Fritsch                   February 16, 1995
- ---------------------
Robert B. Fritsch
Director

/s/ William F. Hamilton, Ph.D.          February 16, 1995
- ------------------------------
William F. Hamilton, Ph.D.
Director



                                        February   , 1995
- ------------------------
Mary R. (Nina) Henderson
Director



/s/ Gordon A. MacInnes, Jr.             February 16, 1995
- ---------------------------
Gordon A. MacInnes, Jr.
Director



/s/ Wilson D. McElhinny                 February 16, 1995
- -----------------------
Wilson D. McElhinny
Director



/s/ Robert H. Rock                      February 16, 1995
- ------------------
Robert H. Rock
Director



                                        February   , 1995
- ---------------
Roderic H. Ross
Director




/s/ Victoria B. Vallely                 February 16, 1995
- -----------------------
Victoria B. Vallely
Director

                       EXHIBIT INDEX

         (Exhibits being filed with this Form 10-K)

          (10) Material contracts:

                    (a) Lease Agreement dated June 1, 1979 and First Supplemental Lease Agreement dated as of July 31, 1994 between the Iredell County Industrial Facilities and Pollution Control Financing Authority and the Company

                    (e)  1988 Long-Term Incentive Compensation Plan of the
                         Company

                    (g) Loan and Security Agreement dated January 31, 1984, as amended, between the Company and Ronald J. Naples

                    (h) Loan and Security Agreement dated April 20, 1988 between the Company and Robert B. Fritsch

                    (i) (1) Form of Change in Control Agreement between the Company and various officers of the Company (filed herewith) and (2) list of executive officers who are parties

          (11)      Statement re:  computation of per share earnings

          (23) Consent of Coopers & Lybrand to L.L.P. incorporation by reference, in Registration Statement No.s 33-70660, 33-25947, 33-6359, 2-83144, 33-57105 and 33-57103 on
                    Form S-8, of their report on the consolidated financial statements and schedules included in this report

          (27)      Financial Data Schedule