Form 10-Q
period 1995-02-26
HUNT MANUFACTURING CO
filed 1995-04-07
CIK 49146

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 26, 1995

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 1-8044

                             HUNT MANUFACTURING CO.
             (Exact name of registrant as specified in its charter)

            Pennsylvania                                       21-0481254
   (State or other jurisdiction of                          (I.R.S. Employer
    incorporation or organization)                         Identification No.)

   One Commerce Square 2005 Market Street, Philadelphia, PA        19103
         (Address of principal executive offices)                (Zip Code)

         Registrant's telephone no., including area code (215) 656-0300

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

As of April 3, 1995 there were outstanding 15,965,222 shares of the registrant's common stock.

                             HUNT MANUFACTURING CO.

                                     INDEX
                                                                         Page
                                                                         ----

PART I -  FINANCIAL INFORMATION
          ---------------------
Item 1 -  Financial Statements
          --------------------

          Condensed Consolidated Balance Sheets as of
          February 26, 1995 and November 27, 1994                          3

          Condensed Consolidated Statements of Income -
          Three Months ended February 26, 1995 and
          February 27, 1994                                                4

          Condensed Consolidated Statements of Cash Flows -
          Three Months Ended February 26, 1995 and
          February 27, 1994                                                5

          Notes to Condensed Consolidated Financial
          Statements                                                       6

Item 2 -  Management's Discussion and Analysis of
          ---------------------------------------
          Financial Condition and Results of Operations                  7-9
          ---------------------------------------------

PART II - OTHER INFORMATION
          -----------------
Item 5 -  Other Information                                               10
          -----------------

Item 6 - Exhibits and Reports on Form 8-K                                 11
         --------------------------------

         Signatures                                                       12
         ----------
         Exhibit Index                                                    13
         -------------
         Exhibit 11 - Computation of Per Share Earnings                   14
         ----------------------------------------------

         Exhibit 27 - Financial Data Schedule                             15
         ------------------------------------

                      Part I - FINANCIAL  INFORMATION

Item 1.  Financial Statements

                             Hunt Manufacturing Co.
                     Condensed Consolidated Balance Sheets
                                  (Unaudited)
               (In thousands except share and per share amounts)


                                                                                                     February 26,      November 27,
                                           ASSETS                                                        1995              1994
                                                                                                     ------------       -----------
Current assets:
     Cash and cash equivalents .................................................................        $   7,186         $  13,807
     Accounts receivable, less allowance for doubtful
       accounts: 1995, $2,866; 1994, $2,510 ....................................................           41,582            41,390
     Inventories:
         Raw materials .........................................................................           11,786            10,501
         Work in process .......................................................................            6,409             5,807
         Finished goods ........................................................................           18,620            17,242
                                                                                                        ---------         ---------
           Total inventories ...................................................................           36,815            33,550

     Deferred income taxes .....................................................................            5,577             5,051
     Prepaid expenses and other current asse ...................................................            1,614             1,520
                                                                                                        ---------         ---------
           Total current assets ................................................................           92,774            95,318

Property,  plant and  equipment,  at cost,  less  accumulated  depreciation  and amortization:
  1995, $47,660; 1994, $46,163 .................................................................           50,089            49,729
Intangible assets, net .........................................................................           25,568            25,982
Other assets ...................................................................................            2,784             2,356
                                                                                                        ---------         ---------
                 Total assets ..................................................................        $ 171,215         $ 173,385
                                                                                                        =========         =========
            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt .........................................................        $     768         $   1,003
     Accounts payable ..........................................................................            9,213             9,782
     Accrued expenses:
       Salaries, wages and commissions .........................................................            3,448             5,742
       Income taxes ............................................................................            4,644             4,464
       Insurance ...............................................................................            2,313             2,430
       Compensated absences ....................................................................            1,699             1,741
       Other ...................................................................................            5,230             5,553
                                                                                                        ---------         ---------
           Total current liabilities ...........................................................           27,315            30,715

Long-term debt, less current portion ...........................................................            3,559             3,559
Deferred income taxes ..........................................................................            5,039             4,331
Other non-current liabilities ..................................................................            4,686             5,546
                                                                                                        ---------         ---------
                 Total liabilities .............................................................           40,599            44,151
                                                                                                        ---------         ---------
Stockholders' equity:
     Preferred stock,  $.10 par value,  authorized  1,000,000
       shares (including 50,000 shares of Series A Junior
       Participating Preferred); none issued ...................................................               --                --
     Common stock, $.10 par value, 40,000,000 shares
       authorized; issued:  1995 -16,152,322 shares;
       1994 - 16,130,068 shares ................................................................            1,615             1,613
     Capital in excess of par value ............................................................            6,426             6,217
     Cumulative translation adjustment .........................................................             (313)             (639)
     Retained earnings .........................................................................          124,034           122,518
                                                                                                        ---------         ---------
                                                                                                          131,762           129,709
Less cost of treasury stock:
1995 - 98,900  shares; 1994 - 29,945 shares ....................................................           (1,146)             (475)
                                                                                                        ---------         ---------
                 Total stockholders' equity ....................................................          130,616           129,234
                                                                                                        ---------         ---------
                    Total liabilities and Stockholders' Equity .................................        $ 171,215         $ 173,385
                                                                                                        =========         =========

     See accompanying notes to condensed consolidated financial statements.

                             Hunt Manufacturing Co.
                  Condensed Consolidated Statements of Income
                                  (Unaudited)
                    (In thousands except per share amounts)



                                                                                      Three months ended
                                                                                  --------------------------
                                                                                 February 26,      February 27,
                                                                                    1995              1994
                                                                                 ------------      ------------

Net sales .................................................................        $ 70,530          $ 64,550

Cost of sales .............................................................          44,888            39,395
                                                                                   --------          --------

   Gross profit ...........................................................          25,642            25,155


Selling and shipping expenses .............................................          13,905            13,362

Administrative and general
 expenses .................................................................           6,513             6,867
                                                                                   --------          --------

  Income from operations ..................................................           5,224             4,926


Interest expense ..........................................................              28                71

Other expense (income), net ...............................................             (75)               50
                                                                                   --------          --------
   Income before income taxes and cumulative
      effect of accounting change .........................................           5,271             4,805

Provision for income taxes ................................................           1,924             1,802
                                                                                   --------          --------
   Income before cumulative effect of
      accounting change ...................................................           3,347             3,003

   Cumulative effect of change in
      accounting for income taxes .........................................            --                 795
                                                                                   --------          --------
   Net income .............................................................        $  3,347          $  3,798
                                                                                   ========          ========
Average shares of common
   stock outstanding ......................................................          16,118            16,114
                                                                                   ========          ========
Earnings per common share:
   Income before cumulative effect of
      accounting change ...................................................        $   0.21          $   0.19

   Cumulative effect of change in
       accounting for income taxe .........................................            --                0.05
                                                                                   --------          --------
Net income per share ......................................................        $   0.21          $   0.24
                                                                                   ========          ========
Dividends per common share ................................................        $  0.095          $  0.090
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

                    Hunt Manufacturing Co. and Subsidiaries
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)
                                 (In thousands)

                                                                                                           Three Months Ended
                                                                                                    ------------------------------
                                                                                                    February 26,       February 27,
                                                                                                        1995               1994
                                                                                                    -------------      -----------
Cash flows from operating activities:
Net income .............................................................................            $   3,347             $   3,798
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization .....................................................                2,250                 2,215
     Cumulative effect of change in accounting
        for income taxes ...............................................................                 --                    (795)
     Deferred income taxes .............................................................                  184                   --
     Loss on disposal of property, plant and equipment .................................                   26                    49
     Payments relating to relocation and consolidation of
         operations ....................................................................                  (18)                  (63)
     Issuance of stock under management incentive bonus
         and stock grant plans .........................................................                  152                   184
     Changes in operating assets and liabilities .......................................               (7,811)               (4,425)
                                                                                                    ---------             ---------
          Net cash provided by (used for) operating activities .........................               (1,870)                  963
                                                                                                    ---------             ---------

Cash flows from investing activities:
   Additions to property, plant and equipment ..........................................               (2,002)               (2,025)
   Other, net ..........................................................................                 --                     (22)
                                                                                                    ---------             ---------
          Net cash used for investing activities .......................................               (2,002)               (2,047)
                                                                                                    ---------             ---------
Cash flows from financing activities:
   Payments on long-term debt, including current maturities ............................                 (234)                 (235)
   Purchases of treasury stock .........................................................               (1,189)                 --
   Proceeds from exercise of stock options .............................................                  274                    93
   Dividends paid ......................................................................               (1,530)               (1,450)
   Other, net ..........................................................................                  (46)                  (68)
                                                                                                    ---------             ---------
          Net cash used for financing activities .......................................               (2,725)               (1,660)
                                                                                                    ---------             ---------
Effect of exchange rate changes on cash ................................................                  (24)                 --
                                                                                                    ---------             ---------

Net decrease in cash and cash equivalents ..............................................               (6,621)               (2,744)

Cash and cash equivalents, beginning of period .........................................               13,807                10,778
                                                                                                    ---------             ---------
Cash and cash equivalents, end of period ...............................................            $   7,186             $   8,034
                                                                                                    =========             =========


Supplemental disclosures of cash flow information:
   Interest paid .......................................................................            $      94             $      82
   Income taxes paid ...................................................................                1,579                   843



     See accompanying notes to condensed consolidated financial statements.

                             Hunt Manufacturing Co.
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)


1. The accompanying condensed consolidated financial statements and related notes are unaudited; however, in management's opinion all adjustments (consisting primarily of normal recurring accruals) necessary for a fair presentation of the financial position at February 26, 1995 and the results of operations and cash flows for the periods shown have been made. Such statements are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by generally accepted accounting principles or those normally made in the Form 10-K.

2. The earnings per share are calculated based on the weighted average number of common shares outstanding. Shares issuable under outstanding stock option, stock grant and long-term incentive compensation plans are common stock equivalents, but are not used in computing earnings per share because the dilutive effect would be less than 3%.

3. Effective November 29, 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109 "Accounting for Income Taxes." The adoption of SFAS No. 109 changed the Company's method of accounting for income taxes from the deferred method under Accounting Principles Board Opinion No. 11 to an asset and liability approach. The effect of adopting SFAS No. 109 was recognized immediately as the effect of a change in accounting principle and increased net income in the first quarter of fiscal 1994 by $795,000 or $.05 per share. The increase in net income results primarily from adjusting deferred tax balances to current tax rates.

Item 2. Management's Discussions and Analysis of Financial Condition and Results of Operations

Financial Condition

In the first quarter of fiscal 1995, the Company's working capital position showed improvement compared to the Company's 1994 fiscal year end, increasing to $65.5 million at February 26, 1995 from $64.6 million at November 27, 1994. The Company also continued to reduce its percentage of debt to equity (down to 3.3% from 3.5%) and increase its current ratio (up to 3.4 from 3.1) at those respective dates. Cash flows of $1.9 million were used for operating activities in the first quarter of fiscal 1995 due primarily to a reduction of current liabilities combined with an increase in inventories, discussed below. Available cash balances were used to fund additions to property, plant and equipment of $2.0 million, pay cash dividends of $1.5 million and to purchase approximately 86,000 shares of the Company's common stock for $1.2 million for use in the Company's various compensation plans.

At the end of the first quarter of fiscal 1995, current assets decreased to $92.8 million from $95.3 million at the end of fiscal 1994 largely as a result of a $6.6 million decrease in cash attributable, in part, to the uses of cash mentioned in the discussion of cash flows above. Inventories grew from $33.6 million at November 27, 1994 to $36.8 million at February 26, 1995, primarily as a result of lower than anticipated sales of certain office products, such as mechanical and electromechanical products, but also due to higher inventories needed to service increases in sales of presentation graphics products and office furniture. In addition, there was an increase in some raw material purchases in advance of future supplier price increases.

Current liabilities of $27.3 million at the end of the first quarter of fiscal 1995 decreased from $30.7 million at the end of fiscal 1994. This was largely attributable to a decrease in accrued salaries, wages and commissions from $5.7 million at fiscal year end 1994 to $3.4 million at the end of the first fiscal quarter of 1995 largely as a result of the payment of incentive compensation in the first quarter of fiscal 1995 which had been accrued at the end of fiscal 1994.

There were no borrowings under the Company's line-of-credit agreements of $45 million at February 26, 1995. Management expects that cash generated from operations, other available cash, and credit agreements will be sufficient to meet the Company's currently anticipated working capital and other investing and financing needs.

Results of Operations

Net Sales

Record first quarter net sales of $70.5 million for fiscal 1995 grew 9.3% from $64.6 million in the first quarter of fiscal 1994. This increase was primarily driven by higher unit volume as prices remained essentially unchanged.

The increase in sales resulted from a 13.3% increase in sales of art/craft products, which grew to $30.8 million from first quarter of fiscal 1994 sales of $27.2 million, and a 6.4% increase in sales of office products, which grew to $39.8 million compared to the first quarter of fiscal 1994 sales of $37.4 million.

The growth in sales of presentation graphics products had the most impact on the increase in art/craft sales for the first quarter of fiscal 1995. Sales of these products increased 20.9% from the first quarter of fiscal 1994 largely due to higher sales in Europe, growth in the digital imaging market and increases in sales of certain mounting and laminating products. Sales of hobby/craft products increased 13.9% in the first quarter aided by some new craft products but were offset by an 8.1% decrease in sales of art supplies resulting chiefly from lower sales of the Company's X-Acto(R) brand products.

First quarter fiscal 1995 export sales of art/craft products were down 2.7% compared to the first quarter of fiscal 1994 largely as a result of the currency exchange effect of a weaker Canadian dollar. Excluding this effect, export sales of these products for the first quarter were flat. Foreign sales of art/craft products (predominantly presentation graphics in Europe) increased 36.1% in the first quarter of fiscal 1995 compared to the same period of fiscal 1994. Some of this increase is a result of the exchange effect of a stronger British pound.

Office products sales increases in the first quarter of fiscal 1995 were attributable to significant increases in sales of office furniture (up 25.4%) and desktop accessories and supplies (up 16.6%) compared to the first quarter of fiscal 1994. These increases were partially offset by a decrease in sales of mechanical and electromechanical products (down 9%). The increase in furniture sales was primarily a result of higher sales of Bevis(R) brand furniture, particularly computer-related furniture, folding tables and bookcases. A full quarter of sales of Schwan-STABILO(R) highlighter markers in fiscal 1995, compared to a partial quarter of sales in fiscal 1994, was the primarily cause of the increase in sales of desktop accessories and supplies. (Sales resulting from the Company's acquisition of distribution rights to these products started in February 1994.) The decrease in sales of mechanical and electromechanical products in the first quarter of fiscal 1995 versus the first quarter of fiscal 1994 was a result of several factors, the most significant of which was the timing of orders and promotional activities from retail customers such as office products superstores. Export sales of office products grew by 4.9% in the first quarter of fiscal 1995 primarily as a result of higher sales in Canada. Some of the effect of this increase was offset by the negative currency exchange impact of a weaker Canadian dollar.

Gross Profit

The Company's gross profit margin decreased to 36.4% of net sales in the first quarter of fiscal 1995 from 39.0% in the first quarter of fiscal 1994. This decrease was the result of the convergence of several factors: sales mix, particularly higher sales of lower margin products such as certain office furniture and presentation graphics products, higher raw material costs and flat selling prices. Higher costs for commodities such as wood, paper, styrene plastic and packaging materials have had the greatest impact on raw material cost increases. Management expects these raw material price increases to continue in 1995, but also anticipates some flexibility in the Company's ability to raise its own selling prices later in the fiscal year as most of the Company's competitors face the same cost increases.

Selling, Shipping, Administrative and General Expenses

Selling and shipping expenses decreased to 19.7% of net sales for the first quarter of fiscal 1995 from 20.7% in the first quarter of fiscal 1994 largely due to the implementation of process improvements which have resulted in both lower commissions and transportation costs.

First quarter of fiscal 1995 administrative and general expenses were down 5.2% compared to the first quarter of fiscal 1994 as a result of lower management incentive compensation expenses, lower fringe benefits and a reduction in consulting fees.

Interest Expense

Interest expense decreased to $28,000 for the first quarter of fiscal 1995 from $71,000 for the first quarter of fiscal 1994 due to reductions in long-term debt.

Provision for Income Taxes

The effective tax rate of the Company decreased to 36.5% for the first quarter of fiscal 1995 from the 37.5% rate incurred in the first quarter of fiscal 1994. This decrease was largely a result of lower state and local effective tax rates and profitability improvements by the European operations, which could be offset through the use of net operating loss carryforwards.

Accounting Change

In the first fiscal quarter of 1994, the Company adopted the provisions of SFAS No. 109, "Accounting for Income Taxes," the cumulative effect of which increased net income by $.8 million, or $.05 per share in that period.

Item 5 - Other Information


On April 6, 1995, the Company announced that Ronald J. Naples, Chairman and Chief Executive Officer, intends to relinquish his Chief Executive Officer title after the Company's annual shareholder meeting on April 19. He will continue as Chairman of the Board to assist in the transition to new leadership, expected to be completed by mid-summer. Mr. Naples will remain available to the Company in an advisory capacity for a period after stepping down as Chairman.

The Company's President, Robert B. Fritsch, will assume Chief Executive Officer duties while the search for a new Chief Executive Officer is underway. Gordon A. MacInnes, a long-time board member and chairman of the board's Executive Committee, is expected to succeed Mr. Naples as Chairman of the Board.

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


                             HUNT MANUFACTURING CO.



Date   April 6, 1995              By  /s/ William E. Chandler
                                      -----------------------------------
                                      William E. Chandler
                                      Senior Vice President, Finance
                                      (Principal Financial and Accounting
                                      Officer)







Date   April 6, 1995             By  /s/ Ronald J. Naples
                                     -----------------------------------
                                     Ronald J. Naples
                                     Chairman of the Board and
                                     Chief Executive Officer

                                 EXHIBIT INDEX

                                                                Page
                                                                ----
Exhibit  11 - Computation of Per Share Earnings                   14

Exhibit  27 - Financial Data Schedule                             15