Form 10-K/A
period 1994-11-27
HUNT MANUFACTURING CO
filed 1995-06-29
CIK 49146

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

       Pennsylvania                                     21-0481254
- ----------------------------------          ---------------------------------
  (State of incorporation)                  (IRS Employer Identification No.)

   One Commerce Square
   2005 Market Street
   Philadelphia, PA                                    19103-7085
- --------------------------------             --------------------------------
(Address of principal executive                        (Zip Code)
 offices)

Registrant's telephone number, including area code:  (215)656-0300

Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each exchange
     Title of each class:                            on which registered:
     --------------------                          ------------------------
Common Shares, par value $.10 per share            New York Stock Exchange

Rights to Purchase Series A Junior                 New York Stock Exchange
  Participating Preferred Stock

Securities registered pursuant to Section 12(g) of the Act:  None

          The registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days.  Yes   X     No
                       -----      -----

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

                      DOCUMENTS INCORPORATED BY REFERENCE

          Certain portions of the registrant's 1995 definitive proxy statement relating to its April 1995 Annual Meeting of Shareholders (which proxy statement was filed with the Commission within 120 days after the end of the registrant's last fiscal year) are incorporated by reference into Part III of this report.

                          AMENDMENT TO 1994 FORM 10-K


          Pursuant to General Instruction F to Form 10-K and Rule 15d-21 under the Securities Exchange Act of 1934, Hunt Manufacturing Co.'s Annual Report on Form 10-K for the fiscal year ended November 27, 1994 is hereby amended to include the attached financial statements described in amended
Item 14(a)(1)(B) below required by Form 11-K with respect to the Hunt Manufacturing Co. Savings Plan for the Plan's fiscal year ended December 31, 1994. The Savings Plan is subject to the Employee Retirement Income Security Act of 1974. Item 14 as amended provides in its entirety as follows:


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

                    Consolidated Balance Sheets,
                    November 27, 1994 and
                    November 28, 1993                                F-3

                    Consolidated Statements of
                    Stockholders' Equity
                    for the fiscal years 1994, 1993
                    and 1992                                         F-4

                    Consolidated Statements of
                    Cash Flows for the fiscal years
                    1994, 1993 and 1992                              F-5

                    Notes to Consolidated Financial                  F-6-27
                    Statements

                    B.  The Savings Plan:

                    Report of Independent Accountants                PF-1

                                                                    Pages
                                                                    -----
                    Statements of Financial Condition
                    as of December 31, 1994 and 1993                 PF-2-3

                    Statements of Income and Changes in
                    Plan Equity for the years ended
                    December 31, 1994, 1993 and 1992                 PF-4-6

                    Notes to Financial Statements                    PF-7-15

               2.   Financial Statement Schedules:

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

                    (10) Material contracts:

                         (a)  Lease Agreement dated June 1, 1979 and
                              First Supplemental Lease Agreement dated as of July 31, 1994 between the Iredell County Industrial Facilities and Pollution Control Financing Authority and the Company (incorp. by ref. to Ex. 10(a) to fiscal 1994 Form 10-K).

                         (b) 1978 Stock Option Plan, as amended, of the Company (incorp. by ref. to Ex. 28(a) to Reg. Stat. No. 33-25947 on Form S-8).**

                         (c) 1983 Stock Option and Stock Grant Plan, as amended, of the Company (incorp. by. ref. to Ex. 10(c) to fiscal 1992 Form 10-K).**

                         (d) 1993 Stock Option and Stock Grant Plan of the Company (incorp. by ref. to Ex. 10(d) to fiscal 1992 Form 10-K).**

                         (e) 1988 Long-Term Incentive Compensation Plan of the Company (incorp. by ref. to Ex. 10(e) to fiscal 1994 Form 10-K).**

                         (f) 1994 Non-Employee Directors' Stock Option Plan (incorp. by ref. to Ex. 10(f) to fiscal 1993 Form 10-K).**

                         (g)  Loan and Security Agreement dated
                              January 31, 1984, as amended, between the Company and Ronald J. Naples (incorp. by ref. to Ex. 10(g) to fiscal 1994 Form 10-K).**

                         (h)  Loan and Security Agreement dated April
                              20, 1988 between the Company and Robert B.
                              Fritsch (incorp. by ref. to Ex. 10(h) to fiscal 1994 Form 10-K).**

                         (i)  (1) Form of Change in Control Agreement
                              between the Company and various officers of the Company and (2) list of executive officers who are parties (incorp. by ref. to Ex. 10(i) to fiscal 1994 Form 10-K)**

                         (j) Employment-Severance Agreement between the Company and William E. Chandler (incorp. by ref. to Ex. 10(j) to fiscal 1993 Form 10-K).**

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

                         (m) Stock Acquisition Agreement dated May 3, 1990 between Seal Purchase Corp. and Bunzl Graphic Arts, Inc. relating to Seal
                              (incorp. by ref. to Ex. 2(b) to May 1990
                              Form 8-K).

                    (11) Statement re:  computation of per share
                         earnings (incorp. by ref. to Ex. 11 to
                         fiscal 1994 Form 10-K).

                    (21) Subsidiaries (incorp. by ref. to Ex. 21 to
                         fiscal 1993 Form 10-K).

                    (23) (a) Consent of Coopers & Lybrand L.L.P. to
                         incorporation by reference, in Registration
                         Statement No.s 33-70660, 33-25947, 33-6359,
                         2-83144, 33-57105 and 33-57103 on Form S-8, of their
                         report on the consolidated financial statements and schedules included in this report (incorp. by ref. to Ex. 23 to fiscal 1994 Form 10-K).

                         (b) Consent of Coopers & Lybrand, L.L.P. to incorporation by reference, in Registration Statement Nos. 33-6359 and 33-57103 on Form
                         S-8, of their report on the financial statements related to the Savings Plan included with this report as amended (filed herewith).

                    (27) Financial Data Schedule (incorp. by ref. to Ex. 27
                         to Fiscal 1994 Form 10-K).

- -----------------
* Reference also is made to (i) Articles 5th, 6th, 7th and 8th of the Company's composite Articles of Incorporation (Ex. 3(a) to this report), and (ii) to Sections 1, 7 and 8 of the Company's By-laws (Ex. 3 (b) to this report).

**   Indicates a management contract or compensatory plan or arrangement.

          (b)  Reports on Form 8-K

          The Company did not file any reports on Form 8-K during the last quarter of the fiscal year covered by this report.


                           -------------------------

                                   SIGNATURES


          Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                              HUNT MANUFACTURING CO.



Dated:  June 29, 1995    By:
                            --------------------------------------
                            Robert B. Fritsch
                            President and Chief Executive Officer


                         By:
                            --------------------------------------
                            William E. Chandler
                            Senior Vice President, Finance
                            (Principal Financial and
                            Accounting Officer)

                       REPORT OF INDEPENDANT ACCOUNTANTS

To the Savings Plan Administrative Committee of
  Hunt Manufacturing Co.:

          We have audited the combined financial statements of the Hunt Manufacturing Co. Savings Plan as listed in Item 14 on pages 2 and 3. These financial statements are the responsibility of the Savings Plan Adminis-trative Committee. Our responsibility is to express an opinion on these financial statements based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the Hunt Manufacturing Co. Savings Plan financial statements listed in Item 14 on pages 2 and 3 present fairly, in all material respects, the combined financial position of the Hunt Manufacturing Co. Savings Plan as of December 31, 1994 and 1993, and the combined results of their operations for the years ended December 31, 1994, 1993 and 1992 in conformity with generally accepted accounting principles.

          Our audits were performed for the purpose of forming an opinion on the basic financial statements taken as a whole. The Fund Information in the statement of financial condition and the statement of income and changes in plan equity is presented for purposes of additional analysis rather than to present the financial condition and income and changes in plan equity of each fund. The Fund Information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



COOPERS & LYBRAND, LLP



2400 Eleven Penn Center
Philadelphia, Pennsylvania
June 14, 1995

                             HUNT MANUFACTURING CO.
                                  SAVINGS PLAN
                        STATEMENT OF FINANCIAL CONDITION
                               December 31, 1994

                                                                                                             Non-
                                                                                                          Participant
                                                           Participant Directed                             Directed
                                   ---------------------------------------------------------------------- ------------
                                    Balanced     Blended      Select      Ultra      Stock    Participant    Stock
          ASSETS                      Fund      GIC Trust      Fund       Fund       Fund        Loans       Fund          Total
                                    ---------   ---------     ------      -----      -----    -----------    -----         -----
Investments at fair value (Note 2):
  Balanced Fund, 119,852 units at
  $15.27/unit (cost $1,857,046)     $1,830,133                                                                          $ 1,830,133

Bankers Trust Pyramid GIC Fund
  3,873,304 units at $1.00/
  unit (cost $3,873,304)                        $3,873,304                                                                3,873,304

Guaranteed Investment Contracts                    101,022                                                                  101,022

Select Fund, 75,607 units at
  $33.10/unit (cost $3,007,613)                             $2,502,585                                                    2,502,585

Hunt Manufacturing Co., 199,123
  shares at $13.50/share
  (cost $3,097,122)                                                                 $1,308,067              $1,380,098    2,688,165

Ultra Fund, 165,147 units at
  $19.95/unit (cost $3,109,808)                                         $3,294,681                                        3,294,681

Participant loans (cost $0)                                                                       $13,057                    13,057

Cash                                                                                    29,936         --                    29,936

Receivables:
  Employer's contribution                4,363       6,662       6,790       8,594       2,978         --                    29,387
  Participants' contribution            21,498      31,651      32,304      41,060      17,582         --                   144,095
  Interest                                  --      15,039          --          --          --         --                    15,039
                                    ----------  ----------  ----------   ---------  ----------    -------   ----------  -----------
    Total assets                    $1,855,994  $4,027,678  $2,541,679  $3,344,335  $1,358,563    $13,057   $1,380,098  $14,521,404
                                    ==========  ==========  ==========  ==========  ==========    =======   ==========  ===========
          LIABILITIES                       --          --          --          --          --         --                        --
          EQUITY
Plan equity                         $1,855,994   4,027,678   2,541,679  $3,344,335   1,358,563     13,057    1,380,098   14,521,404
                                    ----------  ----------  ----------   ---------  ----------    -------   ----------  -----------
Total liabilities & plan equity     $1,855,994  $4,027,678  $2,541,679  $3,344,335  $1,358,563    $13,057   $1,380,098  $14,521,404
                                    ==========  ==========  ==========   =========  ==========    =======   ==========  ===========

    The accompanying notes are an integral part of the financial statements.

                             HUNT MANUFACTURING CO.
                                  SAVINGS PLAN
                        STATEMENT OF FINANCIAL CONDITION
                               December 31, 1993

                                                                                                               Non-
                                                                                                           Participant
                                                           Participant Directed                              Directed
                                   ----------------------------------------------------------------------  ------------
                                    Balanced     Blended    Select      Stock       Ultra     Participant      Stock
          ASSETS                      Fund      GIC Trust    Fund       Fund        Fund         Loans         Fund         Total
                                    ---------   ---------   ------      -----       -----     -----------      -----        -----
Investments at fair value (Note 2):
Balanced Fund, 113,766 units at
  $16.00/unit (cost $1,753,971)    $1,820,253                                                                           $ 1,820,253

Bankers Trust Pyramid GIC Fund,
  1,024,870 units at $1.00/unit
  (cost $1,024,870)                            $1,024,870                                                                 1,024,870

Guaranteed Investment Contracts                 2,165,318                                                                 2,165,318

Select Fund, 60,496 units at
  $39.46/unit (cost $2,497,285)                            $2,387,161                                                     2,387,161

Hunt Manufacturing Co., 159,050
  shares at $15.50/share
 (cost $2,523,597)                                                     $1,137,359                           $1,327,916    2,465,275

Ultra Fund, 132,795 units at
  $21.39/unit (cost $2,410,214)                                                    $2,840,474                             2,840,474

Participant loans (cost $0)                                                                      $5,519                       5,519

Cash                                       --          --          --       7,890          --        --                       7,890

Receivables:
  Employer's contribution               2,912       4,705       4,647       1,514       5,072        --                      18,850
  Participants' contribution           12,779      22,577      21,576       7,920      25,414        --             --       90,266
                                   ----------  ----------  ----------  ----------  ----------    ------     ----------  -----------
     Total assets                  $1,835,944  $3,217,470  $2,413,384  $1,154,683  $2,870,960    $5,519     $1,327,916  $12,825,876
                                   ==========  ==========  ==========  ==========  ==========    ======     ==========  ===========
           LIABILITIES
Payable for employee withdrawals           --       3,154          --          --          --        --                 $     3,154
           EQUITY
Plan equity                         1,835,944   3,214,316   2,413,384   1,154,683   2,870,960     5,519      1,327,916   12,822,722
                                   ----------  ----------  ----------  ----------  ----------    ------     ----------  -----------
     Total liabilities and plan
      equity                       $1,835,944  $3,217,470  $2,413,384  $1,154,683  $2,870,960    $5,519     $1,327,916  $12,825,876
                                   ==========  ==========  ==========  ==========  ==========    ======     ==========  ===========

    The accompanying notes are an integral part of the financial statements.

                             HUNT MANUFACTURING CO.
                                  SAVINGS PLAN
                 STATEMENT OF INCOME AND CHANGES IN PLAN EQUITY
                      for the year ended December 31, 1994

                                                                                                               Non-
                                                                                                           Participant
                                                           Participant Directed                              Directed
                                   ----------------------------------------------------------------------  ------------
                                    Balanced     Blended    Select      Ultra       Stock     Participant      Stock
          ADDITIONS                   Fund      GIC Trust    Fund       Fund        Fund         Loans         Fund       Combined
                                    ---------   ---------   ------      -----       -----     -----------      -----      --------
Additions:
  Investment income:
    Dividends                      $   81,007          -- $  217,365  $  102,719  $   29,828          --    $   35,079  $   465,998
    Interest                               -   $  298,043         --          --          --     $   748            --      298,791

  Contributions:
    Participants'                     309,396     519,093    492,066     619,828     213,602          --                  2,153,985
    Employer's                         59,081     103,808     97,485     115,132      37,003          --       309,064      721,573
                                   ----------  ----------  ---------  ----------  ----------      ------     ---------   ----------
          Total additions             449,484     920,944    806,916     837,679     280,433         748       344,143    3,640,347
                                   ----------  ----------  ---------  ----------  ----------      ------     ---------   ----------
          DEDUCTIONS

Deductions:
  Benefits paid to participants       (84,315)   (286,395)  (149,565)   (152,833)    (73,642)         --       (51,751)    (798,501)
  Net depreciation in fair value
    of investments                    (79,401)         --   (427,401)   (210,578)   (181,118)         --      (240,210)  (1,138,708)
  Forfeitures                              --      (4,456)        --          --          --          --            --       (4,456)
                                   ----------  ----------  ---------  ----------  ----------      ------     ---------   ----------
          Total deductions           (163,716)   (290,851)  (576,966)   (363,411)   (254,760)         --      (291,961)  (1,941,665)
                                   ----------  ----------  ---------  ----------  ----------      ------     ---------   ----------
Interfund transfers                  (265,718)    183,269   (101,655)       (893)    178,207       6,790            --           --
                                   ----------  ----------  ---------  ----------  ----------      ------     ---------   ----------
          Net increase                 20,050     813,362    128,295     473,375     203,880       7,538        52,182    1,698,682

Plan equity January 1, 1994         1,835,944   3,214,316  2,413,384   2,870,960   1,154,683       5,519     1,327,916   12,822,722
                                   ----------  ----------  ---------  ----------  ----------      ------     ---------   ----------
Plan equity December 31, 1994      $1,855,994  $4,027,678 $2,541,679  $3,344,335  $1,358,563     $13,057    $1,380,098  $14,521,404
                                   ==========  ========== ==========  ==========  ==========     =======    ==========  ===========

    The accompanying notes are an integral part of the financial statements.

                             HUNT MANUFACTURING CO.
                                  SAVINGS PLAN
                 STATEMENT OF INCOME AND CHANGES IN PLAN EQUITY
                      for the year ended December 31, 1993

                                                           Participant Directed
                                   ------------------------------------------------------------------------------------------------
                                    Balanced      Blended      Select      Ultra      Stock        Equity      Income   Participant
                                      Fund       GIC Trust      Fund       Fund        Fund         Fund        Fund       Loans
                                    ---------    ---------     ------      -----      ------       ------       -----   -----------
ADDITIONS
Additions:
  Investment income:
  Net appreciation in fair
    value of investments           $   58,304           --  $    4,345  $  412,252 $    142,225         --          --           --
  Dividends                            48,307           --     363,702          --       28,395         --          --           --
  Interest                                 --   $  193,226          --          --           --         --          --       $  525

Contributions:
  Participants'                       316,174      530,729     426,693     505,300      206,041         --          --           --
  Employer's                           63,110      104,855      88,112      95,340       35,938         --          --           --
                                   ----------   ----------  ----------  ----------  -----------  ---------   ---------       ------
     Total additions                  485,895      828,810     882,852   1,012,892      412,599         --          --          525
                                   ----------   ----------  ----------  ----------  -----------  ---------   ---------       ------
DEDUCTIONS

Deductions:
  Benefits paid to participants       (72,387)    (428,671)   (153,685)    (96,262)     (9,656)         --          --           --

  Forfeitures                              --       (3,174)         --          --          --          --          --           --
                                   ----------   ----------  ----------  ----------  -----------  ---------   ---------       ------
     Total deductions                 (72,387)    (431,845)   (153,685)    (96,262)     (9,656)         --          --           --
                                   ----------   ----------  ----------  ----------  -----------  ---------   ---------       ------
Interfund transfers                 1,411,784    2,739,656   1,672,939   1,929,267    (417,622) (5,405,275) (1,935,743)       4,994
                                   ----------   ----------  ----------  ----------  -----------  ---------   ---------       ------
  Net increase before asset
  transfer from the
  Seal Products, Inc.
  Savings Plan for the
  Naugatuck, Connecticut
  Bargaining Unit                   1,825,292    3,136,621   2,402,106   2,845,897     (14,679) (5,405,275) (1,935,743)       5,519

Transfer of net assets from Seal
  Products, Inc. Savings Plan
  for the Naugatuck, Connecticut
  Bargaining Unit (see Note 7)         10,652       77,695      11,278      25,063         626          --          --           --
                                   ----------   ----------  ----------  ----------  -----------  ---------   ---------       ------
     Net increase (decrease)        1,835,944    3,214,316   2,413,384   2,870,960     (14,053) (5,405,275) (1,935,743)       5,519

Plan equity, January 1, 1993               --           --          --          --   1,168,736   5,405,275   1,935,743           --
                                   ----------   ----------  ----------  ----------  -----------  ---------   ---------       ------
Plan equity, December 31, 1993     $1,835,944   $3,214,316  $2,413,384  $2,870,960  $1,154,683          --          --       $5,519
                                   ==========   ==========  ==========  ==========  ==========   =========   =========       ======

                                                                     (continued)

                                          Non-
                                       Participant
                                       Directed
                                      ------------
                                         Stock
                                         Fund        Combined
                                         -----       --------
ADDITIONS
Additions:
  Investment income:
  Net appreciation in fair
    value of investments              $  176,171    $  793,297
  Dividends                               28,805       469,209
  Interest                                    --       193,751

Contributions:
  Participants'                               --     1,984,937
  Employer's                             300,603       687,958
                                      ----------   -----------
     Total additions                     505,579     4,129,152
                                      ----------   -----------
DEDUCTIONS

Deductions:
  Benefits paid to participants          (63,825)     (824,486)

  Forfeitures                                 --        (3,174)
                                      ----------   -----------
     Total deductions                    (63,825)     (827,660)
                                      ----------   -----------
Interfund transfers                           --            --
                                      ----------   -----------
  Net increase before asset
  transfer from the
  Seal Products, Inc.
  Savings Plan for the
  Naugatuck, Connecticut
  Bargaining Unit                        441,754     3,301,492

Transfer of net assets from Seal
  Products, Inc. Savings Plan
  for the Naugatuck, Connecticut
  Bargaining Unit (see Note 7)                --       125,314
                                      ----------   -----------
     Net increase (decrease)          $  441,754     3,426,806

Plan equity, January 1, 1993             886,162     9,395,916
                                      ----------   -----------
Plan equity, December 31, 1993        $1,327,916   $12,822,722
                                      ==========   ===========

    The accompanying notes are an integral part of the financial statements.

                      HUNT MANUFACTURING CO.
                           SAVINGS PLAN

          STATEMENT OF INCOME AND CHANGES IN PLAN EQUITY
               for the year ended December 31, 1992
                             _______

                                                       Fixed
                                       Stock           Income           Equity
                                       Fund             Fund             Fund              Total
                                       -----           ------           ------             -----
           ADDITIONS

Additions:
  Investment income:
   Dividends                      $    38,215                --       $    29,124       $    67,339
   Interest                             2,772       $   346,914               388           350,074

  Net appreciation in market
     value of investments                  --                --            72,217            72,217

  Contributions:
   Participants'                      225,275           824,889           292,301         1,342,465
   Employer's                         336,894           186,235            71,418           594,547
                                  -----------       -----------       -----------        ----------
       Total additions                603,156         1,358,038           465,448         2,426,642
                                  -----------       -----------       -----------        ----------
       DEDUCTIONS

Deductions:
  Benefits paid to participants      (118,573)         (372,434)          (79,241)         (570,248)

  Forfeitures                            (228)           (3,303)           (1,516)           (5,047)

  Net depreciation in market
     value of investments            (279,259)               --                --          (279,259)
                                  -----------       -----------       -----------        ----------
       Total deductions              (398,060)         (375,737)          (80,757)         (854,554)
                                  -----------       -----------       -----------        ----------
Interfund transfers                    18,956          (199,498)          180,542                --
                                  -----------       -----------       -----------        ----------
       Net increase                   224,052           782,803           565,233         1,572,088

Plan equity, January 1, 1992        1,830,846         4,622,472         1,370,510         7,823,828
                                  -----------       -----------       -----------        ----------
Plan equity, December 31, 1992    $ 2,054,898       $ 5,405,275       $ 1,935,743       $ 9,395,916
                                  ===========       ===========       ===========       ===========

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

         Eligibility and Participation:

    Generally, all active associates (i. e., employees including officers) of Hunt Manufacturing Co. (Company) and of any other participating company are eligible to participate in the Plan upon meeting the applicable service requirements. Leased employees, non-resident aliens, and associates who are covered by a collective bargaining agreement to which the Company or any participating company is a part (unless the collective bargaining agreement specifically or otherwise provides) are not eligible to participate in the Plan. Associates who work in full-time, temporary positions as part of an undergraduate or graduate degree program, college students enrolled in a degree program or high school graduates matriculating in a degree program who assume temporary employment with a participating company during the summer months, and associates who are hired for a specific length of time of no more than 18 consecutive months are eligible to participate in the Plan, but only if such associates complete a minimum of 1,000 hours of service during the plan year. Bargaining unit employees of Seal Products Incorporated became eligible to participate in the Plan effective January 1, 1993 as a result of the merger into the Plan of the Seal Products Incorporated Savings Plan for the Naugatuck, Connecticut Bargaining Unit effective January 1, 1993.

    Eligible associates who have completed at least one year of service as of any January 1, April 1, July 1, or October 1 are eligible to participate in the Associate Pre-Tax Contribution and Matching Contribution portions of the Plan; and eligible associates other than certain officers and directors who have completed at least two consecutive years of service, as of any December 1, are eligible for participation in the Basic Contribution portion of the Plan provided such eligible associate is employed by a participating company on December 1 of the plan year for which the Basic Contribution is being made.

                                   Continued

         Contributions:

    Contributions to the Plan are made by the Company and other participating companies on their own behalf, and in the case of Associate Pre-Tax Contributions, on behalf of the participants whose salaries have been reduced. Subject to the limitations of the Plan and the Code, participants may authorize the Company and other participating companies to withhold each year up to 15% (prior to January 1, 1993 the limit was 10%) of their annual pre-tax compensation (i. e., compensation excluding taxable employee benefits of any kind but including Associate Pre-Tax Contributions and participant salary reduction contributions to a cafeteria plan under Section 125 of the Code) for Associate Pre-Tax Contributions to the Plan but not to exceed a Code limit adjusted annually for inflation ($8,994 for 1993, $9,240 for 1994). The Company, and other participating companies, in turn, will make Matching Contribu-tions on behalf of participants equal to $.25 for each $1.00 of Associate Pre-Tax Contributions up to 6% of the participant's pre-tax compensation for each year subject to the limitations of the Plan and the Code.

    The Company also may make an annual Basic Contribution of up to 1% of the base rate of pay (90% of the base rate of pay of salesmen, 100% of the base rate of pay for other associates) on behalf of eligible associates, except for certain officers and directors, whether or not such associates make contributions to the Plan. The associate's base rate of pay is the associate's annual compensation determined as of June 1 of any plan year, excluding overtime, bonuses, cash awards and stock awards under the Company's Long-Term Incentive Plan, and taxable employee benefits of any kind but including Associate Pre-Tax Contributions and participant salary reduction contributions to a cafeteria plan under Section 125 of the Code. In no event may the annual compensation of any participant taken into account under the Plan exceed a Code limit adjusted annually for inflation ($235,840 for 1993, $150,000 for 1994). Such Basic Contributions can only be invested in the Stock Fund and are not transferable to other funds. In order to receive a Basic Contribution for a given plan year, a participant must be employed by a participating company on December 1 of such plan year.

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

    If a participant terminates employment for reasons other than death, total disability or retirement, the person is not fully vested and the present value of his or her vested account balance does not exceed $3,500, or if it does exceed $3,500, his or her vested account balance is distributed to such separated participant, the participant forfeits the nonvested balance in his or her account upon distribution of his or her entire vested account balance. In such case, if the participant is re-employed, he or she may repay the amount distributed to him or her before he or she incurs five consecutive one-year breaks in service, and his or her account will be restored. If the terminated participant's vested account balance exceeds $3,500 and such participant does not consent to the immediate distribution of his or her vested account balance, the participant forfeits the nonvested balance upon his or her incurring five consecutive one-year breaks in service.

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


2.  Summary of Significant Accounting Policies:

         Investment Valuation:

    The common stock of Hunt Manufacturing Co. is stated at fair value, which represents the closing price of the stock as listed on the New York Stock Exchange on the last trading day of the plan year. Investments in the Twentieth Century Investors, Inc., Balanced, Bankers Trust Pyramid GIC, Select, and Ultra Funds are stated at the unit value published as of the end of the plan year. The Blended GIC Trust at December 31, 1994 and 1993 and Fixed Income Fund at December 31, 1992 includes Guaranteed Investment Contracts which are stated at cost plus accrued interest. Based on available information at December 31, 1994, 1993 and 1992, the Company believes that the fair value of the Guaranteed Investment Contracts is not significantly different from cost plus accrued interest. Investments in the Equity Fund are stated at the unit value published by the fund as of the end of the plan year.

         Payment of Benefits:

    Benefits are recorded when paid.

                                  Continued

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

         Plan Expenses:

    Administrative expenses of the Plan and brokerage fees relating to purchases within the Stock Fund are paid by the Company. Effective January 1, 1995, brokerage fees relating to purchases within the Stock Fund will be paid from the account of the participant to which such purchase relates.


3.  Investment Program:

    Contributions to the Plan are invested, as directed by the participants (except for Basic Contributions which are invested in the Stock Fund), in the following funds as described below:

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

                                   Continued

          The Blended GIC Trust is a conservative fixed income fund in which principal is protected from market volatility. By retaining the individual GIC's and investing in the Bankers Trust Pyramid GIC Fund, the Blended GIC Trust attempts to provide yields that are higher than money market funds and certificates of deposit, as well as to provide a relatively predictable annual return. The annual interest rates are as follows:
                                           Net Effective
            Time of Deposit             Annual Interest Rate
            ---------------             --------------------
       Funds deposited during 1994      Principally,
                                        7.31% to 9.10%
                                        through 1995

       Funds deposited during 1993      Principally, 7.42%
                                        to 9.1% through 1994

       (3) Select Fund - a fund that invests only in stocks that pay dividends. Securities are chosen primarily for their growth potential, however, and return from investment income may not be significant.

       (4) Ultra Fund - a fund that seeks capital growth over time by investing in companies with accelerating growth trends.

       (5) Stock Fund - a fund consisting of common stock of Hunt Manu-facturing Co. purchased in the open market, or directly from the Company.

       (6) Fixed Income Fund - a fund consisting of Guaranteed Investment Contracts with the John Hancock Mutual Life Insurance Company, the Metropolitan Life Insurance Company and the New England Mutual Life Insurance Company under which an annual fixed rate of interest is paid, net of administrative expenses, for a specified period of time in accordance with the terms of the agreement. The fixed annual interest rates are as follows:

                                            Net Effective
              Time of Deposit            Annual Interest Rate
              ---------------            --------------------
       Funds deposited during 1992        5.81% through 1992

       Funds deposited during 1991        8.74% through 1992

       Funds deposited during 1990        8.35% through 1992

                                   Continued

      (7) Equity Fund - a fund consisting primarily of investments in common and preferred stocks.

    There were 1,371 and 1,354 Plan participants at December 31, 1994 and 1993, respectively, who participated in one or more of the investment funds. At December 31, 1994 and 1993, the number of participants selecting each of the investment funds for their contributions was as follows:

                                       1994         1993
                                       ----         ----
          Stock Fund                  1,232        1,233
          Capital Preservation Fund     603          626
          Balanced Fund                 374          382
          Select Fund                   594          602
          Ultra Fund                    549          559


4.  Participant Loans:

    Participants who are members of the Seal Bargaining unit may borrow from their fund accounts a minimum of $1,000 up to a maximum equal to the lesser of $50,000 or 50 percent of their account balance. Effecitve March 1, 1995, all participants may borrow from their fund accounts in accordance with the above terms. Loan transactions are treated as a transfer to (from) the investment fund from (to) the Participant Loans fund.

    The period of repayment usually does not exceed five years. However, a loan used for the purpose of acquiring the principal residence of the Participant may exceed five years. Loans are required to be repaid in equal periodic installments of principal and interest, payable no less frequently than quarterly during each twelve-month period beginning with the date of the loan and each anniversary thereof. Loans are required to be collateralized by an assignment of a portion of the participant's interest in his or her accrued benefit attributable to employer contributions equal to the principal amount of the loan, and supported by the participant's collateralized promissory note. The Plan Administrator determines the interest rate on the basis of prevailing interest rates. Participant loans mature April 4, 1995 to June 14, 1999 and bear interest at 8% to 12% at December 31, 1994.

                                  Continued

5.  Reconciliation of Financial Statements to Form 5500:

    The following is a reconciliation of plan equity available for benefits per the financial statements to the Form 5500 for the year ended December 31, 1994:

Plan equity available for benefits per the financial
statements                                                  $14,521,404

Amounts allocated to withdrawing participants                   (20,035)
                                                            -----------
Plan equity available for benefits per the Form 5500        $14,501,369
                                                            ===========

The following is a reconciliation of benefits paid to participants per the financial statements to the Form 5500 for the year ended December 31, 1994:

Benefits paid to participants per the financial statements  $   798,501

Add:  Amounts allocated to withdrawing participants at
      December 31, 1994                                          20,035
                                                            -----------
Benefits paid to participants per the Form 5500             $   818,536
                                                            ===========

   Amounts allocated to withdrawing participants are recorded on the Form 5500 for benefit claims that have been processed and approved for payment prior to December 31 but not yet paid as of that date.

6. Tax Status:

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

7. Guaranteed Investment Contracts:

   The cost and fair value of Guaranteed Investment Contracts held by the Plan at December 31, 1994 and 1993 are as follows:

                                   Continued

                                    1994                    1993
                             -----------------      ------------------
                                         Fair                     Fair
                             Cost        Value        Cost       Value
                             ----        -----        ----       -----
Metropolitan Life
Insurance Co. Guaranteed
Investment Contract*          -            -       $2,070,573  $2,070,573

New England Mutual
Life Insurance Co.
Guaranteed Investment
Contracts                 $101,022     $101,022        94,745      94,745


                          --------     --------    ----------  ----------
                          $101,022     $101,022    $2,165,318  $2,165,318
                          ========     ========    ==========  ==========

*This investment represented 5% or more of the Plan's net assets available for benefits.

8.  Transfers of Net Assets to Plan:

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

9.  Change of Investment Manager, Recordkeeper, and Trustee:

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