Form 10-Q
period 1995-05-28
HUNT MANUFACTURING CO
filed 1995-07-11
CIK 49146

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                            OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 May 28, 1995
                               ------------------------------------------------

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number          1-8044
                      ---------------------------------------------------------


                             HUNT MANUFACTURING CO.
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

     Pennsylvania                                           21-0481254
- -------------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

   One Commerce Square 2005 Market Street, Philadelphia, PA     19103
- -------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone no., including area code   (215) 656-0300
                                                -----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                      -----    -----

As of June 30, 1995 there were outstanding 15,953,222 shares of the registrant's common stock.

                             HUNT MANUFACTURING CO.

                                     INDEX

                                                                                 Page
                                                                                 ----
PART I -          FINANCIAL INFORMATION
                  ---------------------

Item 1 -          Financial Statements
                  --------------------

                  Condensed Consolidated Balance Sheets as of
                  May 28, 1995 and November 27, 1994                               3

                  Condensed Consolidated Statements of Income -
                  Three Months and Six Months Ended May 28, 1995
                  and May 29, 1994                                                 4

                  Condensed Consolidated Statements of Cash Flows -
                  Six Months Ended May 28, 1995 and
                  May 29, 1994                                                     5

                  Notes to Condensed Consolidated Financial
                  Statements                                                       6

Item 2 -          Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                   7-10
                  ---------------------------------------------

PART II -         OTHER INFORMATION
                  -----------------

Item 4 -          Submission of Matters to a Vote of Security Holders             11
                  ---------------------------------------------------

Item 6 -          Exhibits and Reports on Form 8-K                                12
                  --------------------------------

                  Signatures                                                      13
                  ----------

                  Exhibit Index                                                   14
                  -------------

                      Part I - FINANCIAL  INFORMATION
                                                                      Page 3

Item 1. Financial Statements
        --------------------
                             Hunt Manufacturing Co.
                     Condensed Consolidated Balance Sheets
                                  (Unaudited)

               (In thousands except share and per share amounts)

                                                                 May 28,    November 27,
                      ASSETS                                      1995         1994
                                                               ---------    ------------
Current assets:
     Cash and cash equivalents                                 $   2,350    $  13,807
     Accounts receivable, less allowance for doubtful
       accounts: 1995, $2,463 ; 1994, $2,510                      38,802       41,390
     Inventories:
         Raw materials                                            14,052       10,501
         Work in process                                           6,134        5,807
         Finished goods                                           22,663       17,242
                                                               ---------    ---------
        Total inventories                                         42,849       33,550

     Deferred income taxes                                         5,867        5,051
     Prepaid expenses and other current assets                     2,473        1,520
                                                               ---------    ---------
        Total current assets                                      92,341       95,318

Property, plant and equipment, at cost, less
  accumulated depreciation and amortization:
  1995, $48,314; 1994, $46,163                                    51,569       49,729
Intangible assets, net                                            25,976       25,982
Other assets                                                       2,896        2,356
                                                               ---------    ---------
                 Total assets                                  $ 172,782    $ 173,385
                                                               =========    =========

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt                         $   1,438    $   1,003
     Accounts payable                                              9,617        9,782
     Accrued expenses:
       Salaries, wages and commissions                             4,268        5,742
       Income taxes                                                2,727        4,464
       Insurance                                                   2,180        2,430
       Compensated absences                                        1,852        1,741
       Other                                                       6,112        5,553
                                                               ---------    ---------
        Total current liabilities                                 28,194       30,715

Long-term debt, less current portion                               3,559        3,559
Deferred income taxes                                              4,731        4,331
Other non-current liabilities                                      5,662        5,546
                                                               ---------    ---------
                 Total liabilities                                42,146       44,151
                                                               ---------    ---------
Stockholders' equity:
     Preferred stock, $.10 par value, authorized 1,000,000
       shares (including 50,000 shares of Series A Junior
       Participating Preferred); none issued                          --           --
     Common stock, $.10 par value, 40,000,000 shares
       authorized; issued:  1995 -16,152,322 shares;
       1994 - 16,130,068 shares                                    1,615        1,613
     Capital in excess of par value                                6,434        6,217
     Cumulative translation adjustment                               (97)        (639)
     Retained earnings                                           125,445      122,518
                                                               ---------    ---------
                                                                 133,397      129,709
Less cost of treasury stock:
1995 - 199,100  shares; 1994 - 29,945 shares                      (2,761)        (475)
                                                               ---------    ---------
                 Total stockholders' equity                      130,636      129,234
                                                               ---------    ---------
                    Total liabilities and stockholders equity  $ 172,782    $ 173,385
                                                               =========    =========

     See accompanying notes to condensed consolidated financial statements.

                             Hunt Manufacturing Co.
                  Condensed Consolidated Statements of Income
                                  (Unaudited)

                    (In thousands except per share amounts)


                                           Three Months Ended        Six Months Ended
                                           --------------------     --------------------
                                           May 28,      May 29,     May 28,      May 29,
                                            1995         1994        1995         1994
                                           -------     --------     -------    ---------
Net sales                                $  74,881    $  69,023   $ 145,411    $ 133,573

Cost of sales                               46,795       41,157      91,683       80,552
                                         ---------    ---------   ---------    ---------

   Gross profit                             28,086       27,866      53,728       53,021


Selling and shipping expenses               15,197       14,579      29,102       27,941

Administrative and general
 expenses                                    6,924        6,819      13,437       13,686

Provision for organizational changes         2,118         --         2,118         --
                                         ---------    ---------   ---------    ---------

   Income from operations                    3,847        6,468       9,071       11,394


Interest expense                                25           76          53          147

Other expense (income), net                   (431)          30        (507)          80
                                         ---------    ---------   ---------    ---------
   Income before income taxes and cum-
      ulative effect of accounting change    4,253        6,362       9,525       11,167

Provision for income taxes                   1,319        2,274       3,243        4,076
                                         ---------    ---------   ---------    ---------
   Income before cumulative effect of
      accounting change                      2,934        4,088       6,282        7,091

Cumulative effect of change in
   accounting for income taxes                  --           --          --          795
                                         ---------    ---------   ---------    ---------
   Net income                            $   2,934    $   4,088   $   6,282    $   7,886
                                         =========    =========   =========    =========
Average shares of common
   stock outstanding                        15,969       16,110      16,035       16,112
                                         =========    =========   =========    =========
Earnings per common share:
   Income before cumulative effect of
      accounting change                  $    0.18    $    0.25   $    0.39    $    0.44

   Cumulative effect of change in
       accounting for income taxes              --           --          --         0.05
                                         ---------    ---------   ---------    ---------
Net income per share                     $    0.18    $    0.25   $    0.39    $    0.49
                                         =========    =========   =========    =========
Dividends per common share               $   0.095    $    0.09   $    0.19    $    0.18
                                         =========    =========   =========    =========

     See accompanying notes to condensed consolidated financial statements.

                    Hunt Manufacturing Co. and Subsidiaries
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)
                                 (In thousands)

                                                                   Six Months Ended
                                                                  -------------------
                                                                  May 28,     May 29,
                                                                   1995        1994
                                                                  -------     -------
Cash flows from operating activities:
Net income                                                       $  6,282    $  7,886
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                  4,463       3,982
     Cumulative effect of change in account for income taxes           --        (795)
     Deferred income taxes                                           (414)       (670)
     Loss on disposals of property, plant and equipment                91          80
     Provision net of payments for organizational changes           2,005          --
     Payments relating to relocation and
       consolidation of operations                                     (7)        (93)
     Issuance of stock under management incentive bonus
       and stock grant plans                                          163         184
     Changes in operating assets and liabilities, net of
       acquisition of business                                    (12,215)     (8,463)
                                                                 --------    --------
          Net cash provided by operating activities                   368       2,111
                                                                 --------    --------
Cash flows from investing activities:
   Additions to property, plant and equipment                      (4,135)     (4,245)
   Acquisition of business                                         (2,505)         --
   Other, net                                                          86         128
                                                                 --------    --------
         Net cash used for investing activities                    (6,554)     (4,117)
                                                                 --------    --------
Cash flows from financing activities:
   Proceeds from long-term debt                                       963          --
   Payments of long-term debt, including current maturities          (528)     (1,071)
   Purchase of treasury stock                                      (2,841)       (729)
   Proceeds from exercise of stock options                            306         105
   Dividends paid                                                  (3,051)     (2,897)
   Other, net                                                         (46)         13
                                                                 --------    --------
         Net cash used for  financing activities                   (5,197)     (4,579)
                                                                 --------    --------
Effect of exchange rate changes on cash                               (74)        (63)
                                                                 --------    --------
Net decrease in cash and cash equivalents                         (11,457)     (6,648)

Cash and cash equivalents, beginning of period                     13,807      10,778
                                                                 --------    --------
Cash and cash equivalents, end of period                         $  2,350    $  4,130
                                                                 ========    ========
Supplemental disclosures of cash flow information:
     Interest paid                                               $    178    $    247
     Income taxes paid                                              5,110       4,286

     See accompanying notes to condensed consolidated financial statements.

                             Hunt Manufacturing Co.
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

1. The accompanying condensed consolidated financial statements and related notes are unaudited; however, in management's opinion all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position at May 28, 1995 and the results of operations and cash flows for the periods shown have been made. Such statements are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by generally accepted accounting principles or those normally made in the Form 10-K.

2. The earnings per share are calculated based on the weighted average number of common shares outstanding. Shares issuable under outstanding stock option, stock grant and long-term incentive compensation plans are common stock equivalents, but are not used in computing earnings per share because the dilutive effect would be less than 3%.

3. Effective November 29, 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109 "Accounting for Income Taxes." The adoption of SFAS No. 109 changed the Company's method of accounting for income taxes from the deferred method to an asset and liability approach. The effect of adopting SFAS No. 109 was recognized immediately as the effect of a change in accounting principle and increased net income in the first quarter and in the first half of fiscal 1994 by $795,000, or $.05 per share. The increase in net income resulted primarily from adjusting deferred tax balances to current tax rates.

4. The provision for organizational changes of $2.1 million (approximately $1.4 million after income taxes, or $.09 per share) relates to costs incurred in connection with the resignation and planned replacement of the Company's Chairman and Chief Executive Officer and other organizational changes.

5. The provision for income taxes for the second quarter of fiscal 1995 reflects the reversal of valuation allowances relating to tax net operating loss carryforwards from the European operations ($.3 million, or $.02 per share).

6. In the second quarter of fiscal 1995, the Company acquired the Centafoam business of Spicers, Ltd., a division of David S. Smith (Holdings) PLC, for cash consideration and related costs aggregating approximately $2.5 million. Centafoam, whose facilities are located in the United Kingdom, manufactures and markets a line of styrene-based foam board products.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
           ------------------------------------------------------------

Financial Condition
- -------------------

The Company's working capital was reduced slightly to $64.1 million at May 28, 1995 from $64.6 million at November 27, 1994. The decrease was largely attributable to repurchases of the Company's common stock, discussed below. The Company's current ratio improved to 3.3 at May 28, 1995 from 3.1 at November 27, 1994. Debt to equity ratio increased slightly (up to 3.8 from 3.5 at those respective dates) as a result of additional debt incurred to partially finance the acquisition of the Centafoam business from Spicers Ltd., a division of David
S. Smith (Holdings) PLC. Available cash balances were sufficient to fund additions to property, plant and equipment of $4.1 million, pay cash dividends of $3.1 million and to repurchase shares of the Company's common stock for $2.8 million primarily (as previously authorized and announced) for use in the Company's various compensation plans.

Current assets decreased to $92.3 million at the end of the second quarter of fiscal 1995 from $95.3 million at the end of fiscal 1994 primarily as a result of a $11.5 million decrease in cash attributed, in part, to the uses of cash mentioned in the discussion of cash flows above. Inventories increased from $33.6 million at November 27, 1994 to $42.8 million at May 28, 1995 due to several factors, including lower than anticipated sales of certain office products, such as mechanical and electromechanical products; higher inventories held in order to service increases in sales of presentation graphics products; inventory build-up in anticipation of sales expected in the third quarter; and increases in some raw material purchases in advance of future supplier price increases. Accounts receivable decreased to $38.8 million at the end of the second quarter of fiscal 1995 from $41.4 million at the end of fiscal 1994 primarily due to lower sales near the end of the second quarter as compared with those near the end of fiscal 1994.

Current liabilities decreased to $28.2 million at the end of the second quarter of fiscal 1995 from $30.7 million at the end of fiscal 1994 largely as a result of decreases in accrued salaries, wages and commissions and a decrease in accrued income taxes, partially offset by the accrual associated with the provision for organizational changes, discussed below. The $1.5 million decrease in accrued salaries, wages and commissions was primarily due to payments of incentive compensation in the first half of fiscal 1995 which had been accrued at the end of fiscal 1994. Accrued income taxes decreased $1.7 million principally due to timing of estimated tax payments.

There were no borrowings under the Company's line-of-credit agreements of $45 million at May 28, 1995. Management believes that cash generated from operations, along with available cash balances and, if necessary, cash available under its existing credit agreements will be sufficient to meet the Company's currently anticipated capital expenditures, working capital and other investing and financing needs.

Should the Company require additional funds, management believes that the Company could obtain them at competitive costs. Management also expects that total 1995 expenditures for additions to property, plant and equipment to increase capacity and productivity will approximate the $9.3 million expended for such purpose in fiscal 1994.

Results of Operations
- ---------------------

Net Sales
- ---------

Net sales of $74.9 million for the second quarter and $145.4 million for the first half of fiscal 1995 grew over 8% from $69.0 million and $133.6 million, respectively in the same fiscal 1994 periods primarily as a result of higher unit volume. Average selling prices in the first half of fiscal 1995 increased approximately .5% from those in the first half of fiscal 1994. Management believes that although overall selling prices have increased somewhat in fiscal 1995, competitive pressures on selling prices will continue.

Sales of art/craft products increased 22.7% to $37.2 million in the second quarter and 18.2% to $67.9 million in the first half of fiscal 1995 from the same periods in fiscal 1994. Higher sales of presentation graphics products made the most significant contribution (up 26.0% in the second quarter and 23.7% in the first half of fiscal 1995) and were largely due to higher sales in Europe, growth in the digital imaging market and increases in sales of certain mounting and laminating products (e.g., Bienfang(R) foam board products). Sales of hobby/craft products were up 20.6% and 17.4% in the second quarter and first half of fiscal 1995, respectively, compared to the same periods in fiscal 1994. The increases were primarily attributable to introductions of new products, as well as sales increases of X-Acto(R) knife and tool kits and Speedball(R) paint markers. Art supplies sales grew 13.0% in the second quarter and 2.2% in the first half of fiscal 1995 when compared to the same periods of fiscal 1994 due primarily to higher sales of the Company's X-Acto(R) brand blades and knives. Export sales of art/craft products grew by 9.7% in the second quarter and by 3.5% for the first half of fiscal 1995. Foreign sales of art/craft products increased substantially, growing 43.5% in the second quarter and 40.2% in the first half of fiscal 1995 when compared to the same periods of fiscal 1994. These increases were due primarily to higher sales of presentation graphics products in Europe and, to a lesser extent, to the exchange effect of a stronger British pound sterling.

Office products sales decreased 2.6% to $37.7 million in the second quarter and increased 1.8% to $77.5 million in the first half of fiscal 1995 compared to the same fiscal 1994 periods. Sales of mechanical and electromechanical products were down 13.0% and 11.0% in the second quarter and first half of fiscal 1994, respectively. This decrease was largely due to lower sales of electric and manual pencil sharpeners and staplers which is believed to be attributable to lost market share, inventory reductions made by several of the Company's large retail customers and general softness in demand. Management is taking measures aimed at regaining such lost market share. Management is uncertain if the decrease in demand for mechanical and electromechanical products will continue for the balance of fiscal 1995. Office furniture sales grew 13.6% and 19.3% in the second quarter and first half of fiscal 1995, respectively, as compared with the same periods of fiscal 1994. The increase in furniture sales was primarily a result of higher sales of Bevis(R) brand furniture, particularly folding tables, computer-related furniture and screen panels. Desktop accessories and supplies decreased 3.8% in the second quarter and increased 5.8% in the first half of 1995 as compared to the same periods of fiscal 1994. The decrease in desk top accessories and supplies in the second quarter was primarily due to lower sales of Lit-Ning(R) brand metal paper organizers while the increase in the first half of fiscal 1995 was the result of a full six months of sales of Schwan-STABILO(R) highlighter markers in 1995 compared to four months of sales in fiscal 1994. Export sales of office products decreased by approximately 2% in the second quarter but were essentially flat for the first half of fiscal 1995 compared to the same periods of fiscal 1994 due primarily to lower sales to the Far East, Europe and Latin America.

During June, the first month of the third quarter of fiscal 1995, the Company experienced a decrease in sales of and orders for its office and art/craft products and an increase in its sales of and orders for presentation graphics products when compared to the same period in fiscal 1994. Management is uncertain whether this is indicative of any trend.

Gross Profit
- ------------

The Company's gross profit decreased to 37.5% of net sales in the second quarter of fiscal 1995 from 40.4% in the second quarter of fiscal 1994 and decreased to 36.9% in the first half of fiscal 1995 from 39.7% in the first half of fiscal 1994. These decreases were largely the result of changes in sales mix (i.e., higher sales of lower margin products such as presentation graphics and office furniture products) and higher raw material costs. Higher costs for commodities, such as wood, paper, styrene plastics and packaging materials, had the greatest impact on raw material cost increases. Management expects raw material price increases to continue in 1995 but anticipates some moderation of cost increases, as well as some flexibility in the Company's ability to raise its own selling prices in the second half of fiscal 1995 as most competitors face the same cost increases.

Selling, Shipping, Administrative and General Expenses
- ------------------------------------------------------

Selling and shipping expenses decreased to 20.3% of net sales for the second quarter of fiscal 1995 from 21.1% in the second quarter of fiscal 1994 and decreased to 20.0% in the first half of fiscal 1995 from 20.9% in the first half of fiscal 1994. The lower rates were largely due to cost reduction initiatives which have resulted in lower commissions and transportation costs.

Administrative and general expenses increased 1.5%, or $.1 million, in the second quarter and decreased 1.8%, or $.2 million in the first half of fiscal 1995 as compared to the prior year expense levels for the same periods. The improvement in the first half was due to lower management incentive compensation expense, lower fringe benefits and a reduction in consulting fees.

Provision for Organizational Changes
- ------------------------------------

In the second quarter of fiscal 1995, the Company recorded a charge of $2.1 million as a provision for costs incurred in connection with the resignation and planned replacement of the Company's Chairman and Chief Executive Officer and other organizational changes. This charge reduced net income by approximately $1.4 million, or $.09 per share. It is currently anticipated that the total charge relating to these organizational changes will range from $2.5 million to $3.5 million, or $.10 to $.14 per share, with the remaining portion of the charges to be recognized over the balance of fiscal 1995.

Interest Expense
- ----------------

Interest expense decreased to $25,000 for the second quarter of fiscal 1995 from $76,000 in the second quarter of fiscal 1994 and decreased to $53,000 in the first half of fiscal 1995 from $147,000 in the first half of fiscal 1994 due primarily to reductions of long-term debt.

Other Expense (Income), Net
- ---------------------------

Other income, net in the second quarter and first half of fiscal 1995 was primarily due to a recovery of previously written-off machinery and equipment, as well as to greater currency exchange gains as compared to the other expense, net incurred in the same periods in fiscal 1994.

Provision for Income Taxes
- --------------------------

The effective tax rate decreased to 31.0% for the second quarter of fiscal 1995 from the 35.7% incurred in the second quarter of fiscal 1994 and for the first half of fiscal 1995 decreased to 34.0% from 36.5% for the first half of fiscal 1994. The second quarter decrease was principally a result of a reversal of valuation allowances relating to tax net operating loss carryforwards from the European operations.

Accounting Change
- -----------------

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
           ---------------------------------------------------


(a) and (c)

         The Company's Annual Meeting of Shareholders was held on April 19, 1995, and in connection therewith, proxies were solicited by management pursuant to Regulation 14 under the Securities Exchange Act of 1934. An aggregate of 16,081,153 shares of the Company's common stock ("Shares") were outstanding and entitled to vote at the meeting. At the meeting the following matters (not including ordinary procedural matters) were submitted to a vote of the holders of Shares, with the results indicated below:

1. Election of a class of four directors to serve until the 1998 Annual Meeting. The following persons, all of whom were serving as directors and were management's nominees for reelection, were reelected. There was no solicitation in opposition to such nominees. The tabulation of votes was as follows:


                                                            Withheld
    Nominee                        For           (including any broker nonvotes)
    -------                        ---            -----------------------------
William F. Hamilton             14,590,771                   22,346
Mary R. Henderson               14,301,122                  311,995
Wilson D. McElhinny             14,301,122                  311,995
Roderic H. Ross                 14,304,122                  308,995

2. Ratification of independent auditors. The appointment of Coopers & Lybrand as the Company's independent auditors for fiscal 1995 was ratified. The tabulation of votes was as follows:

                                                           Abstentions
   For               Against                     (including any broker nonvotes)
   ---               -------                      -----------------------------
14,583,085           10,249                                  19,783

Item 6 -Exhibits and Reports on Form  8-K
        ---------------------------------

(a) Exhibits
    --------

   3(b). By-Laws, as amended, of the Company

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

                             HUNT MANUFACTURING CO.


Date     July 7, 1995           By  /s/ William E. Chandler
    ---------------------           ---------------------------
                                    William E. Chandler
                                    Senior Vice President, Finance
                                    (Principal Financial and Accounting Officer)


Date     July 7, 1995           By /s/ Robert B. Fritsch
    ---------------------          ------------------------
                                   Robert B. Fritsch
                                   President and Chief Executive Officer

                                 EXHIBIT INDEX



Exhibit 3(b) -  By-Laws, as amended, of the Company
                -----------------------------------


Exhibit 11   -  Computation of Per Share Earnings
                ---------------------------------


Exhibit 27   -  Financial Data Schedule
                -----------------------