Form 10-Q
period 1995-09-03
HUNT MANUFACTURING CO
filed 1995-10-17
CIK 49146

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           September 3, 1995
                               ----------------------------------

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number               1-8044
                       --------------------------------------------------------

                             HUNT MANUFACTURING CO.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

     Pennsylvania                                       21-0481254
-------------------------------------------------------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

         One Commerce Square 2005 Market Street, Philadelphia, PA    19103
-------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone no., including area code   (215) 656-0300
                                                -------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                      ----    ----

As of October 5, 1995 there were outstanding 15,974,538 shares of the registrant's common stock.

                             HUNT MANUFACTURING CO.

                                      INDEX

                                                                                     Page
                                                                                     ----
PART I -          FINANCIAL INFORMATION

Item 1 -          Financial Statements

                  Condensed Consolidated Balance Sheets as of
                  September 3, 1995 and November 27, 1994                              3

                  Condensed Consolidated Statements of Income -
                  Three Months and Nine Months Ended September 3, 1995
                  and August 28, 1994                                                  4

                  Condensed Consolidated Statements of Cash Flows -
                  Nine Months Ended September 3, 1995 and
                  August 28, 1994                                                      5

                  Notes to Condensed Consolidated Financial
                  Statements                                                           6

Item 2 -          Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                       7-11


PART II -         OTHER INFORMATION

Item 6 -          Exhibits and Reports on Form 8-K                                     12

                  Signatures                                                           13

                  Exhibit Index                                                        14

                      Part I  FINANCIAL  INFORMATION                    Page 3

Item 1  Financial Statements

                             Hunt Manufacturing Co.
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)
                (In thousands except share and per share amounts)

                                                                  September  3,     November 27,
                      ASSETS                                          1995              1994
                                                                  -------------     ------------
Current assets:
     Cash and cash equivalents                                     $   3,193          $  13,807
     Accounts receivable, less allowance for doubtful
       accounts: 1995, $2,537 ; 1994, $2,510                          47,582             41,390
     Inventories:
         Raw materials                                                13,673             10,501
         Work in process                                               5,735              5,807
         Finished goods                                               20,243             17,242
                                                                   ---------          ---------
      Total inventories                                               39,651             33,550

     Deferred income taxes                                             6,347              5,051
     Prepaid expenses and other current assets                         1,712              1,520
                                                                   ---------          ---------
        Total current assets                                          98,485             95,318

Property, plant and equipment, at cost, less
  accumulated depreciation and amortization:
  1995, $49,709; 1994, $46,163                                        52,150             49,729
Intangible assets, net                                                25,858             25,982
Other assets                                                           2,953              2,356
                                                                   ---------          ---------
                 Total assets                                      $ 179,446          $ 173,385
                                                                   =========          =========

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt                             $   1,015          $   1,003
     Accounts payable                                                 10,964              9,782
     Accrued expenses:
       Salaries, wages and commissions                                 4,597              5,742
       Income taxes                                                    4,045              4,464
       Insurance                                                       2,534              2,430
       Compensated absences                                            1,647              1,741
       Other                                                           7,753              5,553
                                                                   ---------          ---------
        Total current liabilities                                     32,555             30,715

Long-term debt, less current portion                                   3,559              3,559
Deferred income taxes                                                  4,639              4,331
Other non-current liabilities                                          6,414              5,546
                                                                   ---------          ---------
                 Total liabilities                                    47,167             44,151
                                                                   ---------          ---------
Stockholders' equity:
     Preferred stock, $.10 par value, authorized 1,000,000
       shares (including 50,000 shares of Series A Junior
       Participating Preferred); none issued                            --                   --
     Common stock, $.10 par value, 40,000,000 shares
       authorized; issued:  1995 -16,152,322 shares;
       1994 - 16,130,068 shares                                        1,615              1,613
     Capital in excess of par value                                    6,434              6,217
     Cumulative translation adjustment                                  (774)              (639)
     Retained earnings                                               127,471            122,518
                                                                   ---------          ---------
                                                                     134,746            129,709
Less cost of treasury stock:
1995 - 185,792  shares; 1994 - 29,945 shares                          (2,467)              (475)
                                                                   ---------          ---------
                 Total stockholders' equity                          132,279            129,234
                                                                   ---------          ---------
                    Total liabilities and stockholders' equity     $ 179,446          $ 173,385
                                                                   =========          =========

     See accompanying notes to condensed consolidated financial statements.

                             Hunt Manufacturing Co.
                   Condensed Consolidated Statements of Income
                                   (Unaudited)
                     (In thousands except per share amounts)


                                                Three Months Ended              Nine Months Ended
                                             --------------------------    --------------------------
                                             September 3,    August 28,    September 3,    August 28,
                                                 1995           1994           1995           1994
                                              (14 weeks)     (13 weeks)     (40 weeks)     (39 weeks)
                                             ------------    ----------    ------------    ----------
Net sales                                     $  86,302      $  75,765      $ 231,713       $ 209,338

Cost of sales                                    55,055         46,415        146,738         126,967
                                             ------------    ----------    ------------    ----------

   Gross profit                                  31,247         29,350         84,975          82,371


Selling and shipping expenses                    15,862         15,294         44,964          43,235

Administrative and general
 expenses                                         8,027          6,782         21,464          20,468

Provision for organizational changes and
  relocation and consolidation of operations      1,579           --            3,697            --
                                             ------------    ----------    ------------    ----------

   Income from operations                         5,779          7,274         14,850          18,668


Interest expense                                      5             63             58             210

Other expense (income), net                         104            296           (403)            376
                                             ------------    ----------    ------------    ----------
   Income before income taxes and cum-
      ulative effect of accounting change         5,670          6,915         15,195          18,082

Provision for income taxes                        2,015          2,524          5,258           6,600
                                             ------------    ----------    ------------    ----------
   Income before cumulative effect of
      accounting change                           3,655          4,391          9,937          11,482

Cumulative effect of change in
   accounting for income taxes                     --             --               --             795
                                             ------------    ----------    ------------    ----------

   Net income                                 $   3,655      $   4,391      $   9,937       $  12,277
                                             ============    ==========    ============    ==========
Average shares of common
   stock outstanding                             15,959         16,087         16,009          16,104
                                             ============    ==========    ============    ==========
Earnings per common share:
   Income before cumulative effect of
      accounting change                       $    0.23      $    0.27      $    0.62       $    0.71

   Cumulative effect of change in
       accounting for income taxes                 --             --               --            0.05
                                             ------------    ----------    ------------    ----------
Net income per common share                   $    0.23      $    0.27      $    0.62       $    0.76
                                             ============    ==========    ============    ==========
Dividends per common share                    $   0.095      $    0.09      $   0.285       $    0.27
                                             ============    ==========    ============    ==========

     See accompanying notes to condensed consolidated financial statements.

                     Hunt Manufacturing Co. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                         Nine Months Ended
                                                                    ----------------------------
                                                                    September 3,     August 28,
                                                                       1995             1994
                                                                    (40 weeks)       (39 weeks)
                                                                    ------------     -----------
Cash flows from operating activities:
Net income                                                            $  9,937        $ 12,277
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                       6,694           6,371
     Cumulative effect of change in accounting for income taxes           --              (795)
     Deferred income taxes                                                (988)           (832)
     Loss on disposals of property, plant and equipment                    192             160
     Provision (payments) for organizational changes and
       relocation and consolidation of operations                        3,450            (114)
     Issuance of stock under management incentive bonus
        and stock grant plans                                              239             184
     Changes in operating assets and liabilities, net of
        acquisition of business                                        (13,456)        (10,689)
                                                                    ------------     -----------
          Net cash provided by operating activities                      6,068           6,562
                                                                    ------------     -----------
Cash flows from investing activities:
   Additions to property, plant and equipment                           (6,740)         (6,080)
   Acquisition of business                                              (2,789)           --
   Other, net                                                             (346)           (325)
                                                                    ------------     -----------
         Net cash used for investing activities                         (9,875)         (6,405)
                                                                    ------------     -----------
Cash flows from financing activities:
   Proceeds from long-term debt                                            930            --
   Payments of long-term debt, including current maturities               (918)         (1,306)
   Purchase of treasury stock                                           (2,841)           (729)
   Proceeds from exercise of stock options                                 411             160
   Dividends paid                                                       (4,566)         (4,345)
   Other, net                                                              (47)            (40)
                                                                    ------------     -----------
         Net cash used for  financing activities                        (7,031)         (6,260)
                                                                    ------------     -----------
Effect of exchange rate changes on cash                                    224             (40)
                                                                    ------------     -----------
Net decrease in cash and cash equivalents                              (10,614)         (6,143)

Cash and cash equivalents, beginning of period                          13,807          10,778
                                                                    ------------     -----------
Cash and cash equivalents, end of period                              $  3,193        $  4,635
                                                                    ============     ===========
Supplemental disclosures of cash flow information:
     Interest paid                                                    $    310        $    304
     Income taxes paid                                                   6,372           6,459

     See accompanying notes to condensed consolidated financial statements.

                             Hunt Manufacturing Co.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


1. The accompanying condensed consolidated financial statements and related notes are unaudited; however, in management's opinion all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position at September 3, 1995 and the results of operations and cash flows for the periods shown have been made. Such statements are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by generally accepted accounting principles or those normally made in Form 10-K. Both the third quarter and first nine months of fiscal 1995 contained one additional week compared to the same comparable periods of fiscal 1994.

2. The earnings per share are calculated based on the weighted average number of common shares outstanding. Shares issuable under outstanding stock option, stock grant and long-term incentive compensation plans are common stock equivalents, but are not used in computing earnings per share because the dilutive effect would be less than 3%.

3. Effective November 29, 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109 "Accounting for Income Taxes." The adoption of SFAS No. 109 changed the Company's method of accounting for income taxes from the deferred method to an asset and liability approach. The effect of adopting SFAS No. 109 was recognized immediately as the effect of a change in accounting principle and increased net income in the first quarter and in the first nine months of fiscal 1994 by $.8 million, or $.05 per share. The increase in net income resulted primarily from adjusting deferred tax balances to current tax rates.

4. The pre-tax charge of $1.6 million recorded in the third quarter of fiscal 1995 relates to the relocation and consolidation of certain manufacturing and distribution operations ($1.3 million) and to additional costs incurred in connection with the previously announced organizational changes ($.3 million). This charge reduced third quarter net income by approximately $1 million, or $.06 per share. For the first nine months of fiscal 1995, a pre-tax provision, aggregating $3.7 million, was recorded relating to these charges (approximately $2.4 million after income taxes, or $.15 per share).

5. In late April 1995, the Company acquired the Centafoam business of Spicers, Ltd., a division of David S. Smith (Holdings) PLC, for cash consideration and related costs aggregating approximately $2.8 million. Centafoam, whose facilities are located in the United Kingdom, manufactures and markets a line of styrene-based foam board products.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

In the first nine months of fiscal 1995, the Company improved its financial condition with working capital increasing to $65.9 million at September 3, 1995 from $64.6 million at November 27, 1994. Net cash flows of $6.1 million provided by operating activities combined with available cash balances were sufficient to fund additions to property, plant and equipment of $6.7 million, to pay cash dividends of $4.6 million, to repurchase shares of the Company's common stock for $2.8 million primarily (as previously authorized and announced) for use in the Company's various compensation plans, and to fund a portion ($1.9 million) of the Centafoam acquisition. The Company acquired the Centafoam business from Spicers Ltd., a division of David S. Smith (Holdings) PLC. The debt to equity ratio percentage at September 3, 1995 of 3.5% remained unchanged from November 27, 1994 despite additional debt ($.9 million) incurred to partially finance the Centafoam acquisition.

Current assets increased to $98.5 million at September 3, 1995 from $95.3 million at the end of fiscal 1994 primarily as a result of increases in accounts receivable and inventories, partially offset by a $10.6 million decrease in cash, attributable, in part, to the uses of cash mentioned in the discussion of cash flows above. Accounts receivable increased to $47.6 million at the end of the third quarter of fiscal 1995 from $41.4 million at the end of fiscal 1994 primarily due to higher sales near the end of the third quarter of fiscal 1995 compared with those near the end of fiscal 1994, as well as to an increase in promotional sales with extended payment terms. The increase in inventories from $33.6 million at November 27, 1994 to $39.7 million at September 3, 1995 was principally attributable to higher inventories held to service increases in sales of presentation graphics products; additional inventories for new products and from an acquisition of a business, as well as to customary replenishment of certain key inventory items in anticipation of fall promotional sales. Inventory balances were reduced by $3.2 million during the third quarter of fiscal 1995 as a result of targeted inventory reduction programs which are planned to continue in the fourth quarter of fiscal 1995.

Current liabilities of $32.6 million at the end of the third quarter of fiscal 1995 increased $1.9 million from $30.7 million at the end of fiscal 1994 primarily as a result of increases in accounts payable and other current liabilities, partially offset by a decrease in accrued salaries, wages and commissions. The increase in accounts payable to $11 million at September 3, 1995 from $9.8 million at November 27, 1994 was largely the result of the inventory increase discussed above. Other accrued liabilities increased $2.2 million principally due to the accrual associated with the provision for organizational changes and relocation and consolidation of operations discussed below. The decrease in accrued salaries, wages and commissions was due primarily to payments of incentive compensation in fiscal 1995 which had been accrued at the end of fiscal 1994.

There were no borrowings under the Company's line-of-credit agreements of $45 million at September 3, 1995. Management believes that cash generated from operations, along with available cash balances and, if necessary, cash available under its existing credit agreements will be sufficient to meet the Company's capital expenditure commitments, working capital and other currently anticipated operational needs. Should the Company require additional funds, management believes that the Company could obtain them at competitive costs.

Management expects that total 1995 expenditures for additions to property, plant and equipment to increase capacity and productivity will approximate $8.5 million, of which approximately $6.7 million has been expended through the first nine months of fiscal 1995.

Results of Operations

The Company's 1995 fiscal year will be comprised of 53 weeks, compared to 52 weeks for fiscal 1994. The third quarter of fiscal 1995 and fiscal 1994 contained 14 weeks and 13 weeks, respectively, while the first nine months of fiscal 1995 and fiscal 1994 contained 40 weeks and 39 weeks, respectively.

Net Sales

Net sales in the third quarter of fiscal 1995 increased 13.9% to $86.3 million from $75.8 million in the third quarter of fiscal 1994, while net sales of $231.7 million for the first nine months of fiscal 1995 grew by $22.4 million, or 10.7%, compared to the first nine months of fiscal 1994. These increases were primarily the result of higher unit sales volume. Average selling prices in the third quarter and the first nine months of fiscal 1995 increased approximately 3.5% and 1.8%, respectively, from those in the third quarter and first nine months of fiscal 1994. Management believes that although overall selling prices have increased in fiscal 1995, competitive pressures on selling prices will continue.

The increases in net sales were led by higher sales of art/craft products which grew 21.9% to $41.1 million in the third quarter and 19.6% to $109.1 million in the first nine months of fiscal 1995 compared to the same periods in fiscal 1994. Presentation graphics products continue to make a significant contribution to sales in the art/craft segment. Sales in this product class grew 30.9% and 26.3% in the third quarter and first nine months of fiscal 1995, respectively, compared to the same fiscal 1994 periods. These increases were due to a combination of factors: higher sales in Europe, growth in the digital imaging market and increases in sales of certain mounting and laminating products (e.g., Seal(R) and Image Series(R) mounting and laminating equipment, and Bienfang(R) brand foam board). Sales of hobby/craft products increased 12.9% and 15.8% in the third quarter and first nine months of fiscal 1995, respectively, compared to the same periods of fiscal 1994. The increases were primarily attributable to higher sales of Speedball(R) Elegant Writer(R) calligraphy markers, Speedball(R) Painters(R) markers, and Accent Mats(R) pre-cut framing mats as well as introduction of new products. Art supplies products sales were essentially flat in the third quarter and first nine months of fiscal 1995 when compared to the same periods of fiscal 1994. Export sales of art/craft products grew by 10.9% in the third quarter and by 6.4% for the first nine months of fiscal 1995. Foreign sales of art/craft products continue to increase substantially, growing 47.5% in the third quarter and 30.9% in the first nine months of fiscal 1995 when compared to the same periods of fiscal 1994. These increases were due primarily to higher sales of presentation graphics products in Europe, which includes sales of products of Centafoam (acquired in late April 1995).

Office products sales increased 7.5% to $45.2 million in the third quarter and 3.8% to $122.7 million in the first nine months of fiscal 1995 compared to the same fiscal 1994 periods. Sales of office furniture products were up 22.2% and 20.3% and desktop accessories and supplies products were up 8.3% and 6.6%, while mechanical and electromechanical products were down 1.7% and 7.6% in the third quarter and first nine months of fiscal 1995, respectively, compared with the same periods of fiscal 1994. The sales growth in office furniture products was due primarily to higher sales of Bevis(R) brand products, particularly folding tables, computer-related furniture, conference tables and screen panels. The sales increase in desktop accessories and supplies products was the result of higher sales of MediaMate(R) brand products and Schwan-STABILO(R) highlighter products, partially offset by lower sales of Lit-Ning(R) brand metal paper organizers. The sales decrease in mechanical and electromechanical products was largely due to lower sales of Boston(R) brand products, particularly pencil sharpeners, manual staplers, paper punches and office machines. The decrease in mechanical and electromechanical sales is primarily attributable to lost distribution at some of the Company's large retail customers and to general softness in demand. Management is taking measures aimed at regaining such lost market share. Management is uncertain if the decrease in demand for mechanical and electromechanical products will continue into fiscal 1996. Export sales of office products were essentially flat for the third quarter and first nine months of fiscal 1995 when compared to the same periods of fiscal 1994 primarily due to higher sales in Canada offset by lower sales to the Far East, Europe and Latin America.

Gross Profit

The Company's gross profit margin decreased to 36.2% of net sales in the third quarter of fiscal 1995 from 38.7% in the third quarter of fiscal 1994 and decreased to 36.7% in the first nine months of fiscal 1995 from 39.3% in the first nine months of fiscal 1994. These decreases were primarily the result of changes in product sales mix (i.e., higher sales of lower margin products, such as presentation graphics and office furniture products), higher raw material costs and lower sales and production volume of Boston(R) brand products. Higher costs for commodities, such as wood, styrene plastics, polyester and packaging materials, had the greatest impact on raw material cost increases. The Company is beginning to realize the positive effects of its recent selling price increases and, to some extent, stabilization of prices of some of its raw materials; however, management expects the price of some of its raw materials to continue increasing in 1995.

Selling, Shipping, Administrative and General Expenses

Selling and shipping expenses decreased to 18.4% of net sales for the third quarter of fiscal 1995 from 20.2% in the third quarter of fiscal 1994 and decreased to 19.4% in the first nine months of fiscal 1995 from 20.7% in the first nine months of fiscal 1994. The lower rates were largely due to cost reduction initiatives which have resulted in lower commissions and transportation costs.

Administrative and general expenses increased 18.4%, or $1.2 million, in the third quarter and increased 4.9%, or $1 million in the first nine months of fiscal 1995 as compared to the prior year expense levels for the same periods. The increases were due to several factors, the most significant of which was that the third quarter and first nine months of fiscal 1995 contained one additional week. Higher provisions for bad debts and fees for professional services also caused a portion of the increase.

Provision for Organizational Changes and Relocation and
Consolidation of Operations

In the third quarter of fiscal 1995, the Company recorded a pre-tax charge of $1.6 million as a provision for costs relating to the Company's decision to relocate and consolidate certain manufacturing and distribution operations ($1.3 million) and for additional costs incurred in connection with the previously announced organizational changes ($.3 million). This charge reduced third quarter net income by approximately $1 million, or $.06 per share. For the first nine months of fiscal 1995, a pre-tax provision aggregating $3.7 million was recorded relating to these charges (approximately $2.4 million after income taxes, or $.15 per share). It is anticipated that the total pre-tax charge associated with the relocation and consolidation of operations and organizational changes will range from $4.7 million to $5.3 million, or from $.19 to $.21 per share. The remaining portion of these charges will be recognized in the Company's fourth quarter of fiscal 1995 and the first quarter of fiscal 1996.

Interest Expense

Interest expense decreased to $5,000 for the third quarter of fiscal 1995 from $63,000 in the third quarter of fiscal 1994 and decreased to $58,000 in the first nine months of fiscal 1995 from $210,000 in the first nine months of fiscal 1994. These decreases were due primarily to higher capitalized interest in the fiscal 1995 period related to additions to property, plant and equipment.

Other Expense (Income), Net

Other income, net in the first nine months of fiscal 1995 was due to a recovery of previously written-off machinery and equipment, as well as to greater currency exchange gains and higher interest income resulting from higher interest rates.

Provision for Income Taxes

The effective tax rate decreased to 35.5% in the third quarter of fiscal 1995 from the 36.5% in the third quarter of fiscal 1994 and for the first nine months of fiscal 1995 decreased to 34.6% from 36.5% for the first nine months of fiscal 1994. The first nine months decrease was principally a result of a reversal of valuation allowances relating to tax net operating loss carryforwards from the European operations which was recorded in the second quarter of fiscal 1995.

Accounting Change

In the first fiscal quarter of 1994, the Company adopted the provisions of SFAS No. 109, "Accounting for Income Taxes," the cumulative effect of which increased net income by $.8 million, or $.05 per share, for the first nine months of fiscal 1994.

Item 6 -Exhibits and Reports on Form  8-K


(a) Exhibits

      10. Transition Agreement dated June 13, 1995 between the Company and Ronald J. Naples

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


                             HUNT MANUFACTURING CO.


Date     October 16, 1995                By    /s/ William E. Chandler
    --------------------------             ---------------------------
                                           William E. Chandler
                                           Senior Vice President, Finance
                                           (Principal Financial and Accounting
                                             Officer)


Date     October 16, 1995                By   /s/ Robert B. Fritsch
    --------------------------             ------------------------
                                           Robert B. Fritsch
                                           President and Chief Executive Officer

                                  EXHIBIT INDEX



Exhibit 10   -  Transition Agreement dated June 13, 1995 between the Company and
                Ronald J. Naples

Exhibit 11   -  Computation of Per Share Earnings


Exhibit 27   -  Financial Data Schedule