Form 10-K
period 1995-12-03
HUNT MANUFACTURING CO
filed 1996-03-01
CIK 49146

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                  [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OF
               THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 3, 1995          Commission File No. 1-8044

                             HUNT MANUFACTURING CO.
                                  (Registrant)

        Pennsylvania                                    21-0481254
   ----------------------                      -------------------------------
  (State of incorporation)                    (IRS Employer Identification No.)

One Commerce Square, 2005 Market Street Philadelphia, PA           19103-7085
--------------------------------------------------------          ------------
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code:  (215) 656-0300

Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange
       Title of each class:                           on which registered:
       --------------------                          ----------------------

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

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                   --------

    The aggregate market value of the registrant's Common Shares (its only voting stock) held by non-affiliates of the registrant as of February 2, 1996 was approximately $167,000,000. (Reference is made to the final paragraph of Part I herein for a statement of the assumptions upon which this calculation is based.)

    The number of shares of the registrant's Common Shares outstanding as of February 2, 1996 was 10,964,644.

                       DOCUMENTS INCORPORATED BY REFERENCE

    Certain portions of the registrant's 1996 definitive proxy statement relating to its scheduled April 1996 Annual Meeting of Shareholders (which proxy statement is expected to be filed with the Commission not later than 120 days after the end of the registrant's last fiscal year) are incorporated by reference into Part III of this report.

                                     PART I

Item 1.  Business

General

                  Hunt Manufacturing Co. and its subsidiaries (herein called the "Company", unless the context indicates otherwise) are primarily engaged in the manufacture and distribution of office products and art/craft products which the Company markets worldwide.

                  Reference is made to Item 7 and Note 3 to Consolidated Financial Statements herein for information concerning a pre-tax charge aggregating $5.3 million (approximately $3.5 million after income taxes, or $.22 per share) recorded in fiscal 1995 for costs relating to organizational changes and relocation and consolidation of certain of the Company's manufacturing and distribution operations.

                  Reference is also made to Item 7 and Note 2 to Consolidated Financial Statements herein for information regarding the Company's private purchase of 2,150,165 shares at $16.32 per share and repurchase of 2,954,378 shares at $17.00 per share pursuant to a tender offer, both of which purchases were made subsequent to the Company's 1995 fiscal year-end. The Company also entered into a new five-year $125 million credit facility. The Company used borrowings under this new credit facility, together with cash on hand, to fund the aforesaid private purchase of shares and shares pursuant to the tender offer.

Business Segments

                  The following table sets forth the Company's net sales and operating profit by business segment for the last three fiscal years:

                                              1995          1994         1993
                                            --------      --------      ------
                                                        (In thousands)
Net Sales:
         Office products .............      $163,378      $160,307      $142,462
         Art/Craft products ..........       150,503       127,896       113,688
                                            --------      --------      --------
          Total ......................      $313,881      $288,203      $256,150
                                            ========      ========      ========

Operating Profit:
         Office products .............      $  6,966      $ 12,172      $ 11,411
         Art/Craft products ..........        21,678        21,211        18,832
                                            --------      --------      --------
          Total ......................      $ 28,644      $ 33,383      $ 30,243
                                            ========      ========      ========

---------------
                  See Items 6 and 7 herein and Note 17 to Consolidated Financial Statements herein for further information concerning the Company's business segments (including information concerning identifiable assets).

Office Products

                  The Company has three major classes of office products: mechanical and electromechanical products; office furniture; and desktop accessories and supplies. The amounts and percentages of net sales of these product classes for the last three fiscal years were as follows:

                                       1995                 1994                 1993
                                  ---------------      ---------------      --------------
                                                    (Dollars in thousands)
Product Class:
  Mechanical and
    electromechanical.....         $69,018    42%       $ 76,897    48%     $ 70,047    49%
  Office furniture........          60,278    37          51,715    32        44,233    31
  Desktop accessories
    and supplies..........          34,082    21          31,695    20        28,182    20
                                  --------   ---        --------   ---      --------   ---
   Total..................        $163,378  100%        $160,307  100%      $142,462  100%
                                  ========  ====        ========  ====      ========  ====

                  The Company's mechanical and electromechanical office products consist of a variety of items sold under the Company's BOSTON brand, including manual and electric pencil sharpeners; paper punches, trimmers and shredders; electric letter openers; spring clips used to hold sheets of paper; manual and electronic staplers; electric air cleaners; fans and heaters; laminators; and other related products. The Company's office furniture products are sold primarily under the BEVIS brand name. These products include conference, computer, utility and folding tables; office chairs; bookcases and screen panels; metal and wood workstations for computer terminals, personal computers, word processors, printers and other similar electronic office equipment; and home/office furniture. The Company's desktop accessories and supplies consist of a broad range of products that support the use of computers, such as computer diskette, CD and CD ROM storage and filing systems, printer stands, mouse pads and other computer related accessories which are marketed under the MEDIAMATE brand name. Also included in desktop accessories and supplies are an array of items marketed under the LIT-NING brand name, including metal horizontal and vertical files, letter trays, desk organizers and paper sorting racks. In 1994, the Company obtained exclusive distribution rights in the United States and Canada for Schwan-STABILO(1) highlighter markers and writing instruments which are included under desktop accessories and supplies. In 1995, the Company acquired the rights to the Calise line of lap-top computer carrying cases which are included under desktop accessories and supplies.

                  The Company consistently has sought to expand its office products business through internal product development, the acquisition of distribution rights to products which complement or extend the Company's established lines, the acquisition of complementary businesses and through broadened distribution. Examples of new office product introductions by the Company in recent years are BOSTON brand electronic staplers, various models of air cleaners, fans and heaters, personal paper shredders, electric and battery powered pencil sharpeners, paper punches, and desk-top laminators; BEVIS

--------
1.       Trademark of Schwan-STABILO Schwanhausser GmbH & Co.

UNIWORX, BEVIS ULTRAWORX and BEVIS MEGAWORX lines of modular office furniture systems; BEVIS CONVERGENCE panel systems; MEDIAMATE LASERRAK printer stands; MEDIAMATE FASTRAC mouse pads; MEDIAMATE multi-media storage files, MEDIAMATE ROLL'N RAK portable printer stands, MEDIAMATE CD storage products; MEDIAMATE DISCFINDER CD filing system and CALISE computer carrying cases.

                  There are three major and generally distinct domestic markets for the Company's office products: commercial offices, home offices and the general consumer. The commercial line of the Company's office products is distributed primarily through a network of office supply wholesalers and dealers and office product superstores. Sales to the home office and the general consumer include mechanical and electromechanical, and desktop accessories and supplies products which are sold through large retail outlets, such as office products superstores, drug and food chain stores, variety stores, discount chains, catalog showrooms and membership chains. The consumer market has increased significantly over the last several years primarily due to the dramatic growth of office products superstores. A more limited line of products is sold to schools through specialized school supply distributors.

Art/Craft Products

                  The Company manufactures and distributes three major classes of art/craft products: presentation graphics products; art supplies; and hobby/craft products. The amounts and percentages of net sales of these three product classes for the last three fiscal years were as follows:


                                             1995                   1994                 1993
                                       ---------------          -------------       ----------------
                                                           (Dollars in thousands)
  Product Class:
   Presentation
     graphics.............             $104,271    69%          $ 83,354   65%       $ 68,734    61%
   Art supplies...........               26,610    18             26,772    21         27,569     24
   Hobby/craft............               19,622    13             17,770    14         17,385     15
                                        --------  ---             ------   ---       --------    ---
     Total................             $150,503   100%          $127,896   100%      $113,688    100%
                                       ========   ===           ========   ===       ========    ===

                  The Company's presentation graphics products are used largely by picture framers, graphic artists, display designers and photo laboratories, and include a range of BIENFANG and CENTAFOAM foam boards (which constitute a significant portion, although less than 40%, of presentation graphics products); TECHMOUNT dry mount adhesive products; pressure sensitive and dry mount adhesive products sold under the SEAL and ADEMCO-SEAL brands, as well as under the COLORMOUNT, SEALEZE, PRINT GUARD, PRINT MOUNT and GARDIAN brand names; THERMASHIELD laminating films; an array of mounting and laminating equipment sold under the CLEAR TECH, SEALEZE, and IMAGE brand names; and specialty tapes and films supplied under various private brands. The Company's art supply products are used primarily by commercial and amateur artists, and include commercial and fine art papers which the Company converts, finishes and sells under its BIENFANG brand name; various types of X-ACTO brand knives and blades;

SPEEDBALL paint markers and acrylic and water-color paints; and CONTE(2) pastels, crayons and related drawing products, for which the Company is the exclusive United States and Canadian distributor. The Company's hobby/craft products generally are used by hobbyists and craft enthusiasts and include SPEEDBALL print-making products; ACCENT MATS beveled-edge picture framing mats; SPEEDBALL ELEGANT WRITERS; LETTERSHOP calligraphy kits and PANACHE calligraphy products; a range of punch quilting products; PAPER KRAZE paper making and casting products; and X-ACTO brand tools and kits.

                  The Company consistently has sought to expand its art/craft business primarily through acquisitions of complementary businesses and of distribution rights to complementary products manufactured by others, through internal product development, and through broadened distribution. Major art/craft products introduced during the last several fiscal years include SINGLE STEP adhesive coated BIENFANG foam board; BIENFANG project display boards; ARMORCORE and STRATOCORE line of board products; PANACHE calligraphy products; LETTERSHOP calligraphy kits; punch quilting products; PAPER KRAZE papermaking and casting products; CLEAR TECH pouch laminators; IMAGE brand large format laminators; GARDIAN outdoor protective laminates and adhesives; PRINT MOUNT pressure sensitive adhesives; and THERMASHIELD laminating films. In 1993, the Company acquired IMAGE TECHNOLOGIES, Inc., a start-up company engaged in the development and production of large format laminators, which has allowed the Company to broaden its distribution into the digital imaging market.

                  In late April, 1995, the Company acquired the Centafoam business of Spicers, Ltd., a division of David S. Smith (Holdings) PLC, a United Kingdom manufacturer and marketers of a line of styrene-based foam board products, which will enable the Company to be more competitive in international foam board markets, as well as provide the Company with a base from which to build a rigid substrate business for sign and display markets in Europe.

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

--------
2.       Trademark of Conte S.A.

Sales and Marketing

                  General

                  The Company has over 12,000 active customers, the ten largest of which accounted for approximately 35% of its sales in fiscal 1995. Three of these ten largest customers were office products superstore chains. The largest single customer accounted for 9.4% of sales for that year. There is a continuing trend toward consolidation of wholesalers, dealers and superstores, particularly in the office products market, resulting in an increasing percentage of the Company's sales being attributable to a smaller number of customers. See Item 7 of this report.

                  Because most of the Company's sales are made from inventory, the Company generally operates without a material backlog. The Company's sales generally are not subject to material seasonal fluctuations. See Note 16 to Consolidated Financial Statements herein.

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

                  The Company maintains domestic distribution operations in Florence, Alabama; for office products; in Naugatuck, Connecticut; and Cottage Grove, Wisconsin, for art/craft products; and in Statesville, North Carolina, for both office and art/craft products.

                  Foreign Operations

                  The Company distributes its products in more than 60 foreign markets through its own sales force of eight area sales managers and 9 salespersons, and through over 30 independent sales agents and over 300 distributors.

                  Sales of office products and art/craft products represented approximately 40% and 60%, respectively, of the Company's export sales in fiscal 1995, with electrical and mechanical pencil sharpeners, paper punches, staplers, X-ACTO brand knives and blades, BIENFANG paper and foam board products, and pressure sensitive and dry mount adhesive products accounting for the major portion of these sales. Sales from foreign operations in Europe included principally presentation graphics products. See Note 17 to Consolidated Financial Statements herein for further information concerning the Company's foreign operations.

                  The Company maintains distribution operations in Ontario, Canada; Basildon, England; Kornwestheim, Germany and in Hong Kong.

                  Foreign operations are subject to the usual risks of doing business abroad, particularly currency fluctuations and foreign exchange controls. See also Note 1 to Consolidated Financial Statements herein for information concerning hedging.

Manufacturing and Production

                  The Company's operations include manufacturing and converting of products, as well as purchasing and assembly of various component parts. Excluding products for which it acts as a distributor, the vast majority of the Company's sales are of products which are either manufactured, converted or assembled by it. See Item 2 herein for information concerning the Company's major manufacturing facilities.

                  The Company customarily has more than one source of supply for its critical raw materials and component parts and its businesses have not been materially hindered by shortages or increased prices of such items. Although higher costs were experienced, particularly during the first three quarters of fiscal 1995 for commodities, such as wood, corrugated packaging material, steel and styrene plastic, the Company began experiencing moderation of prices of some of its raw materials near the end of fiscal 1995. However, management expects the price of some of its raw materials to continue to increase in fiscal 1996. See Item 7 herein.

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

                  Because of the fragmented nature of the office products and art/craft products businesses, the multiple markets served by the Company, and the absence of published market data, the Company generally is not able to determine with certainty its relative domestic or foreign market share for its various products. Nevertheless, the Company believes that it is among the leaders in domestic markets in a number of its products, including manual and electric pencil sharpeners; electronic staplers; metal desktop paper organizing products; BIENFANG foam board products; presentation graphics materials and equipment; X-ACTO brand knives and blades; and calligraphy products. The Company also believes that it is among the leaders in the United Kingdom picture framing and photomounting market for dry mounting products.

                  The Company considers product performance and brand recognition to be important competitive factors in its businesses, but competitive pricing and promotional discounts also have become increasingly important factors.

Trademarks, Patents and Licenses

                  The Company's business is not dependent, to a material extent, upon any patents. However, the Company regards its many trademarks as being of substantial value in the marketing of its various products. The following trademarks mentioned in this report are owned by the Company:
ACCENT MATS(R), ADEMCO-SEAL(TM), BEVIS(R), BEVIS(R) CONVERGENCE(TM), BEVIS(R) MEGAWORX(TM), BEVIS(R) ULTRAWORX(R), BEVIS(R) UNIWORX(R), BIENFANG(R), BOSTON(R), CALISE(TM), CENTAFOAM(TM), CLEAR TECH(R), COLORMOUNT(R), GARDIAN(TM), IMAGE(TM), LETTERSHOP(TM), LIT-NING(R), MEDIAMATE(R), MEDIAMATE DISCFINDER(TM),

MEDIAMATE(R), FASTRAC(R), MEDIAMATE(R) LASERRAK(R), MEDIAMATE ROLL'N RAK(R), PANACHE(R), PAPER KRAZE(TM), PRINT GUARD(R), PRINT MOUNT(R), SEAL(R), SEALEZE(R), SINGLE STEP(R), SPEEDBALL(R), SPEEDBALL(R) ELEGANT WRITERS(R), SPEEDBALL(R) FABRIC PAINTERS(TM), SPEEDBALL(R) PAINTERS(R), TECHMOUNT(R), THERMASHIELD(TM) and X-ACTO(R).

                  The Company also has been granted exclusive distribution rights in designated territories with respect to various products, including CONTE drawing products; Schwan-STABILO highlighter markers and writing instruments (the distribution rights to which in the U.S. and Canada were obtained in fiscal 1994), air cleaners, fans and heaters which are manufactured by other companies and sold by the Company under the BOSTON brand name; and PERFECT DATA(3) computer cleaning products. Such rights customarily are granted for limited periods, after which they expire or may be terminated at the option of the grantor. The Company's distribution rights generally are of limited duration (the longest usually not exceeding approximately seven years) and may be terminated or expire, in certain cases, with as little as approximately six months notice from the grantor of such rights. While the Company's business is not dependent upon any of these distribution rights (no line of such distributed products having accounted for as much as 3% of the Company's net sales in fiscal
1995), the loss of the right to market certain products could have an adverse effect on the Company's profitability.


Research and Development

                  During fiscal 1995, the Company spent approximately $1.7 million on Company-sponsored research and development, as compared with approximately $1.6 million in fiscal 1994 and $1.7 million in fiscal 1993.


Personnel

                  As of February 1, 1996, the Company had approximately 2,050 full-time employees.

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

--------
3.    Trademark of Perfect Data Corporation.

                  The Company is also involved on a continuing basis in monitoring its compliance with environmental laws and in making capital and operating improvements necessary to comply with existing and anticipated environmental requirements. Despite its efforts, the Company has been cited for occasional violations or alleged violations of environmental laws or permits and on several occasions has been named as a potentially responsible party for remediation of sites. Expenses incurred by the Company to date relating to violations of and compliance with environmental laws and permits and site remediation have not been material. While it is impossible to predict with certainty, management currently does not foresee such expenses in the future as having a material effect on the Company's business, results of operations or financial condition. See Note 13 to Consolidated Financial Statements herein.


Item 2.  Properties

                  The Company presently maintains its principal executive offices at One Commerce Square, 2005 Market Street, Philadelphia, PA 19103 in approximately 56,000 square feet of leased space under a sublease expiring in 2002.

                  The following table sets forth information with respect to certain of the other facilities of the Company:

        Industry         Primary                                       Approximate            Owned or
        segment          function                 Location                size                 leased
        --------         ---------                --------             -----------            --------
        Office           Manufacturing            Florence,            108,000 sq.            (1)
        Products         & Offices                KY                   ft. bldg.
                                                                       on 27 acres

                         Manufacturing,           Florence,            293,000 sq.            Owned
                         Distribution             AL                   ft. bldg.
                         & Offices                                     on 24 acres

                                                     ------------

        Art/Craft        Manufacturing            States-              219,000 sq.            (2)
        Products         & Offices                ville, NC            ft. bldg.
                                                                       on 13 acres

                         Manufacturing,           Naugatuck,           86,000 sq.             Leased
                         Distribution &           CT                   ft. bldg.              (exp. 2000)
                         Offices                                       on 15 acres

                         Manufacturing,           Basildon,            64,000 sq.             Owned
                         Distribution &           England              ft. in two
                         Offices                                       bldgs. on
                                                                       3 acres

                                                    ------------

        Industry         Primary                                       Approximate            Owned or
        segment          function                 Location                size                 leased
        --------         ---------                --------             -----------            --------
        Office           Manufacturing            States-              218,000 sq.            Owned
        Products         & Offices                ville,               ft. bldg.
        and Art/                                  NC                   on 16 acres
        Craft
        Products

                         Distribution             States-              320,000 sq.            Leased
                         & Offices                ville,               ft. bldg.              (exp. 2005)
                                                  NC

                         Distribution             Ontario,             59,000 sq.             Leased
                         & Offices                Canada               ft. bldg.              (exp. 2001)


-----------
(1) The construction and expansion of this facility was financed by the issuance of industrial revenue bonds by the City of Florence, Kentucky, which bonds have matured and been paid off. The City retains title to the property and leases it to the Company for a nominal consideration, and the Company has the option, subject to certain conditions, to purchase the property for a nominal consideration.

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


Item 3.  Pending Legal Proceedings

                  There currently are no material pending legal proceedings (within the meaning of the Form 10-K Instructions), other than routine litigation incidental to the business of the Company, to which the Company is a party or to which any of its property is subject. See Note 13 to Consolidated Financial Statements herein and Item 1-- "Environmental Matters" herein.


Item 4.  Submission of Matters to a Vote of Security Holders

                  No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year covered by this report.

                             Additional Information

                  The following information is furnished in this Part I pursuant to Instruction 3 to Item 401(b) of Regulation S-K:

                        Executive Officers of the Company

         Name                               Age                                 Position
         ----                               ---                                 --------
Robert B. Fritsch                           64                President and Chief Executive Officer

John W. Carney                              52                Vice President, Human Resources/Strategic
                                                              Planning

William E. Chandler                         52                Senior Vice President, Finance (Chief
                                                              Financial Officer), and Secretary

Spencer W. O'Meara                          49                Executive Vice President and General Manager

W. Ernest Precious                          54                Executive Vice President and General Manager

Eugene A. Stiefel                           48                Vice President, Information Services

                  The executive officers of the Company customarily are elected annually by the Board of Directors to serve, at the pleasure of the Board, for a period of one year or until their successors are elected. All of the executive officers of the Company, except for Messrs. Chandler and Stiefel have served in varying executive capacities with the Company for over five years.

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

Mr. Stiefel was elected an executive officer of the Company in April 1993. He joined the Company in February 1985 and has served as Vice President, Information Services since 1987.

                                  ------------

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

                                   -----------

                                     PART II


Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters

                  (a) The Company's common stock is traded on the New York Stock Exchange (trading symbol "HUN"). The following table sets forth the high and low quarterly sales prices of the Company's common stock during the two most recent fiscal years (all as reported by The Wall Street Journal):

                                        Fiscal Quarter
                                            1995
                   -----------------------------------------------------
                   First         Second             Third         Fourth
                   -----         ------             -----         ------
    High          $14 3/4        $15 1/2           $15 1/4        $18 3/8
    Low            12 5/8         13                13 1/2         13 3/4


                                        Fiscal Quarter
                                            1994
                   -------------------------------------------------------
                   First         Second             Third          Fourth
                   -----         ------             -----          ------
    High          $18 1/4       $18 1/4            $17             $16 5/8
    Low            15 1/8        15 1/4             15 1/8          14 1/4

                  See Note 12 to Consolidated Financial Statements herein for information concerning certain Rights which were distributed by the Company to shareholders and which currently are deemed to be attached to the Company's common stock.

                  (b) As of February 2, 1996, there were over 800 record holders of the Company's common stock, which number does not include shareholders whose shares were held in nominee name.

                  (c) During the past two fiscal years, the Company has paid regular quarterly cash dividends on its common stock at the following rates per share: 1995 - $.095 per quarter and 1994 - $.09 per quarter.

                  Certain of the Company's credit agreements contain restrictions on the Company's present and future ability to pay dividends. See Notes 2 and 8 to Consolidated Financial Statements herein.

Item 6.  Selected Financial Data

                  The following table contains selected financial data for each of the Company's last five fiscal years. This data should be read in conjunction with the Company's Consolidated Financial Statements (and related notes) appearing elsewhere in this report and with Item 7 of this report.

                                                          Year Ended
                            ---------------------------------------------------------------------------
                            Dec. 3,        Nov. 27,         Nov. 28,            Nov. 29,         Dec. 1,
                            1995(1)         1994             1993                 1992           1991(2)
                            -------        --------         --------            --------         -------
                                           (In thousands, except per share data)
Net Sales                  $313,881        $288,203         $256,150            $234,929         $228,622

Income from
 Continuing
 Operations                  15,335          17,197           14,928              13,302            9,586

Income from
 Continuing
 Operations Per
 Common Share                   .96            1.07              .93                 .83              .60

Total Assets                182,810         173,385          156,317             144,170          151,824

Long-Term Debt                3,559           3,559            3,003               6,160           17,271

Cash Dividends
  Per Share                     .38             .36              .35                 .34              .32

---------

(1) In fiscal 1995, the Company recorded a charge to net income of approximately $3.5 million, or $.22 per share, for anticipated costs relating to organizational changes and relocation and consolidation of operations.

(2) In fiscal 1991, the Company recorded a charge to net income of approximately $2.7 million, or $.17 per share, for anticipated costs relating to the relocation and consolidation of certain manufacturing and distribution operations.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Financial Condition

                  The Company's financial condition was further improved in fiscal 1995 with working capital increasing to $69.1 million at the end of fiscal 1995 from $64.6 million and $47.1 million at the end of fiscal 1994 and 1993, respectively. Net cash flows of $23.4 million, provided by operating activities in fiscal 1995 combined with available cash balances, were more than sufficient to fund additions to property, plant and equipment of $9.5 million, to pay cash dividends of $6.1 million, to repurchase shares of the Company's common stock for $2.8 million primarily for use in the Company's various compensation plans, and to fund a portion ($1.9 million) of the Centafoam acquisition. The Company acquired the Centafoam business of Spicers, Ltd., a division of David S. Smith (Holdings) PLC, for cash consideration and related costs aggregating $2.8 million. Centafoam, whose facilities are located in the United Kingdom, manufactures and markets a line of styrene-based foam board products. Net cash flows provided by operating activities were $20.8 million in fiscal 1994 and $23.2 million in fiscal 1993.

                  The return on average equity, before special charges and an accounting change discussed below, improved to 13.9% in fiscal 1995 from 13.8% in fiscal 1994 and 13.1% in fiscal 1993. The current ratio improved to 3.2 at the end of fiscal 1995 from 3.1 and 2.4 at the end of fiscal 1994 and 1993, respectively, and the percentage of debt to equity at the end of fiscal 1995 was further reduced to 3.2% from 3.5% and 5.3% for the same comparable years.

                  The Company's current assets increased to $100.1 million at the end of fiscal 1995 from $95.3 million at the end of fiscal 1994, largely attributable to a $2.6 million increase in inventories and a $1.7 million increase in cash and cash equivalents. The increase in inventories was due principally to additional inventories of new products, the Centafoam business acquisition and the anticipated higher sales volume.

                  Other non-current assets increased to $4.7 million at the end of fiscal 1995 from $2.4 million at the end of fiscal 1994, largely due to an increase in the cash surrender value of officers' life insurance.

                  Current liabilities were essentially unchanged at the end of fiscal 1995 from the levels at the end of fiscal 1994. The $1.4 million decrease in income taxes payable was principally due to lower earnings and a lower effective tax rate in fiscal 1995 than in fiscal 1994. The $1.2 million increase in other accrued expenses was largely due to the accrual associated with the provision for organizational changes and relocation and consolidation of operations discussed below.

                  Other non-current liabilities increased to $7.6 million at the end of fiscal 1995 from $5.5 million at the end of fiscal 1994 due to several factors, including the accrual associated with the provision referred to above and increases in pension liabilities.

                  At December 3, 1995, the Company had revolving credit agreements with three banks that provided borrowing capacity totaling $45 million. There were no borrowings under these agreements at the end of fiscal 1995.

         Recent Developments

                  On December 19, 1995, the Company purchased from Mary F. Bartol an aggregate of 2,150,165 of the Company's common shares for a cash purchase price of $16.32 per share in a private purchase transaction. On December 21, 1995, the Company commenced a tender offer to purchase up to 3,230,000 of its common shares at $17.00 net per share in cash. Aggregate of 2,954,378 shares were tendered to and purchased by the Company in January 1996 pursuant to the tender offer. The purchase price of the common shares purchased in the tender offer and estimated expenses pursuant to the offer aggregated $51.5 million. The Company also obtained a new five-year $125 million credit facility, of which $75 million was used to finance the shares repurchased from Mary F. Bartol and in the tender offer. This new credit facility replaced the revolving credit agreements discussed above which were in effect at December 3, 1995. (See Notes 2 and 8 of the Notes to the Consolidated Financial Statements.)

                  Management believes that funds generated from operations combined with the new credit facility will be sufficient to meet currently anticipated working capital and other capital and debt service requirements. Management currently anticipates expenditures for additions to property, plant and equipment to be approximately $11 million in fiscal 1996. If additional resources are needed, management believes that the Company could obtain funds at competitive costs.

         Results of Operations
         Comparison of Fiscal 1995 vs. 1994

                  The Company's 1995 fiscal year was comprised of 53 weeks, compared to 52 weeks for fiscal 1994.

                  Net Sales and Earnings. Net sales increased 8.9% to $313.9 million in fiscal 1995 from $288.2 million in fiscal 1994. The increase was primarily the result of higher unit volume, particularly from new products, and from average selling price increases of approximately 2%.

                  Office products sales increased 1.9% in fiscal 1995 to $163.4 million from $160.3 million in fiscal 1994 as a result of higher sales of office furniture products (up 16.6%) and desktop accessories and supplies (up 7.5%), partially offset by lower sales of mechanical and electromechanical products (down 10.2%). The sales growth in office furniture products was due primarily to higher sales of Bevis brand products, particularly folding tables, computer-related furniture, conference tables and screen panels. The sales increase in desktop accessories and supplies was the result of higher sales of MediaMate brand products and Schwan-STABILO brand products, partially offset by lower sales of Lit-Ning brand metal desk organizing products. The decrease in mechanical and electromechanical sales was largely due to lower sales of Boston brand products, particularly pencil sharpeners, manual staplers, paper punches and office machines. The decrease in Boston brand products was primarily attributable to lost distribution at some of the Company's large retail customers and to general softness in demand. Management is taking measures aimed at regaining such lost market share. Export sales of office products decreased 10.7% in fiscal 1995 as compared to fiscal 1994, primarily due to lower sales to Latin America (particularly Mexico) and to a lesser extent the Middle East and Europe.

                  Art/craft products sales of $150.5 million for fiscal 1995 increased 17.7% from fiscal 1994 sales of $127.9 million. This increase was led by higher sales of presentation graphics products, which were up 25.1% due to a combination of factors, including higher sales in Europe, growth in the digital imaging market and increases in sales of certain mounting and laminating products (e.g., Seal and Image mounting and laminating equipment and Bienfang and Centafoam brand foam boards). Sales of hobby/craft products increased 10.4%, largely due to higher sales of Speedball Elegant Writer calligraphy markers and Speedball Painters markers, as well as to the introduction of new products. Art supplies products sales were essentially unchanged in fiscal 1995 when compared to fiscal 1994. Export sales of art/craft products grew by 2.7% in fiscal 1995 from fiscal 1994. Foreign sales of art/craft products continued to increase substantially, growing 51.9% in fiscal 1995 as compared to fiscal 1994. This increase was due primarily to higher sales of presentation graphics products in Europe, which includes sales of products of Centafoam (acquired in late April, 1995). Excluding sales from the Centafoam business, foreign sales grew 33.9% in fiscal 1995.

                  The Company has experienced a 3% general decline in the rate of orders for its products during the first two months of fiscal 1996. Management is uncertain as to the reason for this and does not know if this is indicative of a trend.

                  Net income of $15.3 million, or $.96 per share, for fiscal 1995 decreased approximately 15% from fiscal 1994 due to several factors, including a provision in fiscal 1995 for organizational changes and relocation and consolidation of operations aggregating $5.3 million (approximately $3.5 million after income taxes, or $.22 per share) discussed below and the adoption of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," in fiscal 1994, the cumulative effect of which increased fiscal 1994 net income by $.8 million, or $.05 per share.

                  Gross Profit. The Company's gross profit margin decreased to 37.3% of net sales in fiscal 1995 from 39.3% in fiscal 1994. The decrease was primarily the result of changes in product sales mix (i.e., higher sales for certain office furniture products and higher foreign sales, which yield lower gross profit percentages than many of the Company's other products), higher raw material costs and lower sales and production volume of Boston brand products. The gross profit percentage for foreign sales was 28.5% in fiscal 1995 and 28.7% in fiscal 1994. Higher costs of commodities, such as wood, styrene plastics and corrugated packaging materials had the greatest impact on raw material cost increases.

                  During the latter part of fiscal 1995, the Company began to realize the positive effects of its selling price increases and to some extent, stabilization of prices of some of its raw materials. However, management expects the price of some of its raw materials to continue to increase in fiscal 1996.

                  Selling, Shipping, Administrative and General Expenses. Selling and shipping expenses decreased to 19.1% of net sales in fiscal 1995 from 20.3% in fiscal 1994, largely as a result of lower packing and shipping expense, primarily freight expenses, and lower sales commission expenses attributable to changes in customer sales mix.

                  Administrative and general expenses increased 3.5% to $28.3 million primarily as a result of salary and wage increases, offset partially by lower fees for professional services.

                  Provision for Organizational Changes and Relocation and Consolidation of Operations. During fiscal 1995, the Company recorded a pre-tax charge aggregating $5.3 million (approximately $3.5 million after income taxes, or $.22 per share) as a provision for costs relating to organizational changes and relocation and consolidation of certain manufacturing and distribution operations. The pre-tax charge was comprised of $2.4 million for costs expected to be incurred in connection with organizational changes being made to more effectively align the Company's organization with its markets, including the resignation and planned replacement of the Company's former Chairman and Chief Executive Officer, and $2.9 million for anticipated costs relating to the relocation and consolidation of its Hunt Data Products manufacturing and distribution operations located in Nuevo Laredo, Mexico, and Laredo, Texas, with its manufacturing facilities in Statesville, North Carolina and the move of the distribution operations of its Lit-Ning business from Florence, Kentucky, to Statesville. The relocation and consolidation of operations is expected to reduce costs and improve product quality and distribution performance. The provision included recognition of future lease obligations, write-off of property, plant and equipment, relocation costs, employee severance costs and other related costs. Approximately $2.2 million of this provision is included in liabilities as of December 3, 1995 which principally relates to future severance related payments. It is anticipated that the total pre-tax charge associated with the relocation and consolidation of operations and organizational changes will range from $6.1 million to $7.1 million, or from $.25 to $.32 per share. The remaining portion of these charges (ranging from $.03 to $.10 per share) is expected to be incurred during fiscal 1996.

                  Interest Income. Interest income increased $229,000 in fiscal 1995 from fiscal 1994 due primarily to higher average cash balances.

                  Provision for Income Taxes. The Company's effective tax rate decreased to 35.1% in fiscal 1995 from 36.5% in fiscal 1994. This decrease was principally a result of a reversal of valuation allowances relating to tax net operating loss carryforwards from the European operations.

         New Accounting Standards

                  SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," requires changes in accounting and reporting for impairments of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS No. 121 is effective for fiscal years beginning after December 15, 1995. Accordingly, the Company will adopt SFAS No. 121 when required. Management does not believe the adoption of SFAS No. 121 will have a material effect on its results of operations or financial condition.

                  SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based upon fair value or, alternatively, permits them to continue to apply the existing accounting rules contained in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25). Companies choosing not to adopt the expense recognition provisions of SFAS No. 123 are required to disclose pro forma net income and earnings per share data as if such provisions had been applied. The Company anticipates continuing to account for stock-based compensation in accordance with APB No. 25 and therefore the adoption of SFAS No. 123 will not have an impact on the Company's financial position or results of operations.

         Environmental Matters

                  The Company is involved, on a continuing basis, in monitoring its compliance with environmental laws and in making capital and operating improvements necessary to comply with existing and anticipated environmental requirements. Despite its efforts, the Company has been cited for occasional violations or alleged violations of environmental laws or permits and on several occasions has been named as a potentially responsible party for the remediation of sites. Expenses incurred by the Company for all years presented in the consolidated financial statements relating to violations of and compliance with environmental laws and permits and site remediation have not been material. While it is impossible to predict with certainty, management currently does not foresee such expenses in the future as having a material effect on the Company's business, results of operations or financial condition. (See Note 13 of the Notes to Consolidated Financial Statements.)

         Comparison of Fiscal 1994 vs. 1993

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

                  Art/craft products sales grew to $127.9 million in fiscal 1994 from $113.7 million in fiscal 1993 led by a 21.3% increase in sales of presentation graphics products. Sales of art supplies and hobby/craft products were essentially unchanged in fiscal 1994 from the levels in fiscal 1993. The presentation graphics products sales increase was largely the result of new products, growth in the digital imaging market, and improved economic conditions in the United Kingdom. Foreign sales of art/craft products grew 34.6%, and export sales were up 4.4% in fiscal 1994 from sales in fiscal 1993.

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

                  Gross Profit. Gross profit, as a percentage of net sales, decreased to 39.3% in fiscal 1994 from 40.1% in fiscal 1993 due to several factors, including changes in sales mix and higher raw material costs. Higher sales of certain furniture products and higher foreign sales, which yield lower gross profit percentages than the Company's other businesses, caused most of the gross profit percentage decrease attributable to changes in sales mix. The gross profit percentage for foreign sales was 28.7% in fiscal 1994 and 26.7% in fiscal 1993. Higher costs, particularly near the end of fiscal 1994, for commodities such as wood, corrugated packaging materials and styrene plastic were not offset by selling price increases due in large part to continued competitive pressures and the increasing power of superstores and other large customers in the office products area.

                  Selling, Shipping, Administrative and General Expenses. Selling and shipping expenses, as a percentage of net sales, were reduced to 20.3% in fiscal 1994 from 20.6% in fiscal 1993 largely as a result of lower sales commission expenses attributable to changes in customer sales mix. Lower freight expenses in the fourth quarter of fiscal 1994 also accounted for a portion of the decrease.

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

Item 9.  Disagreements on Accounting and Financial Disclosure
         Not applicable.

                                    PART III

Incorporated by Reference

                  The information called for by Item 10 "Directors and Executive Officers of the Registrant" (other than the information concerning executive officers set forth after Item 4 herein), Item 11 "Executive Compensation", Item 12 "Security Ownership of Certain Beneficial Owners and Management" and Item 13 "Certain Relationships and Related Transactions" is incorporated herein by reference to the Company's definitive proxy statement for its Annual Meeting of Shareholders scheduled to be held April 17, 1996, which definitive proxy statement is expected to be filed with the Commission not later than 120 days after the end of the fiscal year to which this report relates.

                                     PART IV

Item 14.          Exhibits, Financial Statement Schedules, and
                  Reports on Form 8-K

                  (a)  Documents Filed as a part of the Report

                       1. Financial Statements:

                                                                          Pages
                                                                          -----
                          Report of Independent Accountants                 F-1

                          Consolidated Statements of
                          Income for the fiscal years
                          1995, 1994 and 1993                               F-2

                          Consolidated Balance Sheets,
                          December 3, 1995 and
                          November 27, 1994                                 F-3

                          Consolidated Statements of
                          Stockholders' Equity
                          for the fiscal years 1995, 1994
                          and 1993                                          F-4

                          Consolidated Statements of
                          Cash Flows for the fiscal years
                          1995, 1994 and 1993                               F-5

                          Notes to Consolidated Financial                F-6-33
                          Statements

                       2.  Financial Statement Schedule:

                           II.  Valuation and Qualifying
                                Accounts for the fiscal years
                                1995, 1994 and 1993                        F-34


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

                       3.  Exhibits:

                           (3)  Articles of incorporation and bylaws:

                                (a)  Restated Articles of Incorporation, as
                                     amended (composite) (incorp. by ref. to Ex.
                                     4(a) to Reg. Stmt. No. 33-57105 on Form
                                     S-8) (reference also is made to Exhibit
                                     4(b) below for the Designation of Powers, Preferences, Rights and Qualifications of Preferred Stock).

                                (b) By-laws, as amended (incorp. by ref. to Ex. 3(b) to Form 10-Q for quarter ended May 28,
                                     1995).

                           (4) Instruments defining rights of security holders, including indentures:*


                                (a)  (1) Credit Agreement dated December 19,
                                     1995 between the Company and NationsBank, N.A. (incorp. by ref. to Ex. 9(b) to the Company's Schedule 13E-4 filed with the SEC on December 21, 1995 (the "1995 Schedule 13E-4"); (2) Amendment dated as of February 1, 1996 to Credit Agreement (filed herewith); and (3) Amendment dated as of February 26, 1996 to Credit Agreement (filed herewith).

                                (b) Rights Agreement dated as of August 8, 1990 (including as Exhibit A thereto the Designation of Powers, Preferences, Rights and Qualifications of Preferred Stock), between the Company and Mellon Bank (East),

                                     N.A., as original Rights Agent (incorp. by ref. to Ex. 4.1 to August, 1990 Form 8-K) and Assignment and Assumption Agreement dated December 2, 1991, with American Stock Transfer and Trust Company, as successor Rights Agent (incorp. by ref. to Ex. 4(d) to fiscal 1991 Form 10-K).

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

                                (b) 1978 Stock Option Plan, as amended, of the Company (incorp. by ref. to Ex. 28(a) to Reg. Stat. No. 33-25947 on Form S-8).**

                                (c) 1983 Stock Option and Stock Grant Plan, as amended, of the Company (filed herewith).**

                                (d) 1993 Stock Option and Stock Grant Plan of the Company, as amended (filed herewith).**

                                (e) 1988 Long-Term Incentive Compensation Plan of the Company (incorp. by ref. to Ex. 10(e) to fiscal 1994 Form 10-K).**

                                (f) Form of Stock Grant Agreement between the Company and Messrs. Carney, Chandler, O'Meara and Precious (filed herewith).**

                                (g) 1994 Non-Employee Directors' Stock Option Plan (incorp. by ref. to Ex. 10(f) to fiscal 1993 Form 10-K).**

                                (h) Loan and Security Agreement dated January 31, 1984, as amended, between the Company and Ronald J. Naples (incorp. by ref. to Ex. 10(g) to fiscal 1994 Form 10-K).**

                                (i) Loan and Security Agreement dated April 20, 1988 between the Company and Robert B. Fritsch (incorp. by ref. to Exh 10(h) to fiscal 1994 Form 10-K).**

                                (j)  (1) Form of Change in Control Agreement
                                     between the Company and various officers of the Company (incorp. by ref. to Ex. 10(i) to fiscal 1994 Form 10-K)** and (2) list of executive officers who are parties (filed herewith).**

                                (k) Employment-Severance Agreement between the Company and William E. Chandler (incorp. by ref. to Ex. 10(j) to fiscal 1993 Form 10-K).**

                                (l) (1) Supplemental Executive Benefits Plan of the Company, effective April 16, 1992, and
                                     (2) related Amended and Restated Trust
                                     Agreement, effective February 17, 1993
                                     (incorp. by ref. to Ex. 10(j) to fiscal
                                     1992 Form 10-K).**

                                (m)  Employment-Severance arrangements with
                                     Robert B. Fritsch (filed herewith).**

                                (n) Transition Agreement dated June 13, 1995 between the Company and Ronald J. Naples (incorp. by ref. to Form 10-Q for quarter ended Sept. 3, 1995)**.

                                (o) Stock Purchase Agreement, dated December 19, 1996 between the Company and Mary F. Bartol (incorp. by ref. to Ex. 9(c) to the 1995 Schedule 13E-4).

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

                                  -----------

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders
and the Board of Directors of
Hunt Manufacturing Co.:

We have audited the consolidated financial statements and the financial statement schedule of Hunt Manufacturing Co. and Subsidiaries listed in the index on page 20 of this Form 10-K. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hunt Manufacturing Co. and Subsidiaries as of December 3, 1995 and November 27, 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 3, 1995 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

As discussed in Notes 1 and 9 to the consolidated financial statements, the Company changed its method of accounting for income taxes in fiscal year 1994.



COOPERS & LYBRAND L.L.P.

2400 Eleven Penn Center
Philadelphia, Pennsylvania
January 15, 1996, except as to the
information presented in Notes 2 and 8,
for which the date is January 30, 1996

                     HUNT MANUFACTURING CO. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    for the fiscal years 1995, 1994 and 1993
                     (In thousands except per share amounts)

                                                              1995                1994               1993
                                                           (53 weeks)          (52 weeks)         (52 weeks)
                                                           ----------          ----------         ----------
Net sales                                                   $313,881            $288,203           $256,150

Cost of sales                                                196,720             174,927            153,353
                                                            --------            --------           --------

         Gross profit                                        117,161             113,276            102,797

Selling and shipping expenses                                 59,960              58,572             52,831

Administrative and general expenses                           28,296              27,338             25,405

Provision for organizational changes and
      relocation and consolidation of operations               5,342                  --                 --
                                                            --------            --------           --------

          Income from operations                              23,563              27,366             24,561

Interest expense (less $229, $354
       and $283 capitalized in 1995,
       1994 and 1993, respectively)                             (109)                (85)              (242)

Interest income                                                  571                 342                190

Other expense, net                                              (380)               (542)              (471)
                                                            --------            --------           --------

          Income before income taxes and
           cumulative effect of accounting change             23,645              27,081             24,038

Provision for income taxes                                     8,310               9,884              9,110
                                                            --------            --------           --------

         Income before cumulative effect of
          accounting change                                   15,335              17,197             14,928

Cumulative effect of change in
     accounting for income taxes                                  --                 795                 --
                                                            --------            --------           --------
         Net income                                         $ 15,335            $ 17,992           $ 14,928
                                                            ========            ========           ========
Average shares of common stock
      outstanding                                             16,003              16,102             16,107
                                                            ========            ========           ========
Earnings per common share:
        Income before cumulative effect
         of accounting change                                  $ .96              $ 1.07              $ .93

        Cumulative effect of change in
         accounting for income taxes                              --                 .05                 --
                                                            --------            --------           --------
         Net income per share                                  $ .96              $ 1.12              $ .93
                                                            ========            ========           ========

          See accompanying notes to consolidated financial statements.

                     HUNT MANUFACTURING CO. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                     December 3, 1995 and November 27, 1994
                (In thousands except share and per share amounts)


                      ASSETS                                    1995         1994
                                                               ------       ------
Current assets:
     Cash and cash equivalents                                $ 15,503     $ 13,807

     Accounts receivable, less allowance for doubtful
       accounts: 1995, $2,305; 1994, $2,510                     42,036       41,390

     Inventories                                                36,131       33,550

     Deferred income taxes                                       4,938        5,051

     Prepaid expenses and other current assets                   1,484        1,520
                                                              --------     --------

       Total current assets                                    100,092       95,318

Property, plant and equipment, at cost, less
   accumulated depreciation and amortization                    52,008       49,729

Excess of acquisition cost over net assets
   acquired, less accumulated amortization                      18,204       17,218

Intangible assets, at cost, less accumulated
   amortization                                                  7,793        8,764

Other assets                                                     4,713        2,356
                                                              --------     --------
                TOTAL  ASSETS                                 $182,810     $173,385
                                                              ========     ========

                      LIABILITIES
Current liabilities:
     Current portion of long-term debt                        $    766     $  1,003
     Accounts payable                                           10,759        9,782
     Accrued expenses:
       Salaries, wages and commissions                           5,446        5,742
       Income taxes                                              3,064        4,464
       Insurance                                                 2,449        2,430
       Compensated absences                                      1,673        1,741
       Other                                                     6,793        5,553
                                                              --------     --------
       Total current liabilities                                30,950       30,715

Long-term debt, less current portion                             3,559        3,559

Deferred income taxes                                            4,520        4,331

Other non-current liabilities                                    7,588        5,546

                      STOCKHOLDERS'  EQUITY
Capital stock:
     Preferred, $.10 par value, authorized 1,000,000
       shares (including 50,000 shares of Series A Junior
       Participating Preferred); none issued                        --           --

     Common, $.10 par value, authorized 40,000,000
       shares; issued:  1995 - 16,152,322 shares;
       1994 - 16,130,068 shares                                  1,615        1,613

Capital in excess of par value                                   6,434        6,217

Cumulative translation adjustment                                 (983)        (639)

Retained earnings                                              131,216      122,518

     Less cost of treasury stock:
     1995 - 159,159 shares; 1994 - 29,945 shares                (2,089)        (475)
                                                              --------     --------
       Total stockholders' equity                              136,193      129,234
                                                              --------     --------
                TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $182,810     $173,385
                                                              ========     ========


          See accompanying notes to consolidated financial statements.

                     HUNT MANUFACTURING CO. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    for the fiscal years 1995, 1994 and 1993
                (In thousands except share and per share amounts)

                                                              Common Stock        Capital     Cumulative
                                                           ------------------    Excess of    Translation      Retained
                                                           Issued    Treasury    Par Value    Adjustments      Earnings
                                                           ------    --------    ---------    -----------      --------
Balances, November 29, 1992 (issued 16,114,848
  shares; treasury 32,926 shares                           $1,611    $  (430)      $6,045        $(1,136)       $101,366

Net income                                                                                                        14,928
Cash dividends on common stock ($.35 per share)                                                                   (5,639)
Translation adjustments                                                                             (359)
Purchase of treasury stock (22,200 shares)                              (308)
Exercise of stock options (issued 10,473 shares;
   treasury 32,875 shares, net of shares received
   as payment upon exercise)                                    2        393          113                           (367)
Issuance of stock grants (treasury 3,617 shares)                          46                                           2
                                                           ------    -------       ------        -------        --------
Balances, November 28, 1993 (issued 16,125,321
  shares; treasury 18,634 shares)                           1,613       (299)       6,158         (1,495)        110,290

Net income                                                                                                        17,992
Cash dividends on common stock ($.36 per share)                                                                   (5,794)
Translation adjustments                                                                              856
Purchase of treasury stock (45,600 shares)                              (728)
Exercise of stock options (issued 1,988 shares;
   treasury 25,925 shares, net of shares received
   as payment upon exercise)                                             416           16                             25
Issuance of stock grants (issued 2,759 shares;
   treasury  8,364 shares)                                               136           43                              5
                                                           ------    -------       ------        -------        --------
Balances, November 27, 1994 (issued 16,130,068
  shares; treasury 29,945 shares)                           1,613       (475)       6,217           (639)        122,518

Net income                                                                                                        15,335
Cash dividends on common stock ($.38 per share)                                                                   (6,081)
Translation adjustments                                                                             (344)
Purchase of treasury stock (204,900 shares)                           (2,853)
Exercise of stock options (issued 8,044 shares;
   treasury 70,580 shares, net of shares received
   as payment upon exercise)                                    1      1,168           55                           (562)
Issuance of stock grants (issued 14,210 shares;
   treasury 5,106 shares)                                       1         71          162                              6
                                                           ------    -------       ------        -------        --------
Balances, December 3, 1995 (issued 16,152,322
  shares; treasury 159,159 shares)                         $1,615    $(2,089)      $6,434        $  (983)       $131,216
                                                           ======    =======       ======        =======        ========

          See accompanying notes to consolidated financial statements.

                     HUNT MANUFACTURING CO. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    for the fiscal years 1995, 1994 and 1993
                                 (In thousands)

                                                                              1995           1994           1993
                                                                              ----           ----           ----
Cash flows from operating activities:
Net income                                                                   $15,335        $17,992        $14,928
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                             8,758          8,039          7,664
     Provision for inventory obsolescence                                      1,778          2,083          1,598
     Provision for doubtful accounts                                             916            921          1,022
     Cumulative effect of change in accounting for income taxes                   --           (795)            --
     Deferred income taxes                                                       410         (1,155)          (456)
     Loss on disposals of property, plant and equipment                          184            634            571
     Provision (payments) for organizational changes and
       relocation and consolidation of operations                              4,109           (132)          (400)
     Issuance of stock under management incentive bonus
     and stock grant plans                                                       240            312             48
     Changes in operating assets and liabilities, net of
        acquisition of businesses:
          Accounts receivable                                                   (705)        (2,609)        (1,023)
          Inventories                                                         (4,332)        (7,485)        (4,639)
          Prepaid expenses and other current assets                               44          1,124           (922)
          Accounts payable                                                       529          1,352          2,847
          Accrued expenses                                                    (2,240)           400          2,009
          Other non-current assets and liabilities                            (1,660)         2,820            (50)
                                                                             -------        -------        -------
          Net cash provided by operating activities                           23,366         20,797         23,197
                                                                             -------        -------        -------
Cash flows from investing activities:
   Additions to property, plant and equipment                                 (9,523)        (9,305)       (10,339)
   Acquisition of businesses                                                   2,919             --         (1,051)
   Other, net                                                                   (667)          (620)             2
                                                                             -------        -------        -------
         Net cash used for investing activities                              (13,109)        (9,925)       (11,388)
                                                                             -------        -------        -------
Cash flows from financing activities:
   Proceeds from long-term debt                                                  930             --             --
   Payments of long-term debt, including current maturities                   (1,167)        (1,600)        (1,209)
   Purchases of treasury stock                                                (2,853)          (728)          (308)
   Proceeds from exercise of stock options                                       662            331            211
   Dividends paid                                                             (6,081)        (5,794)        (5,639)
   Other, net                                                                    (20)           (45)           (49)
                                                                             -------        -------        -------
         Net cash used for financing activities                               (8,529)        (7,836)        (6,994)
                                                                             -------        -------        -------

Effect of exchange rate changes on cash and cash equivalents                     (32)            (7)           (50)
                                                                             -------        -------        -------
Net increase in cash and cash equivalents                                      1,696          3,029          4,765

Cash and cash equivalents, beginning of year                                  13,807         10,778          6,013
                                                                             -------        -------        -------
Cash and cash equivalents, end of year                                       $15,503        $13,807        $10,778
                                                                             =======        =======        =======

          See accompanying notes to consolidated financial statements.

                     HUNT MANUFACTURING CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (In thousands except share and per share amounts)

                                      -----

1.       Summary of Significant Accounting Policies:
         ------------------------------------------

         Basis of Presentation:
         ---------------------

         The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. The Company's fiscal year ends on the Sunday nearest the end of November. Fiscal year 1995 ended December 3, 1995; fiscal year 1994 ended November 27, 1994 and fiscal year 1993 ended November 28, 1993. Fiscal year 1995 comprised 53 weeks; fiscal years 1994 and 1993 comprised 52 weeks.

         Cash Equivalents:
         ----------------

         The Company considers all highly liquid temporary cash investments purchased with a maturity of three months or less to be cash equivalents.

         Inventories:
         -----------

         Inventories are valued at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for over half of the inventories and by the first-in, first-out (FIFO) method for the remainder. The Company uses the FIFO method of inventory valuation for certain acquired businesses because the related products and operations are separate and distinct from the Company's other businesses.

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

         Excess of Acquisition Cost Over Net Assets Acquired and Intangible
         Assets:
         ------------------------------------------------------------------

         Excess of acquisition cost over net assets acquired relates principally to the Company's acquisitions of X-Acto (1981), Bevis Custom Tables, Inc. (1985), the Graphic Arts Group of Bunzl plc (1990) and Centafoam
         (1995). The Company's policy is to record an impairment loss against the net unamortized excess of acquisition cost over net assets acquired and net intangible assets in the period when it is determined that the carrying amount of the net assets may not be recoverable. The Company

                (In thousands except share and per share amounts)

                                     ------

1.       Summary of Significant Accounting Policies (continued):
         ------------------------------------------------------

         Excess of Acquisition Cost Over Net Assets Acquired and Intangible Assets (continued):
         ------------------------------------------------------------------

         performs this evaluation on a quarterly basis. This determination includes evaluation of factors such as current market value, future asset utilization, business climate and future net cash flows (undiscounted and without interest) expected to result from the use of the net assets.

         Depreciation and Amortization:
         -----------------------------

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

         Currency Translation:
         --------------------

         The assets and liabilities of subsidiaries having a functional currency other than the U.S. dollar are translated at the fiscal year-end exchange rate, while elements of the income statement are translated at the weighted average exchange rate for the fiscal year. The cumulative translation adjustment is recorded as a separate component of stockholders' equity. Gains and losses on foreign currency transactions are included in the determination of net income and are reflected in other expense, net. Such gains and losses were not material in any of the years presented in the consolidated financial statements.

         Income Taxes:
         ------------

         Effective November 29, 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes."
         The adoption of SFAS No. 109 changed the Company's method of accounting for income taxes from the deferral method under Accounting Principles Board Opinion No. 11 to an asset/liability approach. The adoption of

                (In thousands except share and per share amounts)

                                     ------

1.       Summary of Significant Accounting Policies (continued):
         ------------------------------------------------------

         Income Taxes (continued):
         ------------------------

         SFAS No. 109 has been recognized as the effect of a change in accounting principle and increased net income in fiscal 1994 by $795, or $.05 per share. The increase in net income results primarily from adjusting deferred tax balances to current tax rates. Financial statements for fiscal 1993 have not been restated.

         Hedging:
         -------

         In fiscal year 1995, the Company adopted SFAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments." Derivative financial instruments are used to hedge risk caused by fluctuating currency. The Company periodically enters into forward exchange contracts to hedge foreign currency transactions for periods generally consistent with its committed exposure. These transactions were not material in any of the years presented in the consolidated financial statements. Cash flows from hedges are classified in the statement of cash flows in the same category as the item being hedged. The Company does not hold or issue financial instruments for trading purposes.

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

         In fiscal year 1995, the Company adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits," which requires the accrual of postemployment benefits if the obligation is attributable to employees' services already rendered, employees' rights to those benefits accumulate or vest, payment of the benefits is probable and the amount of the benefits can be reasonably estimated. The adoption of this standard did not have a material effect on the Company's results of operations or financial condition.

                (In thousands except share and per share amounts)

                                     ------

1.       Summary of Significant Accounting Policies (continued):
         ------------------------------------------------------

         Environmental Matters:
         ---------------------

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

2.       Subsequent Events:
         -----------------

         On December 19, 1995, the Company purchased from Mary F. Bartol an aggregate of 2,150,165 of the Company's common shares for a cash purchase price of $16.32 per share, or $35.1 million in a private transaction. Mrs. Bartol is the widow of George E. Bartol III, the late Chairman of the Board, the mother-in-law of Gordon A. MacInnes, the current Chairman of the Board, and the mother of Victoria B.
         Vallely, another Director of the Company.

         On December 21, 1995, the Company commenced a tender offer to purchase up to 3,230,000 of the Company's common shares at a price of $17.00 net per share in cash. The Company purchased 2,954,378 common shares in January 1996 under the terms and subject to conditions of the tender offer. The aggregate purchase price of the common shares and estimated expenses pursuant to the offer was $51.5 million.

         On December 19, 1995 the Company also obtained a new five-year $125 million bank credit facility, consisting of a revolving credit facility in an amount up to $81.725 million, and an amortizing term loan in the amount of $43.275 million. This new credit facility replaces the revolving credit agreement discussed in Note 8 in effect at December 3,

                (In thousands except share and per share amounts)

                                     ------


2.       Subsequent Events (continued):
         -----------------------------

         1995. The Company used borrowings of $31.725 million under the revolving credit facility and $43.275 million pursuant to the term loan, together with cash on hand, to fund the purchase of common shares from Mrs. Bartol and common shares pursuant to the tender offer. The balance of the new credit facility will be available for working capital, strategic acquisitions, and general corporate purposes.

         The revolving credit facility matures on December 31, 2000. The term loan will amortize in twenty quarterly installments, consisting of four installments each of $1.202 million, $1.683 million, $2.404 million, $2.645 million, and $2.885 million, respectively. The first installment is due and payable March 31, 1996, and the last installment is due and payable December 31, 2000.

         The interest rates under the revolving credit facility (6.14% at January 30,1996) are at a base rate (defined as the higher of (i) the applicable prime rate of the bank and (ii) the federal funds rate plus 50 basis points) or, at the option of the Company, LIBOR plus a margin of between 40 and 72.5 basis points, the margin in each case to be adjusted quarterly based on the Company's leverage ratio (as defined in the new credit facility). The interest rates under the term loan (6.2% at January 30, 1996) are at the base rate or, at the option of the Company, LIBOR plus a margin of between 55 and 87.5 basis points, the margin to be adjusted quarterly based on the Company's leverage ratio.

         Commitment fees are payable to the bank under the new credit facility with respect to the aggregate amount of the revolving credit facility equal to a rate per annum of 15 basis points, payable quarterly. The Company will also pay to the bank an administration fee equal to $50 per annum.

         The new credit facility also contains certain representations, warranties, covenants, and conditions, including, but not limited to, requirements that the Company comply with certain financial covenants, including interest coverage, fixed charge coverage and leverage ratios, and maintenance of certain levels of net worth, and also contains limitations on liens, indebtedness, investments, changes in lines of business, acquisitions, transactions with affiliates, and modifications of certain documents. In addition, the new credit facility prohibits dividends and other distributions to shareholders unless a minimum fixed charge coverage ratio is satisfied after giving effect to such dividend or distribution; however, the Company does not presently anticipate that this dividend restriction will require any reduction from the Company's current dividend level.

                (In thousands except share and per share amounts)

                                     ------

2.       Subsequent Events (continued):
         -----------------------------

         The following table sets forth the unaudited pro forma effects on the financial results of the Company of the consummation of the purchase of common shares from Mary F. Bartol and the tender offer and related financing. The summary pro forma income statement data for the year ended December 3, 1995 assumes that the repurchase of common shares by the Company from Mary F. Bartol and the tender offer and the related financing had occurred as of November 28, 1994. The summary pro forma balance sheet data assumes that the repurchase of common shares by the Company from Mary F. Bartol and the tender offer and related financing had occurred as of December 3, 1995.

                     Summary Pro Forma Financial Information
                                   (unaudited)

                                                                        Pro forma         Pro forma
                                            As reported                 adjustment        as adjusted
                                            -----------                 ----------        -----------
         Income statement:

             Net income                      $ 15,335                   $(3,227)(a)         $ 12,108

             Net income per share                 .96                       .14 (b)             1.10


         Balance sheet:

           Working capital                  $  69,142                  $(16,754)(c)         $ 52,388

           Total assets                       182,810                   (11,070)(c)          171,740

           Total long-term debt                 4,325                    75,000 (c)           79,325

           Shareholders' equity               136,193                   (86,070)(c)           50,123

                  (a) Net increases, net of corresponding tax effects, in interest expense relating to the utilized portion of the new $125 million credit facility, as well as amortization of fees incurred in connection with the placement of the new credit facility and administrative fees associated therewith.

                (In thousands except share and per share amounts)

                                     ------


2.       Subsequent Events (continued):
         -----------------------------

                  (b) Per share data adjusted to reflect the adjustments described in notes (a) and (c). Pro forma average number of shares outstanding during the year ended December 3, 1995 was 10,996,000.

                  (c) Reflects the purchase of the Mary F. Bartol shares and the shares pursuant to the tender offer and related borrowings under the new credit facility.


3. Provision for Organizational Changes and Relocation and Consolidation of Operations:
         ---------------------------------------------------------------------

         During fiscal 1995, the Company recorded a pre-tax charge aggregating $5.3 million (approximately $3.5 million after income taxes, or $.22 per share) as a provision for costs relating to organizational changes and relocation and consolidation of certain manufacturing and distribution operations. The pre-tax charge was comprised of $2.4 million for costs expected to be incurred in connection with organizational changes being made to more effectively align the Company's organization with its markets including the resignation and planned replacement of the Company's former Chairman and Chief Executive Officer, and $2.9 million for anticipated costs relating to the relocation and consolidation of its Hunt Data Products manufacturing and distribution operations located in Nuevo Laredo, Mexico, and Laredo, Texas, with its manufacturing facilities in Statesville, North Carolina, and the move of the distribution operations of its Lit-Ning business from Florence, Kentucky, to Statesville. The relocation and consolidation of operations is expected to reduce costs and improve product quality and distribution performance. The provision included recognition of future lease obligations, write-off of property, plant, and equipment, relocation costs, employee severance costs, and other related costs. Approximately $2.2 million of this provision is included in liabilities as of December 3, 1995 which principally relates to future severance related payments. It is anticipated that the total pre-tax charge associated with the relocation and consolidation of operations and organizational changes will range from $6.1 million to $7.1 million, or from $.25 to $.32 per share. The remaining portion of these charges (ranging from $.03 to $.10 per share) is expected to be incurred during fiscal 1996.

4.       Business Acquisition:
         --------------------

         On April 29, 1995, the Company acquired the Centafoam business of Spicers, Ltd., a division of David S. Smith (Holdings) PLC, for cash

                (In thousands except share and per share amounts)

                                     ------

4.       Business Acquisition (continued):
         --------------------------------

         consideration and related costs aggregating approximately $2.8 million. Centafoam, whose facilities are located in the United Kingdom, manufactures and markets a line of styrene-based foam board products. Pro forma information is not presented as this acquisition had no material effect on the Company's results of operations or financial condition for fiscal years 1995 or 1994.

5.       Inventories:
         -----------

         The classification of inventories at the end of fiscal years 1995 and 1994 is as follows:

                              1995            1994
                            -------          -------
          Finished goods    $18,118          $17,242
          Work in process     5,452            5,807
          Raw materials      12,561           10,501
                            -------          -------
                            $36,131          $33,550
                            =======          =======


         Inventories determined under the LIFO method were $18,446 and $17,276 at December 3, 1995 and November 27, 1994, respectively. The current replacement cost for these inventories exceeded the LIFO cost by $6,226 and $5,881 at December 3, 1995 and November 27, 1994, respectively.

         Inventory quantities were reduced in fiscal years 1995, 1994 and 1993 resulting in a liquidation of certain LIFO inventories carried at lower costs prevailing in prior years. The effect of these reductions was to increase net income by $115, or $.01 per share, $315, or $.02 per share and $101, or $.01 per share, in fiscal years 1995, 1994 and 1993, respectively.


6.       Property, Plant and Equipment:
         -----------------------------

         Property, plant and equipment at the end of fiscal years 1995 and 1994 is as follows:

                (In thousands except share and per share amounts)

                                     ------

6.       Property, Plant and Equipment (continued):
         -----------------------------------------

                                                                          1995                      1994
                                                                          ----                      ----
                  Land and land improvements                            $  3,823                  $  3,859
                  Buildings                                               17,655                    17,683
                  Machinery and equipment                                 70,874                    66,708
                  Leasehold improvements                                     907                       661
                  Construction in progress                                 6,860                     6,981
                                                                       ---------                   -------
                                                                         100,119                    95,892
                  Less accumulated depreciation
                     and amortization                                     48,111                    46,163
                                                                         -------                   -------

                                                                        $ 52,008                   $49,729
                                                                         =======                    ======

         Depreciation expense was $6,669, $6,001, and $5,649 for fiscal years 1995, 1994 and 1993, respectively.

7.       Excess of Acquisition Cost Over Net Assets Acquired and Intangible
         Assets:
         ------------------------------------------------------------------
         Excess of acquisition cost over net assets acquired at the end of fiscal years 1995 and 1994 is as follows:

                                                                           1995                     1994
                                                                           ----                     ----
                  Excess of acquisition cost
                    over net assets acquired                            $ 21,902                   $20,298
                  Less accumulated amortization                            3,698                     3,080
                                                                        --------                  --------
                                                                        $ 18,204                   $17,218
                                                                        ========                  ========

         Intangible assets at the end of fiscal years 1995 and 1994 are as follows:

                                                                         1995                   1994
                                                                         ----                   ----
                  Covenants not  to compete                            $ 11,646                $11,648
                  Customer lists                                          1,510                  1,510
                  Patents                                                 1,533                  1,533
                  Trademarks                                              1,411                  1,418
                  Licensing agreements                                    1,154                  1,154
                  Other                                                   2,137                  1,829
                                                                       --------                -------
                                                                         19,391                 19,092
         Less accumulated amortization                                   11,598                 10,328
                                                                       --------                -------
                                                                       $  7,793                $ 8,764
                                                                       ========                =======

                (In thousands except share and per share amounts)

                                     ------

7.       Excess of Acquisition Cost Over Net Assets Acquired (continued):
         ---------------------------------------------------------------

         New Accounting Standard:
         -----------------------

         SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," requires changes in accounting and reporting for impairments of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS No. 121 is effective for fiscal years beginning after December 15, 1995. Accordingly, the Company will adopt SFAS No. 121 when required. Management does not believe the adoption of SFAS No. 121 will have a material effect on its results of operations or financial condition.


8.       Debt:
         ----

         Credit Agreements and Lines of Credit:
         -------------------------------------

         At December 3, 1995, the Company had revolving credit agreements with three banks that provide for unsecured borrowings up to $45 million. There were no borrowings under these agreements at December 3, 1995 or November 27, 1994. On December 19, 1995, the Company entered into a new five-year $125 million credit facility, consisting of a revolving credit facility in an amount up to $81.725 million, and an amortizing term loan in the amount of $43.275 million. This new credit facility agreement replaced the revolving credit agreements discussed above which were in effect at December 3, 1995. (See Note 2.)

         Long-Term Debt:
         --------------

         Long-term debt at the end of fiscal years 1995 and 1994 is as follows:

                                                                                   1995             1994
                                                                                   ----             ----

         Term loan                                                                    --         $   938
         Line of credit (a)                                                      $   766              --
         Capitalized lease obligation (See Note13)                                 2,000           2,000
         Industrial development revenue bond (b)                                   1,559           1,559
         Industrial development revenue bond                                          --              65
                                                                                 -------         -------
                                                                                   4,325           4,562
         Less current portion                                                        766           1,003
                                                                                 -------         -------
                                                                                 $ 3,559         $ 3,559
                                                                                 =======         =======

                (In thousands except share and per share amounts)

                                     ------

8.       Debt (continued):
         ---------------

         Long-Term Debt (continued):
         -------------------------

         (a) This line of credit is payable in April 1996. The interest is at a floating rate based on LIBOR (7.4375% at December 3, 1995).

         (b) This industrial development revenue bond has a maturity date of June 15, 1999. The interest rate (5.6875% at December 3,
                  1995) is 65% of the lending bank's average daily prime rate.

         The terms of certain financing agreements in effect at December 3, 1995 (but since terminated) contain, among other provisions, requirements for maintaining certain working capital and other financial ratios and restrictions on incurring additional indebtedness and obligate the Company to equally and ratably collateralize the indebtedness under such agreements if the Company grants or assumes certain liens on its assets. Under the most restrictive covenants, dividends and purchases of capital stock of the Company may not exceed, on a cumulative basis, $2 million plus cumulative net income of the Company at any time during the period beginning November 30, 1987. As of December 3, 1995, $73 million was available to the Company under this provision for future cash dividends and future purchases of its own capital stock.

         The capitalized lease obligation is collateralized by the property, plant and equipment described in Note 13.

         There are no maturities of long-term debt, including the capitalized lease, for two fiscal years subsequent to December 1, 1996 on debt in effect as of that date. In fiscal 1999 there will be an aggregate maturity of $1,559. (See Note 2 for other maturities.)

9.       Income Taxes:
         ------------

         Income before provision for income taxes consists of the following:

                                             1995                1994                1993
                                             ----                ----                ----
               Domestic                     $19,999              $24,935            $21,758
               Foreign                        3,646                2,146              2,280
                                            -------              -------            -------
                                            $23,645              $27,081            $24,038
                                            =======              =======            =======

                (In thousands except share and per share amounts)

                                     ------

9.       Income Taxes (continued):
         ------------------------

         The provision for income taxes consists of the following:

                                    1995          1994           1993
                                    ----          ----           ----
         Currently payable:

          Federal                 $  7,084      $  9,863       $  8,406
          State                        707         1,009            877
          Foreign                      109           167            283
                                  --------      --------       --------
                                     7,900        11,039          9,566
          Deferred                     410        (1,155)          (456)
                                  --------      --------       --------
                                  $  8,310      $  9,884       $  9,110
                                  ========      ========       ========

           The following is a reconciliation of the statutory federal income tax rate with the Company's effective income tax rate:

                                                                       1995           1994             1993
                                                                       ----           ----             ----
             Statutory federal rate                                    35.0%          35.0%            34.9%
             State income taxes, net of
                  federal tax benefit                                   1.8            2.1              2.2
             Tax benefit of loss carryforwards
                  of foreign subsidiaries                              (2.3)           (.4)              --

             Other, net                                                  .6            (.2)              .8
                                                                       ----           ----             ----
             Effective tax rate                                        35.1%          36.5%            37.9%
                                                                       ====           ====             ====

            Effective November 29, 1993, the Company adopted SFAS No. 109. (See
            Note 1.)

                (In thousands except share and per share amounts)

                                     ------

9.           Income Taxes (continued):
             ------------------------

             The significant components of deferred tax assets and liabilities at December 3, 1995 and November 27, 1994 consist of:

                                                         1995                              1994
                                               --------------------------         --------------------------
                                               Assets         Liabilities         Assets         Liabilities
                                               ------         -----------         ------         -----------
              Inventories                     $ 2,138              --            $ 2,609              --
              Accrued expenses                  3,277           $   499            2,705           $   443
              Allowance for doubtful
              accounts                            746              --                901              --
              Net operating loss
              carryforwards-foreign               207              --                821              --
              Pensions                          1,014               441              766               271
              Net operating loss
              carryforwards-states                347              --                313              --
              Depreciation and
              amortization                        759             6,701              497             6,044
                                              -------           -------          -------           -------
                                                8,488             7,641            8,612             6,758
              Valuation allowance                (429)             --             (1,134)             --
                                              -------           -------          -------           -------
                                              $ 8,059           $ 7,641          $ 7,478           $ 6,758
                                              =======           =======          =======           =======

             As of December 3, 1995, the Company had foreign net operating loss carry-forwards of approximately $600 which may be carried forward indefinitely, approximately $300 of which were acquired in connection with business acquisitions. To the extent that net operating loss carryforwards acquired in connection with business acquisitions are utilized in the future and the associated valuation allowance reduced, the tax benefit thereof will be allocated to reduce excess of acquisition cost over net assets acquired related to the acquisition.

             The valuation allowance of approximately $400 relates to net operating losses which are uncertain as to realizability as of December 3, 1995. The net change in the total valuation allowance for the year ended December 3, 1995 was a decrease of approximately $700. The Company has recognized approximately $130 of deferred tax assets relating to the likely future utilization of net operating losses. Of this amount, approximately $100 relates to net operating losses acquired in connection with business acquisitions.

                (In thousands except share and per share amounts)

                                     ------


9.           Income Taxes (continued):
             ------------------------

             Deferred income taxes at November 28, 1993 relate to the following timing differences between amounts reported for financial accounting and income tax purposes:

                    Depreciation                      $  53
                    Provision for relocation
                     and consolidation of
                     operations                          61
                    Other, net                         (570)
                                                      -----
                                                      $(456)
                                                      =====

10.          Employee Benefit Plans:
             ----------------------

             Pension Plans:
             -------------

             Net pension costs for fiscal years 1995, 1994 and 1993 consist of the following:

                                                      1995              1994              1993
                                                      ----              ----              ----
              Service cost-benefits earned
                     during the period               $ 1,901           $ 2,049           $ 1,580
              Interest cost on projected
                   benefit obligation                  2,387             2,155             1,852
              Actual return on plan assets            (4,749)           (1,031)           (1,863)
              Net amortization and deferral            2,643              (759)              107
                                                     -------           -------           -------

              Net pension costs                      $ 2,182           $ 2,414           $ 1,676
                                                     =======           =======           =======

             Net amortization and deferral consists of the deferral of the excess of actual return on assets over estimated return and amortization of the net unrecognized transition asset on a straight-line basis, principally over 15 years.

                (In thousands except share and per share amounts)

                                     ------

10.           Employee Benefit Plans (continued):
              ----------------------------------

              Pension Plans (continued):
              -------------------------

             The funded status of the Company's pension plans at September 30, 1995 and 1994 (dates of actuarial valuations) is as follows:

                                                              1995                           1994
                                                    -------------------------     -------------------------
                                                    Overfunded    Underfunded     Overfunded    Underfunded
                                                    ----------    -----------     ----------    -----------
Plan assets at fair value                            $ 32,192       $    728       $ 26,227       $    643
                                                     --------       --------       --------       --------
 Actuarial present value of benefit obligations:
   Vested                                              23,324          2,429         18,434          1,715
   Non-vested                                              79            390             67            185
                                                     --------       --------       --------       --------
Accumulated benefit obligation                         23,403          2,819         18,501          1,900

Effect of increase in
compensation                                            8,634          1,396          7,999            818
                                                     --------       --------       --------       --------
Projected benefit obligation                           32,037          4,215         26,500          2,718
                                                     --------       --------       --------       --------
Projected benefit obligation less
than (in excess of) plan assets                           155         (3,487)          (273)        (2,075)
Unrecognized net (gain) loss                              123            816             (7)            89
Unrecognized transition asset                          (1,457)           (16)        (1,668)           (19)
Unrecognized prior service cost                           495          1,344            754          1,102
Minimum liability adjustment                             --             (763)          --             (355)
                                                     --------       --------       --------       --------
Pension liability                                    $   (684)      $ (2,106)      $ (1,194)      $ (1,258)
                                                     ========       ========       ========       ========

             Pension costs are determined using the assumptions as of the beginning of the year. The funded status is determined using the assumptions as of the date of the actuarial valuation and is deemed overfunded or underfunded based on a comparison of the plan assets at fair value with the accumulated benefit obligation. Plan assets consist principally of common stock and U.S. Government and corporate obligations.

                (In thousands except share and per share amounts)

                                     ------

10.     Employee Benefit Plans (continued):
        ----------------------------------

        Pension Plans (continued):
        -------------------------

             Significant assumptions as of the dates of actuarial valuations include:

                                                             1995           1994          1993
                                                             -----          ----          ----
             Discount rate                                   7.50%          8.00%         7.00%
             Rate of increase in
               compensation levels                           6.00%          6.00%         6.00%
             Expected long-term rate of
               return on plan assets                         7.50%          7.50%         7.50%

             Supplemental Executive Benefits Plan:
             ------------------------------------

             The Company has instituted a nonqualified, Supplemental Executive Benefits (retirement) Plan covering all officers. Expenses of $505, $394 and $331 in fiscal years 1995, 1994 and 1993, respectively, relating to this plan were actuarially determined and are included in the pension costs described above. In 1994 the Company added an elective salary deferral feature to this plan. Contributions to this portion of the plan by the Company were $32 for fiscal 1995.

             Employee Savings Plan:
             ---------------------

             The Company has a defined contribution 401(k) plan available to a majority of its employees in the United States. For participating employees, the Company matches 25 cents for each dollar contributed up to a maximum of 6% of pre-tax compensation, subject to limitations of the plan and the Internal Revenue Code. Contributions to the 401(k) plan by the Company were $433, $407 and $379 for fiscal years 1995, 1994 and 1993, respectively.

                (In thousands except share and per share amounts)

                                     ------

11.          Stock Option, Stock Grant and Long-Term Incentive Compensation
             Plans:
             --------------------------------------------------------------

             In 1993 the Company adopted the 1993 Stock Option and Stock Grant Plan which replaced the expired 1983 Stock Option and Stock Grant Plan. The 1993 plan authorizes the issuance of up to 1,750,000 common shares, of which up to 525,000 may be issued in the form of stock grants. The terms of the 1993 plan are essentially similar to the terms of the 1983 plan described below.

             The Company's 1983 Stock Option and Stock Grant Plan and the 1978 Stock Option Plan expired by their terms in February 1993 and November 1988, respectively, and, while incentive stock options granted under them remain outstanding, no further options may be granted under these two plans. Under the 1983 plan, common shares were authorized for the granting of incentive stock options, nonqualified stock options and stock grants to key employees, provided that stock grants may be made for no more than 373,125 common shares. The option price of options granted under the plan may not be less than the market value of the shares at the date granted. Options may be granted for terms of between two and ten years and generally become exercisable not less than one year following the date of grant.

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

                (In thousands except share and per share amounts)

                                     ------

11.          Stock Option, Stock Grant and Long-Term Incentive (continued):
             -------------------------------------------------------------

             A summary of options under the Company's stock option plans is as follows:

                                                                  1993 Plan                                    1983 Plan
                                                                  ---------                                    ---------
                                                             1995              1994                  1995                  1994
                                                             ----              ----                  ----                  ----
              Outstanding, beginning of year               363,400                 --                730,003              779,004
              Options granted                              317,300              388,100                 --                   --

              Options exercised (at an average
                 price per share of $9.55 and
                 $12.49, respectively)                        --                   --                (89,561)             (31,501)
              Options expired                                 --                   --                   --                   --
              Options terminated                           (45,900)             (24,700)              (8,600)             (17,500)
                                                        ----------           ----------           ----------           ----------

              Outstanding, end of year                     634,800              363,400              631,842              730,003
                                                        ==========           ==========           ==========           ==========

              Average option price per share            $    15.05           $    15.79           $    13.95           $    13.44

              Outstanding exercisable options,
                 end of year                                  --                   --                631,842              596,803

              Shares reserved for future
                 stock options and grants                1,115,200            1,386,600                 --                   --

             In 1993 there were 102,282 and 855 options exercised at an average price of $10.47 and $6.22 under the 1983 and 1978 plans, respectively. At the end of both 1995 and 1994 there remained 2,638 outstanding exercisable options at an average option price per share of $10.58 relating to the 1978 plan.

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

             As of the end of fiscal 1995, an aggregate of 85,122 shares had been earned under this plan (19,114, 17,042 and 13,394 shares in fiscal years 1995, 1994 and 1993, respectively, and 35,572 shares in all previous years), and an aggregate of 41,558 shares were subject to outstanding unvested grants. There is no stated limitation on the aggregate amount of cash payable under this plan, but the maximum amount (in cash and/or shares) which may be paid to

                (In thousands except share and per share amounts)

                                     ------

11.          Stock Option, Stock Grant and Long-Term Incentive (continued):
             -------------------------------------------------------------

             a participant under all long-term incentive awards under the plan with respect to the same performance period may not exceed 125% of the participant's base salary in effect at the time the award initially was made. The charges to administrative and general expenses relating to this plan were $186, $532 and $563 in fiscal years 1995, 1994 and 1993, respectively.

             In fiscal 1994, the Company adopted the 1994 Non-Employee Directors' Stock Option Plan authorizing the granting of up to an aggregate of 90,000 common shares to non-officer directors of the Company. Options to purchase an aggregate of 45,000 common shares at $16.875 per share were automatically granted in January 1994 in equal amounts to each of the non-officer directors of the Company. Options granted under this plan extend for a term of ten years and become exercisable at the rate of 20% per year over five years commencing one year after the date of grant. No other options have been granted and as of December 3, 1995 no options have been exercised.

             Other Grants:
             ------------

             During 1995 the Company made stock grants in the amount of 84,759 common shares to certain officers and other employees. By their terms, these grants will vest at varying times during 1997. The charge to administrative and general expense with respect to these grants was $310 in fiscal year 1995.

             New Accounting Standard:
             -----------------------

             SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based upon fair value or, alternatively, permits them to continue to apply the existing accounting rules contained in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25). Companies choosing not to adopt the expense recognition provisions of SFAS No. 123 are required to disclose pro forma net income and earnings per share data as if such provisions had been applied. The Company anticipates continuing to account for stock-based compensation in accordance with APB No. 25 and therefore the adoption of SFAS No. 123 will not have an impact on the Company's financial position or results of operations.

12.          Shareholders' Rights Plan:
             -------------------------

             In 1990 the Company adopted a Shareholders' Rights Agreement and declared a dividend of one right (a "Right") for each outstanding share of the Company's common shares held of record as of the close of business on August 22, 1990.

                (In thousands except share and per share amounts)

                                     ------

12.          Shareholders' Rights Plan (continued):
             -------------------------------------

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

13.          Commitments and Contingencies:
             -----------------------------

             Leases:
             ------

             The capitalized lease obligation (see Note 8) represents the amount payable under a lease which is, in substance, an installment purchase. Property, plant and equipment includes the following assets under a capital lease:

                                                 1995              1994
                                                 ----              ----
              Land                              $   314           $   314
              Buildings                           2,632             2,632
              Machinery and equipment             1,009             1,009
              Accumulated depreciation           (2,853)           (2,746)
                                                -------           -------
                                                $ 1,102           $ 1,209
                                                =======           =======

             The Company has the option to purchase the above assets at any time during the term of the lease for amounts sufficient to redeem and retire the underlying lessor debt obligation. The capitalized lease obligation has one principal payment at maturity on June 15, 2004.

             The minimum rental commitments under all noncancellable leases as of December 3, 1995 are as follows:

                (In thousands except share and per share amounts)

                                     ------

13.         Commitments and Contingencies (continued):
            ----------------------------------------

            Leases (continued):
            ------------------

             Fiscal                           Operating
             Period                            Leases
             ------                           ---------
              1996                            $ 3,744
              1997                              3,145
              1998                              2,701
              1999                              2,646
              2000                              2,636
              Thereafter                        8,248
                                              -------
              Minimum lease payments          $23,120

           Rent expense, including related real estate taxes charged to operations, amounted to $4,637, $3,912 and $4,217 for fiscal years 1995, 1994 and 1993, respectively.

           Contingencies:
           -------------

           The Company has employment/severance (change in control) agreements with its officers under which severance payments and benefits would become payable in the event of specified terminations of employment following a change in control (as defined) of the Company. The Company also has a termination policy applicable to other employees which provides severance payments and benefits in the event of certain terminations of employment. In the event of a change in control of the Company and subsequent termination of all employees, the maximum contingent severance liability would have been approximately $16.6 million at December 3, 1995.

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

                (In thousands except share and per share amounts)

                                     ------

13.        Commitments and Contingencies (continued):
           -----------------------------------------

           Contingencies (continued):
           -------------------------

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

14.        Research and Development:
           ------------------------

           Research and development expenses were approximately $1,705, $1,606 and $1,657 in fiscal years 1995, 1994 and 1993, respectively.

15.        Cash Flow Information:
           ---------------------

           Cash payments for interest and income taxes (net of refunds) were as follows:

                                      1995            1994            1993
                                      ----            ----            ----
              Interest paid          $  282          $  408          $  580
              Income taxes            8,941           9,481           8,761

           Excluded from the Consolidated Statements of Cash Flows are the effects of certain non-cash investing and financing activities relating to certain acquisitions as follows:

                                                 1995       1994        1993
                                                 ----       ----        ----
           Fair value of assets acquired        $3,863       --        $1,512
           Liabilities assumed or created          944       --           461

                (In thousands except share and per share amounts)

                                     ------

16.        Quarterly Financial Data (unaudited):
           ------------------------------------

           Results of operations for each of the quarters during fiscal years 1995 and 1994 are as follows:

                                                                      1995
                                                                      ----
                                         First         Second         Third          Fourth         Total
                                         -----         ------         -----          ------         -----
            Net sales                  $ 70,530       $ 74,881       $ 86,302       $ 82,168       $313,881
            Gross profit                 25,642         28,086         31,247         32,186        117,161
            Net income                    3,347          2,934          3,655          5,399         15,335
            Net income per share            .21            .18            .23            .34            .96

                                                                       1994
                                                                       ----
                                         First         Second          Third         Fourth         Total
                                         -----         ------          -----         ------         -----
            Net sales                  $ 64,550       $ 69,023       $ 75,765       $ 78,865       $288,203
            Gross profit                 25,155         27,866         29,350         30,905        113,276
            Net income                    3,798          4,088          4,391          5,715         17,992
            Net income per share            .24            .25            .27            .36           1.12

      The second, third and fourth quarters of fiscal 1995 results include charges to net income of approximately $1.4 million, or $.09 per share; $1.0 million, or $.06 per share; and $1.1 million, or $.07 per share, respectively, relating to the provision for organizational changes and relocation and consolidation of operations as described in Note 3. The third quarter of fiscal years 1995 and 1994 contained 14 weeks and 13 weeks, respectively.

      The first quarter of fiscal 1994 results include the cumulative effect of a change in accounting for income taxes (adoption of SFAS No. 109) which increased net income by $.8 million, or $.05 per share.

17.   Industry Segment Information:
      ----------------------------

      The Company operates in two industry segments, Office Products and Art/Craft Products. Total export sales aggregated $20,559 in fiscal 1995, $21,235 in fiscal 1994 and $21,580 in fiscal 1993, of which $12,921,
      $11,844 and $11,619 in fiscal years 1995, 1994 and 1993, respectively, were made in Canada.

      Operating profits include all revenues and expenses of the reportable segment except for general corporate expenses, interest expense, interest income, other expenses, other income and income taxes.

      Identifiable assets are those assets used in the operations of each business segment.

                (In thousands except share and per share amounts)

                                     ------

17.    Industry Segment Information (continued):
       ----------------------------------------

       Corporate assets include cash and miscellaneous other assets not identifiable with any particular segment. Capital additions include amounts related to acquisitions.

                                      Office          Art/Craft         Corp.
          Fiscal Year 1995           Products          Products        Assets      Consolidated
          ----------------           --------         ---------        ------      -------------
          Net sales                  $ 163,378        $ 150,503                       $ 313,881
                                     =========        =========                       =========

          Operating profit *         $   6,966        $  21,678                       $  28,644
                                     =========        =========

          General corporate                                                              (5,081)
          Interest expense                                                                 (109)
          Interest income                                                                   571
          Other expense, net                                                               (380)
                                                                                      ---------
          Income before income
                 taxes                                                                $  23,645
                                                                                      =========

          Identifiable assets        $  78,272        $  77,310       $  27,228       $ 182,810
                                     =========        =========       =========       =========

          Capital additions **       $   5,619        $   3,550       $   1,473       $  10,642
                                     =========        =========       =========       =========

          Depreciation and
                 amortization        $   4,494        $   3,676       $     588       $   8,758
                                     =========        =========       =========       =========

       * Includes the provision for organizational changes and relocation and consolidation of operations which reduced the office products operating profit by $4.1 million and art/craft products operating profit by $1.2 million.

      ** Includes $1.1 million of capital additions relating to business acquisitions.

                (In thousands except share and per share amounts)

                                     ------

17.    Industry Segment Information (continued):
       ---------------------------------------

                                      Office          Art/Craft         Corp.
       Fiscal Year 1994              Products         Products         Assets      Consolidated
       ----------------              --------         ---------        ------      -------------
       Net sales                     $160,307          $127,896                       $288,203
                                     ========          ========                       ========

       Operating profit              $ 12,172          $ 21,211                       $ 33,383
                                     ========          ========

       General corporate                                                                (6,017)
       Interest expense                                                                    (85)
       Interest income                                                                     342
       Other expense, net                                                                 (542)
                                                                                      --------
       Income before income
              taxes                                                                   $ 27,081
                                                                                      ========

       Identifiable assets           $ 80,218         $ 70,362         $ 22,805       $173,385
                                     ========         ========         ========       ========

       Capital additions             $  5,923         $  3,109         $    273       $  9,305
                                     =========        ========         ========       ========

       Depreciation and
              amortization           $  4,123         $  3,286         $    630       $  8,039
                                     ========         ========         ========       ========

                                      Office          Art/Craft         Corp.
       Fiscal Year 1993              Products          Products        Assets      Consolidated
       ----------------              --------         ---------        ------      -------------
       Net sales                     $142,462         $113,688                       $256,150
                                     ========          =======                       ========

       Operating profit              $ 11,411         $ 18,832                       $ 30,243
                                     ========         ========

       General corporate                                                               (5,682)
       Interest expense                                                                  (242)
       Interest income                                                                    190
       Other expense, net                                                                (471)
                                                                                     --------
       Income before income
              taxes                                                                  $ 24,038
                                                                                     ========

       Identifiable assets           $ 74,098         $ 67,619        $ 14,600       $156,317
                                     ========         ========         =======       ========

       Capital additions             $  5,559         $  4,082       $      698      $ 10,339
                                     ========         ========        =========      ========

       Depreciation and
              amortization           $  3,898         $  3,234       $      532      $  7,664
                                     ========         ========        =========      ========

                (In thousands except share and per share amounts)

                                     ------

17.    Industry Segment Information (continued):
       ----------------------------------------

       The Company's operations by geographical areas for fiscal years 1995, 1994 and 1993 are presented below. Intercompany sales to affiliates represent products which are transferred between geographic areas on a basis intended to reflect as nearly as possible the market value of the products.

                                                                                 Adjustments
                                                                                     and
    Fiscal Year 1995               North America      Europe     Corporate      Eliminations    Consolidated
    ----------------               -------------      ------     ---------      ------------    ------------
    Net sales:

    Customers                         $285,313       $ 28,568                           --         $313,881
    Intercompany                         8,866          3,257                      $(12,123)           --
                                      --------       --------                      --------        --------

    Total                             $294,179       $ 31,825                      $(12,123)       $313,881
                                      ========       ========                      ========        ========

    Operating profit                  $ 26,622       $  2,022                           --         $ 28,644
                                      ========       ========                      ========        ========

    Identifiable assets               $131,496       $ 24,086       $ 27,228            --         $182,810
                                      ========       ========       ========       ========        ========

                                                                                 Adjustments
                                                                                     and
    Fiscal Year 1994               North America      Europe     Corporate      Eliminations    Consolidated
    ----------------               -------------      ------     ---------      ------------    ------------
    Net sales:

    Customers                         $268,710      $ 19,493                           --          $288,203
    Intercompany                         5,060         2,154                      $ (7,214)           --
                                      --------      --------                        --------       --------

    Total                             $273,770      $ 21,647                      $ (7,214)        $288,203
                                      ========      ========                      ========         ========

    Operating profit                  $ 32,648      $    735                           --          $ 33,383
                                      ========      ========                      ========         ========

    Identifiable assets               $131,310      $ 19,270       $ 22,805            --          $173,385
                                      ========      ========       ========        ========        ========

                (In thousands except share and per share amounts)

                                     ------

17.  Industry Segment Information (continued):
     ----------------------------------------

                                                                            Adjustments
                                                                                and
    Fiscal Year 1993          North America      Europe     Corporate      Eliminations   Consolidated
    ----------------          -------------      ------     ---------      ------------   ------------
    Net sales:

    Customers                   $241,059         $ 15,091                           --       $256,150
    Intercompany                   2,941            1,640                     $ (4,581)           --
                                --------         --------                     --------       --------

    Total                       $244,000         $ 16,731                     $ (4,581)      $256,150
                                ========         ========                     ========       ========

    Operating profit            $ 30,203         $     40                           --       $ 30,243
                                ========         ========                     ========       ========

    Identifiable assets         $124,841         $ 16,876       $ 14,600            --       $156,317
                                ========         ========       ========      ========       ========


18.  Financial Instruments:
     ---------------------

         Off-Balance Sheet Risk:
         ----------------------

         Letters of credit are issued by the Company during the ordinary course of business through major domestic banks as required by certain vendor contracts. As of December 3, 1995 and November 27, 1994, the Company had outstanding letters of credit for $400 and $216, respectively.

         Concentrations of Credit Risk:
         -----------------------------

         Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade receivables. The Company places its temporary cash investments ($13.7 million and $11.7 million at December 3, 1995 and November 27, 1994, respectively) with quality financial institutions and, by policy, limits the amount of credit exposure to any one financial institution.

         The Company provides credit, in the normal course of business, to a large number of distributors and retailers and generally does not require collateral or other security to support customer receivables. Management believes that concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base, their dispersion across many different industries and geographies with no single customer accounting for more than 10% of net sales; however, the Company's ten largest customers account for approximately 37% and 32% of accounts receivable at December 3, 1995 and November 27, 1994, respectively. The Company

                (In thousands except share and per share amounts)

                                     ------

18.  Financial Instruments (continued):
     ---------------------------------

         performs ongoing credit evaluations of its customers, maintains allowances for potential credit losses and carries credit insurance coverage for most of its large customer accounts.

         Fair Value:
         ----------

         The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

         Cash and cash equivalents -
         -------------------------

         The carrying amount approximates fair value because of the short maturity of these instruments.

         Debt (excluding capital lease obligation) -
         ----------------------------------------

         The fair value of the Company's debt is estimated based on the current rates offered to the Company for debt of the same remaining maturities.

         The estimated fair values of the Company's financial instruments at December 3, 1995 and November 27, 1994 are as follows:

                                           1995                                    1994
                               ---------------------------              -------------------------
                                Carrying           Fair                   Carrying         Fair
                                 Amount            Value                   Amount          Value
                                --------           -----                  --------         ------
         Cash and cash
         equivalents             $15,503          $15,503                  $13,807         $13,807

         Debt (excluding
         capital lease
         obligation)               2,325            2,303                    2,561           2,523


         Debt and Equity Securities:
         --------------------------

         In fiscal 1995 the Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires changes in accounting and reporting for certain investments in debt and equity securities. The adoption of this standard had no effect on the Company's results of operations or financial condition.

                 SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS
                    for the fiscal years 1995, 1994 and 1993
                                 (in thousands)


                   Column A                           Column B             Column C             Column D        Column E
                   --------                           --------             --------             --------        --------
                                                                          Additions
                                                                          ---------
                                                     Balance at     Charged to    Charged to                   Balance at
                                                     Beginning      Costs and       Other                        End of
                Classification                       Of Period       Expenses      Accounts     Deductions       Period
                --------------                       ----------     ----------    ----------    ----------     -----------
 1995:
 -----

       Allowance for doubtful accounts                 $2,510         $  916         $ --        $1,121(A)        $2,305
                                                       ======         ======         ====        ======           ======


       Reserve for customer returns and deductions     $1,267         $  735         $ --        $  281(C)        $1,721
                                                       ======         ======         ====        ======           ======


       Reserve for inventory obsolescence              $3,530         $1,778         $ --        $2,887(D)        $2,421
                                                       ======         ======         ====        ======           ======


  1994:
  -----

       Allowance for doubtful accounts                 $2,643         $  921         $ --        $1,054(A)        $2,510
                                                       ======         ======         ====        ======           ======


       Reserve for customer returns and deductions(B)  $  702         $1,539         $ --        $  974(C)        $1,267
                                                       ======         ======         ====        ======           ======


       Reserve for inventory obsolescence              $2,236         $2,083         $ --        $  789(E)        $3,530
                                                       ======         ======         ====        ======           ======


  1993:
  -----

       Allowance for doubtful accounts                 $2,587         $1,022         $  3        $  969(A)        $2,643
                                                       ======         ======         ====        ======           ======


       Reserve for inventory obsolescence              $1,655         $1,598         $ --        $1,017(E)        $2,236
                                                       ======         ======         ====        ======           ======


(A)  Doubtful accounts written off, net of collection expenses.
(B)  These reserves were not significant in years prior to 1994.
(C)  Primarily credits issued to customers.
(D) Largely the result of programs in effect during 1995 to dispose of fully reserved obsolete inventory. Amount is net of recoveries.
(E) Primarily a result of disposals of obsolete inventory in the normal course of business, net of recoveries.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      HUNT MANUFACTURING CO.

Dated:  February 28, 1996             By:/s/ Robert B. Fritsch
                                        ---------------------
                                        Robert B. Fritsch
                                        President and Chief Executive Officer


                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the registrant and in the capacities and on the dates indicated:



/s/ Robert B. Fritsch                                         February 28, 1996
--------------------------
Robert B. Fritsch
President and
Chief Executive Officer



/s/ William E. Chandler                                       February 28, 1996
--------------------------
William E. Chandler
Senior Vice President,
Finance (Principal Financial and
Accounting Officer)



/s/ Vincent G. Bell, Jr.                                      February 28, 1996
-------------------------
Vincent G. Bell, Jr.
Director



/s/ Jack Farber
------------------------                                      February 28, 1996
Jack Farber
Director

/s/ William F. Hamilton, Ph.D.                                February 28, 1996
------------------------------
William F. Hamilton, Ph.D.
Director



/s/ Mary R. Henderson                                         February 28, 1996
------------------------
Mary R. (Nina) Henderson
Director



/s/ Gordon A. MacInnes, Jr.                                   February 28, 1996
---------------------------
Gordon A. MacInnes, Jr.
Director



/s/ Wilson D. McElhinny                                       February 28, 1996
------------------------
Wilson D. McElhinny
Director



/s/ Robert H. Rock                                            February 28, 1996
------------------------
Robert H. Rock
Director


------------------------
Roderic H. Ross
Director


/s/ Victoria B. Vallely                                       February 28, 1996
------------------------
Victoria B. Vallely
 Director

                                  EXHIBIT INDEX

                   (Exhibits being filed with this Form 10-K)

            (4) Instruments defining rights of security holders, including indentures:

                 (a)(2) Amendment dated as of February 1, 1996 to Credit Agreement dated December 19, 1995 between the Company and NationsBank, N.A.
                 (a)(3) Amendment dated as of February 26, 1996 to Credit Agreement.

            (10) Material contracts:

                 (c) 1983 Stock Option and Stock Grant Plan, as amended, of the Company.

                 (d) 1993 Stock Option and Stock Grant Plan of the Company, as amended.

                 (f) Form of Stock Grant Agreement between the Company and Messrs. Carney, Chandler, O'Meara and Precious.

                 (j)(2) List of executive officers who are parties to Change in Control Agreement.

                 (m)     Employment-Severance arrangements with Robert B.
                         Fritsch.

            (11) Statement re:  computation of per share earnings.

            (23) Consent of Coopers & Lybrand L.L.P. to incorporation by reference, in Registration Statement No.s 33-70660, 33-25947, 33-6359, 2-83144, 33-57105 and 33-57103 on Form S-8, of their report on the consolidated financial statements and schedules included in this report.

            (27) Financial Data Schedule.