Form 10-Q
period 1996-03-03
HUNT MANUFACTURING CO
filed 1996-04-12
CIK 49146

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       March 3, 1996
                              -----------------------------------------------

                                       OR

          [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number               1-8044
                      -------------------------------------------------------

                             HUNT MANUFACTURING CO.
- -----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

     Pennsylvania                                          21-0481254
- -----------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

   One Commerce Square 2005 Market Street, Philadelphia, PA       19103
- -----------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone no., including area code   (215) 656-0300
                                                  --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      --   --

As of April 8, 1996 there were outstanding 10,968,145 shares of the registrant's common stock.

                             HUNT MANUFACTURING CO.

                                      INDEX
                                                                     Page
                                                                     ----
PART I - FINANCIAL INFORMATION
         ---------------------

Item 1 - Financial Statements
         --------------------

         Condensed Consolidated Balance Sheets as of
         March 3, 1996 and December 3, 1995                             3

         Condensed Consolidated Statements of Income -
         Three Months Ended March 3, 1996 and February 26, 1995         4

         Condensed Consolidated Statements of Cash Flows -
         Three Months Ended March 3, 1996 and February 26, 1995         5

         Notes to Condensed Consolidated Financial
         Statements                                                   6 - 7

Item 2 - Management's Discussion and Analysis of
         ---------------------------------------
         Financial Condition and Results of Operations                8 - 10
         ---------------------------------------------


PART II  OTHER INFORMATION
         -----------------

Item 6 - Exhibits and Reports on Form 8-K                             11
         --------------------------------

         Signatures                                                   12
         ----------

         Exhibit Index                                                13
         -------------

                         Part I - FINANCIAL INFORMATION

Item 1. Financial Statements
        --------------------

                             Hunt Manufacturing Co.
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)
                (In thousands except share and per share amounts)

                                                March 3,        December 3,
                      ASSETS                       1996            1995
                                                ---------       -----------
Current assets:
     Cash and cash equivalents                  $   2,767       $  15,503
     Accounts receivable, less allowance
       for doubtful accounts: 1996, $2,142;
       1995, $2,305                                43,401          42,036
     Inventories:
         Raw materials                             12,324          12,561
         Work in process                            6,014           5,452
         Finished goods                            19,066          18,118
                                                ---------       ---------
      Total inventories                            37,404          36,131

     Deferred income taxes                          5,039           4,938
     Prepaid expenses and other current assets      1,580           1,484
                                                ---------       ---------
        Total current assets                       90,191         100,092

Property, plant and equipment, at cost, less
  accumulated depreciation and amortization:
  1996, $49,754; 1995, $48,111                     51,559          52,008
Intangible assets, net                             25,737          25,997
Other assets                                        5,357           4,713
                                                ---------       ---------
                 Total assets                   $ 172,844       $ 182,810
                                                =========       =========

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt          $   5,344       $     766
     Accounts payable                              12,644          10,759
     Accrued expenses:
       Salaries, wages and commissions              3,286           5,446
       Income taxes                                 4,968           3,064
       Insurance                                    2,601           2,449
       Compensated absences                         1,622           1,673
       Other                                        5,385           6,793
                                                ---------       ---------
        Total current liabilities                  35,850          30,950

Long-term debt, less current portion               73,750           3,559
Deferred income taxes                               4,172           4,520
Other non-current liabilities                       7,271           7,588
                                                ---------       ---------
                 Total liabilities                121,043          46,617
                                                ---------       ---------

Stockholders' equity:
     Preferred stock, $.10 par value, authorized
       1,000,000 shares (including 50,000 shares
       of Series A Junior Participating
       Preferred); none issued                       --             --
     Common stock, $.10 par value, 40,000,000
       shares authorized; issued:
       1996 -16,152,322 shares;
       1995 - 16,152,322 shares                     1,615           1,615
     Capital in excess of par value                 6,434           6,434
     Cumulative translation adjustment             (1,026)           (983)
     Retained earnings                            132,613         131,216
                                                ---------       ---------
                                                  139,636         138,282
Less cost of treasury stock:
1996 - 5,184,177  shares; 1995 - 159,159
       shares                                     (87,835)         (2,089)
                                                ---------       ---------
         Total stockholders' equity                51,801         136,193
                                                ---------       ---------
          Total liabilities and stockholders'
           equity                               $ 172,844       $ 182,810
                                                =========       =========

     See accompanying notes to condensed consolidated financial statements.

                             Hunt Manufacturing Co.
                   Condensed Consolidated Statements of Income
                                   (Unaudited)
                     (In thousands except per share amounts)



                                            Three months ended
                                        ---------------------------
                                        March 3,       February 26,
                                          1996            1995
                                        --------       ------------

 Net sales                               $73,668        $70,530

 Cost of sales                            46,880         44,888
                                         -------        -------

        Gross profit                      26,788         25,642


 Selling and shipping expenses            14,159         13,905

 Administrative and general expenses       7,023          6,513

 Provision for special charges               354             --
                                         -------        -------

        Income from operations             5,252          5,224


 Interest expense                            875             28

 Other expense (income), net                  20            (75)
                                         -------        -------

        Income before income taxes         4,357          5,271

 Provision for income taxes                1,531          1,924
                                         -------        -------

        Net income                        $2,826         $3,347
                                         =======        =======

 Average shares of common
    stock outstanding                     12,939         16,118
                                         =======        =======

 Earnings per common share                 $0.22          $0.21
                                         =======        =======

 Dividends per common share               $0.095         $0.095
                                         =======        =======


     See accompanying notes to condensed consolidated financial statements.

                                                                        Page 5
                             Hunt Manufacturing Co.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)



                                                          Three Months Ended
                                                        ------------------------
                                                         March 3,   February 26,
                                                           1996         1995
                                                        --------    ------------

Cash flows from operating activities:
Net income                                                 $  2,826    $  3,347
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                            2,336       2,250
     Deferred income taxes                                     (449)        184
     Loss on disposals of property, plant and
       equipment                                                 36          26
     Payments for special charges, net of provision            (939)        (18)
     Issuance of stock under management incentive bonus
        and stock grant plans                                   241         152
     Changes in operating assets and liabilities             (2,449)     (7,811)
                                                           --------    --------
          Net cash provided by (used for) operating
            activities                                        1,602      (1,870)
                                                           --------    --------
Cash flows from investing activities:
   Additions to property, plant and equipment                (1,438)     (2,002)
   Other, net                                                  (221)         --
                                                           --------    --------
         Net cash used for investing activities              (1,659)     (2,002)
                                                           --------    --------
Cash flows from financing activities:
   Proceeds from long-term debt                              75,000          --
   Payments of long-term debt, including current
     maturities                                                (230)       (234)
   Purchase of treasury stock                               (86,436)     (1,189)
   Proceeds from exercise of stock options                       69         274
   Dividends paid                                            (1,042)     (1,530)
   Other, net                                                   (47)        (46)
                                                           --------    --------
         Net cash used for financing activities             (12,686)     (2,725)
                                                           --------    --------
Effect of exchange rate changes on cash                           7         (24)
                                                           --------    --------
Net decrease in cash and cash equivalents                   (12,736)     (6,621)

Cash and cash equivalents, beginning of period               15,503      13,807
                                                           --------    --------
Cash and cash equivalents, end of period                   $  2,767    $  7,186
                                                           ========    ========
Supplemental disclosures of cash flow information:
     Interest paid                                         $    776    $     94
     Income taxes paid                                           86       1,579



          See accompanying notes to consolidated financial statements.

                             Hunt Manufacturing Co.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1. The accompanying condensed consolidated financial statements and related notes are unaudited; however, in management's opinion all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position at March 3, 1996 and the results of operations and cash flows for the periods shown have been made. Such statements are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by generally accepted accounting principles or those normally made in Form 10-K.

2. The earnings per share are calculated based on the weighted average number of common shares outstanding. Shares issuable under outstanding stock option, stock grant and long-term incentive compensation plans are common stock equivalents, but are not used in computing earnings per share because the dilutive effect would be less than 3%.

3. The pre-tax special charge of $.4 million, or $.02 per share after tax, relates to the Company's previously-announced fiscal 1995 decision to relocate and consolidate certain manufacturing and distribution operations. Approximately $1.3 million of the provisions for organizational changes and relocation and consolidation of operations is included in liabilities at the end of the first quarter of fiscal 1996, which principally relates to future severance related payments.

4. In the first quarter of fiscal 1996, the Company purchased from Mary F. Bartol an aggregate of 2,150,165 of the Company's common shares for a cash purchase price of $16.32 per share in a private transaction. Mary
         F. Bartol is the widow of George E. Bartol III, the late Chairman of the Board, the mother-in-law of Gordon A. MacInnes, the current Chairman of the Board, and the mother of Victoria B. Vallely, another Director of the Company. In addition, later in the first quarter of fiscal 1996, the Company purchased 2,954,378 of its common shares at $17.00 net per share in cash in a tender offer. The aggregate purchase price (plus related expenses) of the shares purchased in the private transaction and in the tender offer was approximately $86.4 million.

5. During the first quarter of fiscal 1996, the Company obtained a new five-year $125 million bank credit facility, consisting of a revolving credit facility in an amount up to $81.725 million, and an amortizing term loan in the amount of $43.275 million. The Company used borrowings of $75 million under this credit facility, together with cash on hand, to fund the shares repurchased from Mary F. Bartol and in the tender offer. (See Note 4 above.) This new credit facility replaced the revolving credit agreements (totalling $45 million) which were in effect at December 3, 1995.

                                   (Unaudited)

         Long-term debt at the end of the first quarter of fiscal 1996 and at year-end 1995 is as follows:
                                                         As of
                                                Mar. 3,          Dec. 3,
                                                 1996             1995
                                              ----------         ------
         Term loan (a)                           $43,275              --
         Revolving credit facility (b)            31,725              --
         Line of credit                              535         $   766
         Capitalized lease obligation              2,000           2,000
         Industrial development revenue bond       1,559           1,559
                                                 -------         ------
                                                  79,094           4,325
         Less current portion                      5,344             766
                                                 -------         -------

         Long-term debt, less current portion    $73,750          $3,559
                                                 ======           ======

         (a) The term loan will amortize in twenty quarterly installments, consisting of four installments each of $1.202 million, $1.683 million, $2.404 million, $2.645 million, and $2.885 million, respectively. The first installment was due and paid on March 31, 1996, and the last installment is due and payable December 31, 2000. The interest rates under the term loan (6.06% at March 3,1996) are at the base rate or, at the option of the Company, LIBOR plus a margin of between 55 and 87.5 basis points, the margin to be adjusted quarterly based on the Company's leverage ratio (as defined in the credit facility).

         (b) The revolving credit facility matures on December 31, 2000. The interest rates under this facility (5.91% at March 3,1996) are at a base rate (defined as the higher of (i) the applicable prime rate of the bank and (ii) the federal funds rate plus 50 basis points) or, at the option of the Company, LIBOR plus a margin of between 40 and 72.5 basis points, the margin in each case to be adjusted quarterly based on the Company's leverage ratio (as defined in the credit facility).

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
        ------------------------------------------------------------

Financial Condition
- -------------------

The Company's working capital decreased to $54.3 million at the end of the first quarter of fiscal 1996 from $69.1 million at the end of fiscal 1995. The decrease was largely attributable to the Company's repurchases of its common stock discussed below. The current ratio decreased to 2.5 at March 3, 1996 from
3.2 at December 3, 1995, and debt capitalization percentage increased to approximately 60% at the end of the first quarter of fiscal 1996 from 3% at the end of fiscal 1995 as a net result of the purchases of the Company's common stock and the related debt assumed to finance the purchases. Available cash balances were used to fund a portion of the common stock purchases (approximately $10 million), additions to property, plant, and equipment of $1.4 million and to pay cash dividends of $1.0 million.

Current assets decreased to $90.2 million at the end of the first quarter of fiscal 1996 from $100.1 million at the end of fiscal 1995, primarily as a result of a $12.7 million decrease in cash, attributable, in part, to the uses of cash mentioned above. Inventories grew from $36.1 million at December 3, 1995 to $37.4 million at March 3, 1996, due primarily to new products and stocking in anticipation of promotional sales expected in the second and third quarters.

Current liabilities of $35.9 million at the end of the first quarter of fiscal 1996 increased from $31.0 million at the end of fiscal 1995. This increase was largely attributable to increases in the current portion of long-term debt and accounts payable, partially offset by decreases in accrued salaries, wages and commissions due principally to payments of incentive compensation in the first quarter of fiscal 1996, which had been accrued at the end of fiscal 1995, and other accrued expenses due primarily to payments associated with the provision for special charges discussed below.

During the first quarter of fiscal 1996, the Company purchased an aggregate of
5.1 million of its common shares in a private transaction and a subsequent tender offer. The price of the common shares acquired in the private transaction and tender offer, including related expenses, aggregated $86.4 million. The Company also obtained a new five-year $125 million credit facility, of which $75 million was used to finance the aforementioned repurchases. This new credit facility replaced the revolving credit agreements which were in effect at the end of fiscal 1995.

Management believes that funds generated from operations combined with the new credit facility will be sufficient to meet currently anticipated working capital and other capital and debt service requirements. Should the Company require additional funds, management believes that the Company could obtain them at competitive costs. Management expects that total 1996 expenditures for additions to property, plant, and equipment to increase capacity and productivity will approximate $11.0 million, of which approximately $1.4 million has been expended through the first quarter of fiscal 1996.

                                                                        Page 9
Results of Operations
- ---------------------

Net Sales
- ---------

Net sales in the first quarter of fiscal 1996 grew 4.4% to $73.7 million from $70.5 million in the first quarter of fiscal 1995. This increase was due to higher selling prices (up 2.7%) and higher unit volume (up 1.7%). The first quarter sales increase was comprised of a 13.9% increase in sales of art/craft products, which grew to $35.1 million from first quarter fiscal 1995 sales of $30.8 million, partially offset by a 2.8% decrease in sales of office products, which decreased to $38.6 million compared to first quarter of fiscal 1995 sales of $39.7 million.

The art/craft products sales increase was led by a 20.3% increase in sales of presentation graphics products. Higher sales of mounting and laminating equipment and supplies, as well as growth in the digital imaging market were contributing factors for this sales increase. Sales of art supplies products and hobby/craft products were essentially unchanged in the first quarter of fiscal 1996 compared to the same period in fiscal 1995. First quarter fiscal 1996 export sales of art/craft products were down 4.5% compared to the first quarter of fiscal 1995, largely as a result of lower sales in Latin America, the Middle East, and Europe. Foreign sales of art/craft products continue to increase significantly, growing 37.4% in the first quarter of fiscal 1996, due primarily to higher sales of presentation graphics products in Europe, which includes sales of products of Centafoam (acquired in late April, 1995). Excluding the sales from the Centafoam business, foreign sales grew 16.2% in the first quarter of fiscal 1996.

The office products sales decrease in the first quarter of fiscal 1996 was attributable to lower sales of mechanical and electromechanical products (down 9.9%) and desktop accessories and supplies (down 9.2%), partially offset by higher sales of office furniture products (up 9.4%). The decrease in sales of mechanical and electromechanical products in the first quarter of fiscal 1996 was largely due to lower sales of Boston brand products, particularly paper shredders, pencil sharpeners and manual staplers. The decrease in Boston brand products sales was principally attributable to lost distribution of certain of these products at some of the Company's large superstore customers and resulting loss of market share for such products. Management is taking measures aimed at stemming the continuing loss of market share for certain of its mechanical and elctromechanical products but it is uncertain whether it will be successful in so doing. Export sales of office products grew by 36.8% in the first quarter of fiscal 1996, primarily as a result of higher sales in Latin America (particularly Mexico and Puerto Rico).

Gross Profit
- ------------

The Company's gross profit margin percentage of 36.4% of net sales in the first quarter of fiscal 1996 remained unchanged from the first quarter of fiscal 1995 due to a combination of factors: net selling price increases offset by changes in product sales mix (i. e., higher sales for certain office furniture products and higher foreign sales, which yield lower gross profit percentages than many of the Company's other products) and lower sales and production volume of Boston brand products. Although the Company has realized the positive effects of its recent selling price increases and, to some extent, stabilization of costs of some of its raw materials, management is uncertain if these conditions will continue in 1996.

Selling, Shipping, Administrative and General Expenses
- ------------------------------------------------------

Selling and shipping expenses decreased to 19.2% of net sales for the first quarter of fiscal 1996 from 19.7% in the first quarter of fiscal 1995, largely due to lower advertising expenses and transportation costs.

First quarter of fiscal 1996 administrative and general expenses were up 7.8% compared to the first quarter of fiscal 1995 primarily as a result of higher management incentive compensation expenses and fees for professional services.

Provision for Special Charges
- -----------------------------

In the first quarter of fiscal 1996, the Company recorded a pre-tax charge of $.4 million, or $.02 per share after tax, relating to the Company's previously-announced fiscal 1995 decision to relocate and consolidate certain manufacturing and distribution operations. Approximately $1.3 million of the provisions for organizational changes and relocation and consolidation of operations is included in liabilities at the end of the first quarter of fiscal 1996, which principally relates to future severance related payments.

Interest Expense
- ----------------

Interest expense increased to $875,000 for the first quarter of fiscal 1996 from $28,000 in the first quarter of fiscal 1995 due to significant borrowings under the new credit facility discussed previously.

Provision for Income Taxes
- --------------------------

The Company's effective tax rate decreased to 35.1% in the first quarter of fiscal 1996 from the 36.5% rate incurred in the first quarter of fiscal 1995. This decrease was largely the result of lower state and local effective tax rates.

Item 6 - Exhibits and Reports on Form  8-K
         ----------------------------------

(a) Exhibits
    --------

     11. Computation of Per Share Earnings

     27. Financial Data Schedule

(b) Reports on Form 8-K
    -------------------

          On January 2, 1996, the Company filed a Report on Form 8-K with the Securities and Exchange Commission, reporting, under Item 5 of said Report, the Company's purchase of an aggregate of 2,150,165 of its common shares from Mary
F. Bartol, widow of George E. Bartol III, the late Chairman of the Board of the Company.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             HUNT MANUFACTURING CO.


Date     April 12, 1996       By    /s/ William E. Chandler
    --------------------        ---------------------------
                                   William E. Chandler
                                   Senior Vice President, Finance
                                   (Principal Financial and Accounting Officer)


Date     April 12, 1996       By   /s/ Robert B. Fritsch
    --------------------        ------------------------
                                   Robert B. Fritsch
                                   President and Chief Executive Officer

                                  EXHIBIT INDEX



Exhibit 11   -  Computation of Per Share Earnings
                ---------------------------------

Exhibit 27   -  Financial Data Schedule
                -----------------------