Form 10-K/A
period 1995-12-31
HUNT MANUFACTURING CO
filed 1996-06-25
CIK 49146

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

                     ANNUAL REPORT PURSUANT TO SECTION 13 OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                                   Commission File
December 3, 1995                                            No. 1-8044
                             HUNT MANUFACTURING CO.
                                  (Registrant)

       Pennsylvania                                     21-0481254
- ----------------------------                 ---------------------------------
  (State of incorporation)                   (IRS Employer Identification No.)

           One Commerce Square
           2005 Market Street
            Philadelphia, PA                                  19103-7085
- ----------------------------------------                    ---------------
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code:  (215)656-0300

Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange
         Title of each class:                        on which registered:
         --------------------                        ------------------------
Common Shares, par value $.10 per share              New York Stock Exchange

Rights to Purchase Series A Junior                   New York Stock Exchange
  Participating Preferred Stock

Securities registered pursuant to Section 12(g) of the Act:  None

         The registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90
days.    Yes    X      No
             -------      ---------

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.    X
                             --------

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

                       DOCUMENTS INCORPORATED BY REFERENCE

         Certain portions of the registrant's 1996 definitive proxy statement relating to its April 1995 Annual Meeting of Shareholders (which proxy statement was filed with the Commission within 120 days after the end of the registrant's last fiscal year) are incorporated by reference into Part III of this report.

                           AMENDMENT TO 1994 FORM 10-K


                  Pursuant to General Instruction F to Form 10-K and Rule 15d-21
under the Securities Exchange Act of 1934, Hunt Manufacturing Co.'s Annual Report on Form 10-K for the fiscal year ended December 3, 1995 is hereby amended to include the attached financial statements described in amended Item
14(a)(1)(B) below required by Form 11-K with respect to the Hunt Manufacturing Co. Savings Plan for the Plan's fiscal year ended December 31, 1995. The Savings Plan is subject to the Employee Retirement Income Security Act of 1974. Item 14 as amended provides in its entirety as follows:


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

                             Consolidated Balance Sheets,
                             December 3, 1995 and
                             November 27, 1994                           F-3

                             Consolidated Statements of
                             Stockholders' Equity
                             for the fiscal years 1995, 1994
                             and 1993                                    F-4

                             Consolidated Statements of
                             Cash Flows for the fiscal years
                             1995, 1994 and 1993                         F-5

                             Notes to Consolidated Financial             F-6-27
                             Statements

                             B.  The Savings Plan:

                             Report of Independent Accountants           PF-1

                                                                         Pages

                             Statements of Net Assets Available
                             for Benefits, with Fund Information
                             as of December 31, 1995 and 1994            PF-2-3

                             Statements of Changes in Net Assets
                             Available for Benefits, with Fund
                             Information for the years ended
                             December 31, 1995, 1994 and 1993            PF-4-6

                             Notes to Financial Statements               PF-7-16

                    2.       Financial Statement Schedules:

                             II.     Valuation and Qualifying
                                     Accounts for the fiscal years
                                     1995, 1994 and 1993                 F-28

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

                                     (b)      By-laws, as amended (incorp. by
                                              ref. to Ex. 3(b) to Form 10-Q for
                                              quarter ended May 28, 1995.

                             (4)     Instruments, defining rights of
                                     security holders, including
                                     indentures:*

                                     (a)      Credit Agreement dated December
                                              19, 1995, between the Company and
                                              NationsBank, N.A. (incorp. by ref.
                                              to Ex. 9(b) to the Company's
                                              Schedule 13E-4 filed with the SEC
                                              on December 21, 1995 (the "1995
                                              Schedule 13E-4"); (2) Amendment
                                              dated as of February 1, 1996 to
                                              Credit Agreement (filed herewith);
                                              and (3) Amendment dated as of
                                              February 26, 1996 to Credit
                                              Agreement (incorp. by ref. Ex.
                                              4(a) to fiscal 1995 Form 10-K).

                                     (b)      Rights Agreement dated as of
                                              August 8, 1990 (including as
                                              Exhibit A thereto the Designation
                                              of Powers, Preferences, Rights and
                                              Qualifications of Preferred Stock)
                                              between the Company and Mellon
                                              Bank (East), N.A. as original
                                              Rights Agent.

                                              (incorp. by ref. to Exhibit 4.1 to
                                              August, 1990 Form 8-K) and
                                              Assignment and Assumption
                                              Agreement dated December 2, 1991
                                              with American Stock Transfer and
                                              Trust Company, as successor Rights
                                              Agent (incorp. by ref. to Exhibit
                                              4(d) to fiscal 1991 Form 10-K).

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

                                     (b)      1978 Stock Option Plan, as
                                              amended, of the Company (incorp.
                                              by ref. to Ex. 28(a) to Reg. Stat.
                                              No. 33-25947 on Form S-8).**

                                     (c)      1983 Stock Option and Stock Grant
                                              Plan, as amended, of the Company
                                              (incorp. by. ref. to Ex. 10(c) to
                                              fiscal 1995 Form 10-K).**

                                     (d)      1993 Stock Option and Stock Grant
                                              Plan of the Company, as amended,
                                              (incorp. by ref. to Ex. 10(d) to
                                              fiscal 1995 Form 10-K).**

                                     (e)      1988 Long-Term Incentive
                                              Compensation Plan of the Company
                                              (incorp. by ref. to Ex. 10(e) to
                                              fiscal 1994 Form 10-K).**

                                     (f)      Form of Stock Grant Agreement
                                              between the Company and Messrs.
                                              Carney, Chandler, O'Meara, and
                                              Precious (incorp. by ref. to
                                              Exhibit 10(f) to fiscal 1995 Form
                                              10-K).**

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

                                     (j)      (1) Form of Change in Control
                                              Agreement between the Company and
                                              various officers of the Company
                                              (incorp. by ref. to Ex. 10(i) to
                                              fiscal 1994 Form 10-K) and (2)
                                              list of executive officers who are
                                              parties (incorp. by ref. to
                                              Exhibit 10(j) to fiscal 1995 Form
                                              10-K).**

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

                                     (m)      Employment-Severance arrangements
                                              with Robert B. Fritsch (incorp. by
                                              ref. to Exhibit 10(m) to fiscal
                                              1995 Form 10-K).**

                                     (n)      Transition Agreement dated June
                                              13, 1995 between the Company and
                                              Ronald J. Naples (incorp. by ref.
                                              to Form 10-Q for quarter ended
                                              September 3, 1995).**

                                     (o)      Stock Purchase Agreement dated
                                              December 19, 1995 between the
                                              Company and Mary F. Bartol
                                              (incorp. by ref. to Exhibit 9(c)
                                              to the 1995 Schedule 13E-4).

                             (11) Statement re: computation of per share earnings (incorp. by ref. to Ex. 11 to fiscal 1995 Form 10-K).

                             (21) Subsidiaries (incorp. by ref. to Ex. 21 to fiscal 1993 Form 10-K).

                             (23) (a) Consent of Coopers & Lybrand L.L.P. to incorporation by reference, in Registration Statement No.s 33-70660, 33-25947, 33-6359,
                                     2-83144, 33-57105 and 33-57103 on Form S-8,
                                     of their report on the consolidated
                                     financial statements and schedules included in this report (incorp. by ref. to Ex. 23 to fiscal 1995 Form 10-K).

                                     (b) Consent of Coopers & Lybrand, L.L.P. to incorporation by reference, in Registration Statement Nos. 33-6359 and 33-57103 on Form S-8, of their report on the financial statements related to the Savings Plan included with this report as amended (filed herewith).

                             (27) Financial Data Schedule (incorp. by ref. to Ex. 27 to Fiscal 1995 Form 10-K).


- ----------------

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


                          ----------------------------

                                   SIGNATURES


                  Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         HUNT MANUFACTURING CO.



Dated:  June 20, 1996                 By:
                                          ---------------------------------
                                          Donald L. Thompson
                                          Chairman of the Board, President and
                                          Chief Executive Officer



                                      By:
                                          ---------------------------------
                                          William E. Chandler
                                          Senior Vice President, Finance
                                          (Principal Financial and
                                          Accounting Officer)

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Administrative Committee of
  Hunt Manufacturing Co.:

         We have audited the accompanying statements of net assets available for benefits of Hunt Manufacturing Co. Savings Plan as of December 31, 1995 and 1994, and the related statements of changes in net assets available for benefits for the years ended December 31, 1995, 1994 and 1993. These financial statements are the responsibility of the Administrative Committee.
Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Plan as of December 31, 1995 and 1994 and the changes in net assets available for benefits for the years ended December 31, 1995, 1994 and 1993, in conformity with generally accepted accounting principles.

         Our audits were performed for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules (unbound) of Assets Held for Investment Purposes and Reportable Transactions are presented for the purpose of additional analysis and are not a required part of the basic financial statements but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. The
Fund Information in the statement of net assets available for benefits and the statement of changes in net assets available for benefits is presented for purposes of additional analysis rather than to present the net assets available for plan benefits and changes in net assets available for plan benefits of each fund. The supplemental schedules and Fund Information have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.



COOPERS & LYBRAND L.L.P.



2400 Eleven Penn Center
Philadelphia, Pennsylvania
May 13, 1996

                             HUNT MANUFACTURING CO.
                                  SAVINGS PLAN

     STATEMENT OF NET ASSETS AVAILABLE FOR BENEFITS, WITH FUND INFORMATION
                                December 31, 1995




                                                                                 Participant Directed
                                                        ----------------------------------------------------------------------
                                                        Balanced           Blended           Select            Ultra
          ASSETS                                          Fund            GIC Trust           Fund             Fund
                                                          ----            ---------           ----             ----

Investments at fair value (Note 2):
  Balanced Fund, 133,676 units at
  $16.99/unit (cost $2,120,065)                       $2,271,160

Bankers Trust Pyramid GIC Fund
  4,758,898 units at $1.00/
  unit (cost $4,758,898)                                                  $4,758,898

Guaranteed Investment Contracts                                               19,713

Select Fund, 93,809 units at
  $356.62/unit (cost $3,644,607)                                                           $3,341,467

Hunt Manufacturing Co., 186,913
  shares at $17.375/share
  (cost $2,878,173)

Ultra Fund, 194,575 units at
  $26.11/unit (cost $4,001,097)                                                                              $5,080,348

Value Fund, 37,893 units at
  $5.90/unit (cost $226,784)

Participant loans (cost $0)

Cash

Receivables:
  Employer's contribution                                   4,871              9,571            8,360            10,029
  Participants' contribution                               23,480             47,195           40,659            51,689
  Interest                                                  -                 21,110            -                 -
                                                       ----------         ----------       ----------        ----------
    Total assets                                       $2,299,511         $4,856,487       $3,390,486        $5,142,066
          LIABILITIES                                       -                  -                -                 -
                                                       ----------         ----------       ----------        ----------
    Net attest available for benefits                  $2,299,511         $4,856,487       $3,390,486        $5,142,066
                                                       ==========          =========        =========        ==========



                                                                                                       Non-
                                                                                                    Participant
                                                             Participant Directed                    Directed
                                                  ------------------------------------------         --------
                                                  Stock        Value            Participant            Stock
          ASSETS                                  Fund         Fund                Loans               Fund              Total
                                                  ----         -----             -----------          --------         ----------

Investments at fair value (Note 2):
  Balanced Fund, 133,676 units at
  $16.99/unit (cost $2,120,065)                                                                                        $ 2,271,160

Bankers Trust Pyramid GIC Fund
  4,758,898 units at $1.00/
  unit (cost $4,758,898)                                                                                                 4,758,898

Guaranteed Investment Contracts                                                                                             19,713

Select Fund, 93,809 units at
  $356.62/unit (cost $3,644,607)                                                                                         3,341,467

Hunt Manufacturing Co., 186,913
  shares at $17.375/share
  (cost $2,878,173)                             $1,166,539                                             $2,081,269        3,247,808

Ultra Fund, 194,575 units at
  $26.11/unit (cost $4,001,097)                                                                                          5,080,348

Value Fund, 37,893 units at
  $5.90/unit (cost $226,784)                                       $223,572                                                223,572

Participant loans (cost $0)                                                        $618,103                                618,103

Cash                                                    73                                                                      73

Receivables:
  Employer's contribution                            2,518                                                                  36,003
  Participants' contribution                        11,661              654                                                178,499
  Interest                                                            3,815                                                 21,110
                                                ----------          -------        --------                            -----------
     Total assets                                1,180,791          228,041         618,103            2,081,269        19,796,754
            LIABILITIES                           -                   -              -                  -                -
                                                ----------         --------        --------           ----------       -----------
     Net assets available for benefits          $1,180,791         $228,041        $618,103           $2,081,269       $19,796,754
                                                ==========          =======        ========           ==========       ===========

    The accompanying notes are an integral part of the financial statements.

                             HUNT MANUFACTURING CO.
                                  SAVINGS PLAN
                 STATEMENT OF NET ASSETS AVAILABLE FOR BENEFITS,
                              WITH FUND INFORMATION

                                December 31, 1994

                                                                                 Participant Directed
                                                        ----------------------------------------------------------------------
                                                        Balanced           Blended           Select            Ultra
          ASSETS                                          Fund            GIC Trust           Fund             Fund
                                                          ----            ---------           ----             ----

Investments at fair value (Note 2):
  Balanced Fund, 119,852 units at
  $15.27/unit (cost $1,857,046)                        $1,830,133

Bankers Trust Pyramid GIC Fund
  3,873,304 units at $1.00/
  unit (cost $3,873,304)                                                  $3,873,304

Guaranteed Investment Contracts                                              101,022

Select Fund, 75,607 units at
  $33.10/unit (cost $3,007,613)                                                            $2,502,585

Hunt Manufacturing Co., 199,123
  shares at $13.50/share
  (cost $3,097,122)

Ultra Fund, 165,147 units at
  $19.95/unit (cost $3,109,808)                                                                              $3,294,681

Participant loans (cost $0)

Cash

Receivables:
  Employer's contribution                                   4,363              6,662            6,790             8,594
  Participants' contribution                               21,498             31,651           32,304            41,060
  Interest                                                                    15,039
                                                       ----------         ----------       ----------        ----------
    Total assets                                       $1,855,994         $4,027,678       $2,541,679        $3,344,335
          LIABILITIES                                       -                  -                -                 -
Net assets available for benefits                      $1,855,994          4,027,678        2,541,679        $3,344,335
                                                       ==========          =========        =========        ==========




                                                                                               Non-
                                                                                            Participant
                                                            Participant Directed             Directed
                                                        ---------------------------          --------
                                                        Stock           Participant            Stock
          ASSETS                                        Fund               Loans               Fund               Total
                                                        ----               -----               ----               -----

Investments at fair value (Note 2):
  Balanced Fund, 119,852 units at
  $15.27/unit (cost $1,857,046)                                                                                $ 1,830,133

Bankers Trust Pyramid GIC Fund
  3,873,304 units at $1.00/
  unit (cost $3,873,304)                                                                                         3,873,304

Guaranteed Investment Contracts                                                                                    101,022

Select Fund, 75,607 units at
  $33.10/unit (cost $3,007,613)                                                                                  2,502,585

Hunt Manufacturing Co., 199,123
  shares at $13.50/share
  (cost $3,097,122)                                   $1,308,067                            $1,380,098           2,688,165

Ultra Fund, 165,147 units at
  $19.95/unit (cost $3,109,808)                                                                                  3,294,681

Participant loans (cost $0)                                               $13,057                                   13,057

Cash                                                      29,936                                                    29,936

Receivables:
  Employer's contribution                                  2,978                                                    29,387
  Participants' contribution                              17,582                                                   144,095
  Interest                                                                                                          15,039
                                                      ----------          -------           ----------         -----------
    Total assets                                       1,358,563           13,057            1,380,098          14,521,404
          LIABILITIES                                      -                -                                        -
Plan equity                                           $1,358,563          $13,057           $1,380,098         $14,521,404
                                                       =========           ======            =========          ==========



    The accompanying notes are an integral part of the financial statements.

                             HUNT MANUFACTURING CO.
                                  SAVINGS PLAN

           STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS,
                              WITH FUND INFORMATION
                      for the year ended December 31, 1995




                                                                                 Participant Directed
                                                        ----------------------------------------------------------------------
                                                        Balanced           Blended           Select            Ultra
          ADDITIONS                                       Fund            GIC Trust           Fund             Fund
                                                          ----            ---------           ----             ----

Investment income:
  Dividends                                            $  192,784                          $  410,693         $  237,926
  Interest                                                                $  219,697

Contributions:
  Participants'                                           294,985            564,737          499,037            628,296
  Employer's                                               56,260            108,456           96,930            110,024

Net appreciation (depreciation)
 in fair value of assets                                  196,236                             173,997          1,056,051
                                                        ---------         ----------       ----------         ----------
     Total additions                                      740,265            892,890        1,180,657          2,032,297
                                                        ---------         ----------       ----------         ----------

         DEDUCTIONS

Benefits paid to participants                             (200,865)          (314,596)        (133,686)          (192,718)

Management fees                                            (2,340)            (6,012)          (2,722)            (1,243)

Forfeitures                                                (1,792)            (1,169)            (293)            (1,060)
                                                        ---------         ----------       ----------         ----------
     Total deductions                                    (204,997)          (321,777)        (136,701)          (195,021)
                                                        ---------         ----------       ----------         ----------
Interfund transfers                                       (91,751)           257,696         (195,149)           (39,545)
                                                        ---------         ----------       ----------         ----------
     Net increase (decrease)                              443,517            828,809          848,807          1,797,731

Net assets available for benefits:
  Beginning of year                                     1,855,994          4,027,678        2,541,679          3,344,335
                                                        ---------         ----------       ----------         ----------

  End of year                                          $2,299,511         $4,856,487       $3,390,486         $5,142,066
                                                       ==========         ==========       ==========         ==========




                                                                                                       Non-
                                                                                                    Participant
                                                             Participant Directed                    Directed
                                                  ------------------------------------------         --------
                                                  Stock         Value            Participant          Stock
          ASSETS                                  Fund          Fund                Loans              Fund            Total
                                                  ----          -----             -----------       --------         ----------

Investment income:
  Dividends                                     $   36,130     $   19,480                          $   45,045       $  942,058
  Interest                                                                      $   30,520                             250,217

Contributions:
  Participants'                                    204,376         14,818                                            2,206,249
  Employer's                                        35,944          2,360                             324,742          734,716

Net appreciation (depreciation)
 in fair value of assets                           339,024         (2,829)                            465,047        2,227,526
                                                 ---------     ----------       ----------         ----------       ----------
     Total additions                               615,474         33,829           30,520            834,834        6,360,766
                                                 ---------     ----------       ----------         ----------       ----------
         DEDUCTIONS

Benefits paid to participants                     (122,525)                         (9,955)           (94,092)       (1,068,437)

Management fees                                       (239)          (109)                                              (12,665)

Forfeitures                                                                                                              (4,314)
                                                 ---------     ----------       ----------         ----------       ------------
     Total deductions                             (122,764)          (109)          (9,955)           (94,092)       (1,085,416)
                                                 ---------     ----------       ----------         ----------       ------------
Interfund transfers                               (670,482)       194,321          584,481            (39,571)
                                                 ---------     ----------       ----------         ----------       -----------
     Net increase (decrease)                      (177,772)       228,041          605,046            701,171         5,275,350

Net assets available for benefits:
  Beginning of year                              1,358,563                          13,057          1,380,098        14,521,404
                                                 ---------     ----------       ----------         ----------       -----------

  End of year                                   $1,180,791     $  228,041       $  618,103         $2,081,269       $19,796,754
                                                ==========     ==========       ==========         ==========       ===========

    The accompanying notes are an integral part of the financial statements.

                             HUNT MANUFACTURING CO.
                                  SAVINGS PLAN

STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS, WITH FUND INFORMATION

                      for the year ended December 31, 1994





                                                                             Participant Directed
                                                   --------------------------------------------------------------------------
                                                    Balanced           Blended             Select           Ultra
          ADDITIONS                                   Fund            GIC Trust             Fund            Fund
                                                      ----            ---------             ----            ----
Additions:
  Investment income:
    Dividends                                      $   81,007                            $  217,365       $  102,719
    Interest                                                          $  298,043

  Contributions:
    Participants'                                     309,396            519,093            492,066          619,828
    Employer's                                         59,081            103,808             97,485          115,132
                                                   ----------         ----------         ----------       ----------

          Total additions                             449,484            920,944            806,916          837,679
                                                   ----------         ----------         ----------       ----------

          DEDUCTIONS

Deductions:
  Benefits paid to participants                       (84,315)          (286,395)          (149,565)        (152,833)
  Net depreciation in fair value
    of investments                                    (79,401)                             (427,401)        (210,578)
  Forfeitures                                                             (4,456)
                                                   ----------         ----------         ----------       ----------

          Total deductions                           (163,716)          (290,851)          (576,966)        (363,411)
                                                   ----------         ----------         ----------       ----------

Interfund transfers                                  (265,718)           183,269           (101,655)            (893)
                                                   ----------         ----------         ----------       ----------

          Net increase                                 20,050            813,362            128,295          473,375

Net assets available for benefits:
  Beginning of year                                 1,835,944          3,214,316          2,413,384        2,870,960
                                                   ----------         ----------         ----------       ----------
  End of year                                      $1,855,994         $4,027,678         $2,541,679       $3,344,335
                                                   ==========         ==========         ==========       ==========





                                                                                             Non-
                                                                                         Participant
                                                          Participant Directed            Directed
                                                   -----------------------------          --------
                                                     Stock           Participant            Stock
          ADDITIONS                                  Fund               Loans               Fund               Total
          ---------                                  ----               -----               ----               -----
Additions:
  Investment income:
    Dividends                                      $   29,828                            $   35,079         $   465,998
    Interest                                                           $   748                                  298,791

  Contributions:
    Participants'                                     213,602                                                 2,153,985
    Employer's                                         37,003                               309,064             721,573
                                                   ----------          -------           ----------         -----------

          Total additions                             280,433              748              344,143           3,640,347
                                                   ----------          -------           ----------         -----------

          DEDUCTIONS

Deductions:
  Benefits paid to participants                       (73,642)                              (51,751)           (798,501)
  Net depreciation in fair value
    of investments                                   (181,118)                             (240,210)         (1,138,708)
  Forfeitures                                                                                                    (4,456)
                                                   ----------          -------           ----------         -----------

          Total deductions                           (254,760)                             (291,961)         (1,941,665)
                                                   ----------          -------           ----------         -----------

Interfund transfers                                   178,207            6,790
                                                   ----------          -------           ----------         -----------

          Net increase                                203,880            7,538               52,182           1,698,682

Net assets available for benefits:
  Beginning of year                                 1,154,683            5,519            1,327,916          12,822,722
                                                   ----------          -------           ----------         -----------
  End of year                                      $1,358,563          $13,057           $1,380,098         $14,521,404
                                                   ==========          =======           ==========         ===========




    The accompanying notes are an integral part of the financial statements.

                             HUNT MANUFACTURING CO.
                                  SAVINGS PLAN
           STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS,
                              WITH FUND INFORMATION
                      for the year ended December 31, 1993

                                                                           Participant Directed
                                            ---------------------------------------------------------------------------------------
                                            Balanced            Blended           Select            Ultra             Stock
                                              Fund             GIC Trust           Fund             Fund              Fund
                                              ----             ---------           ----             ----              ----
ADDITIONS
Additions:
  Investment income:
  Net appreciation in fair
    value of investments                    $   58,304                            $    4,345        $  412,252        $  142,225
  Dividends                                     48,307                               363,702                              28,395
  Interest                                                     $  193,226
Contributions:
  Participants'                                316,174            530,729            426,693           505,300           206,041
  Employer's                                    63,110            104,855             88,112            95,340            35,938
                                             ---------          ---------          ---------         ---------          --------

     Total additions                           485,895            828,810            882,852         1,012,892           412,599
                                             ---------          ---------          ---------         ---------          --------

DEDUCTIONS
Deductions:
  Benefits paid to participants                (72,387)          (428,671)          (153,685)          (96,262)           (9,656)
  Forfeitures                                                      (3,174)
                                             ---------          ---------          ---------         ---------          --------
     Total deductions                          (72,387)          (431,845)          (153,685)          (96,262)           (9,656)
                                             ---------          ---------          ---------         ---------          --------
Interfund transfers                          1,411,784          2,739,656          1,672,939         1,929,267          (417,622)
                                             ---------          ---------          ---------         ---------          --------

  Net increase before asset
  transfer from the
  Seal Products, Inc.
  Savings Plan for the
  Naugatuck, Connecticut
  Bargaining Unit                            1,825,292          3,136,621          2,402,106         2,845,897           (14,679)

Transfer of net assets from Seal
  Products, Inc. Savings Plan
  for the Naugatuck, Connecticut
  Bargaining Unit (see Note 8)                  10,652             77,695             11,278            25,063               626
                                             ---------          ---------          ---------         ---------          --------
     Net increase (decrease)                 1,835,944          3,214,316          2,413,384         2,870,960           (14,053)
Net assets available for benefits:
  Beginning of year                                                                                                    1,168,736
                                             ---------          ---------          ---------         ---------          --------
  End of year                               $1,835,944         $3,214,316         $2,413,384        $2,870,960        $1,154,683
                                            ==========         ==========         ==========        ==========        ==========



                                                                                                       Non-
                                                                                                   Participant
                                                         Participant Directed                       Directed
                                         ---------------------------------------------------        --------
                                         Income             Equity               Participant         Stock
                                          Fund               Fund                   Loans             Fund                 Total
                                          ----               ----                   -----             ----                 -----
ADDITIONS
Additions:
  Investment income:
  Net appreciation in fair
    value of investments                                                                           $  176,171           $  793,297
  Dividends                                                                                            28,805              469,209
  Interest                                                                         $  525                                  193,751
Contributions:
  Participants'                                                                                                          1,984,937
  Employer's                                                                                          300,603              687,958
                                         ----------         ----------              -----          ----------            ---------

     Total additions                                                                  525             505,579            4,129,152
                                         ----------         ----------              -----          ----------            ---------

DEDUCTIONS
Deductions:
  Benefits paid to participants                                                                       (63,825)          (824,486)
  Forfeitures                                                                                                             (3,174)
                                         ----------         ----------              -----          ----------            ---------
     Total deductions                                                                                 (63,825)          (827,660)
                                         ----------         ----------              -----          ----------            ---------
Interfund transfers                      (5,405,275)        (1,935,743)             4,994
                                         ----------         ----------              -----          ----------            ---------

  Net increase before asset
  transfer from the
  Seal Products, Inc.
  Savings Plan for the
  Naugatuck, Connecticut
  Bargaining Unit                        (5,405,275)        (1,935,743)             5,519             441,754            3,301,492

Transfer of net assets from Seal
  Products, Inc. Savings Plan
  for the Naugatuck, Connecticut
  Bargaining Unit (see Note 8)                                                                                             125,314
                                         ----------         ----------              -----          ----------
     Net increase (decrease)             (5,405,275)        (1,935,743)             5,519          $  441,754            3,426,806
                                         ----------         ----------              -----          ----------            ---------
Net assets available for benefits:
  Beginning of year                       5,405,275          1,935,743                                886,162            9,395,916
                                         ----------         ----------              -----
  End of year                                 -                  -                 $5,519          $1,327,916          $12,822,722
                                         ==========         ==========              =====          ==========          ===========


    The accompanying notes are an integral part of the financial statements.

                             HUNT MANUFACTURING CO.
                                  SAVINGS PLAN

                          NOTES TO FINANCIAL STATEMENTS
                                     _______

1.      Description of Plan:

        The following provides a description of the Hunt Manufacturing Co. Savings Plan (Plan).

                General:

        The Plan is a defined contribution plan which provides individual accounts for each participant. The Plan is designed to comply with the requirements of the Employee Retirement Income Security Act of 1974, as amended (ERISA) and with the requirements of Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended (Code).

                Eligibility and Participation:

        Generally, all active associates (i. e. employees including officers) of Hunt Manufacturing Co. (Company) and of any other participating company are eligible to participate in the Plan upon meeting the applicable service requirements. Leased employees, non-resident aliens and associates who are covered by a collective bargaining agreement to which the Company or any participating company is a party (unless the collective bargaining agreement specifically or otherwise provides) are not eligible to participate in the Plan. Associates who work in full-time, temporary positions as part of an undergraduate or graduate degree program, college students enrolled in a degree program or high school graduates matriculating in a degree program who assume temporary employment with a participating company during the summer months, and associates who are hired for a specific length of time of no more than 18 consecutive months are eligible to participate in the Plan, but only if such associates complete a minimum of 1,000 hours of service during the plan year.
        Bargaining unit employees of Seal Products Incorporated became eligible to participate in the Plan effective January 1, 1993 as a result of the merger into the Plan of the Seal Products Incorporated Savings Plan for the Naugatuck, Connecticut Bargaining Unit effective January 1, 1993 (see Note 8).

        Eligible associates who have completed at least one year of service, as of any January 1, April 1, July 1, or October 1 are eligible to participate in the Associate Pre-Tax Contribution and Matching Contribution portions of the Plan. Effective January 1, 1995, certain officers and directors became ineligible for matching contributions. Eligible associates, other than certain officers and directors who have completed at least two consecutive years of service, as of any December 1, are eligible for participation in the Basic Contribution portion of the Plan provided such eligible associate is employed by a participating company on December 1 of the plan year for which the Basic Contribution is being made.

                                    Continued
                                      PF-7

                                     _______


1.      Description of Plan, continued:

                Contributions:

        Contributions to the Plan are made by the Company and other participating companies on their own behalf, and in the case of Associate Pre-Tax Contributions, on behalf of the participants whose salaries have been reduced. Subject to the limitations of the Plan and the Code, participants may authorize the Company and other participating companies to withhold each year up to 15% (prior to January 1, 1993 the limit was 10%) of their annual pre-tax compensation (i. e., compensation excluding taxable employee benefits of any kind but including Associate Pre-Tax Contributions and participant salary reduction contributions to a cafeteria plan under Section 125 of the
        Code) for Associate Pre-Tax Contributions to the Plan but not to exceed a Code limit adjusted annually for inflation ($8,994 for 1993, $9,240 for 1994 and 1995). The Company and other participating companies, in turn, will make Matching Contributions on behalf of participants equal to $.25 for each $1.00 of Associate Pre-Tax Contributions up to 6% of the participant's pre-tax compensation for each year subject to the limitations of the Plan and the Code.

        The Company also may make an annual Basic Contribution of up to 1% of the base rate of pay (90% of the base rate of pay of salesmen, 100% of the base rate for other associates) on behalf of eligible associates, except for certain officers and directors, whether or not such associates make contributions to the Plan. The associate's base rate of pay is the associate's annual compensation determined as of June 1 of any plan year, excluding overtime, bonuses, cash awards and stock awards under the Company's Long-Term Incentive Plan, and taxable employee benefits of any kind but including Associate Pre-Tax Contributions and participant salary reduction contributions to a cafeteria plan under Section 125 of the Code. In no event may the annual compensation of any participant taken into account under the Plan exceed a Code limit adjusted annually for inflation ($235,840 for 1993 and $150,000 for 1994 and 1995). Such Basic Contributions can only be invested in the Stock Fund and are not transferable to other funds. In order to receive a Basic Contribution for a given plan year, a participant must be employed by a participating company on December 1 of such plan year.

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





                                    Continued
                                      PF-8

                                     _______



1.      Description of Plan, continued:

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

        If a participant terminates employment for reasons other than death, total disability or retirement, the person is not fully vested and the present value of his or her vested account balance does not exceed $3,500, or if it does exceed $3,500, his or her vested account balance is distributed to such separated participant at his or her request, the participant forfeits the nonvested balance in his or her account upon distribution of his or her entire vested account balance. In such case, if the participant is re-employed, he or she may repay the amount distributed to him or her before he or she incurs five consecutive one-year breaks in service, and his or her account will be restored. If the terminated participant's vested account balance exceeds $3,500 and such participant does not consent to the immediate distribution of his or her vested account balance, the participant forfeits the nonvested balance upon his or her incurring five consecutive one-year breaks in service.

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

                                    Continued
                                      PF-9

                                     _______


1.      Description of Plan, continued:

                Disposition of Forfeitures:

        Forfeitures of Matching Contributions resulting from the termination of participants with less than fully vested rights under the Plan shall be applied to restore forfeitures and then to reduce Matching Contributions to the Plan.

                Plan Amendment and Termination:

        Although it has not expressed any intent to do so, the Company has the right under the Plan to discontinue its contributions at any time and to terminate the Plan. In the event of Plan termination, the net assets of the Plan will be distributed to Plan participants and beneficiaries in proportion to their respective account balances which will be fully vested as a result of such termination. The Company may also amend the Plan at any time, subject to certain restrictions.

2.      Summary of Significant Accounting Policies:

                Basis of Accounting

        The accompanying financials are prepared on the accrual basis of accounting.

                Investment Valuation:

        The common stock of Hunt Manufacturing Co. is stated at fair value, which represents the closing price of the stock as listed on the New York Stock Exchange on the last trading day of the plan year. Investments in the Twentieth Century Investors, Inc., Balanced, Bankers Trust Pyramid GIC, Select, Ultra and Value Funds are stated at the unit value published as of the end of the plan year. The Blended GIC Trust includes Guaranteed Investment Contracts which are stated at cost plus accrued interest. Based on available information at December 31, 1995, 1994 and 1993, the Company believes that the fair value of the Guaranteed Investment Contracts is not significantly different from cost plus accrued interest. Investments in the Equity Fund are stated at the unit value published by the fund as of the end of the plan year.

                Investment Income:

        Dividend income is recorded on the ex-dividend date. Income from other investments is recorded as earned on the accrual basis.


                                    Continued

                                     _______

        Purchases and sales of securities are reflected on a trade-date basis. Gain or loss on sales of securities is based on average cost.

        The Plan presents in the statements of changes in net assets the net appreciation (depreciation) in the fair market value of its investments which consists of the realized gains or losses and the unrealized appreciation (depreciation) on those investments.

                Plan Expenses:

        Administrative expenses of the Plan and brokerage fees relating to purchases within the Stock Fund were paid by the Company for the years ended December 31, 1994 and 1993.

        Administrative expenses were paid by the Plan for the year ended December 31, 1995. Brokerage fees relating to purchases within the Stock Fund will be paid from the account of the participant to which such purchases relate.

                Payment of Benefits:

        Benefits are recorded when paid.

                Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

                Risks and Uncertainties

        The Plan provides for various investment options in any combination of stocks, bonds, fixed income securities, mutual funds, and other investment securities. Investment securities are exposed to various risks, such as interest rate, market and credit. Due to the level of risk associated with certain investment securities and the level of uncertainty related to changes in the value of investment securities, it is at least reasonably possible that changes in risks in the near term would materially affect participants' account balances and the amounts reported in the statement of net assets available for plan benefits and the statement of changes in net assets available for plan benefits.

                                    Continued
                                      PF-11

                                     _______



3.      Investment Program:

        Contributions to the Plan are invested, as directed by the participants (except for Basic Contributions which are invested in the Non-Participant Directed Stock Fund), in the following funds as described below:

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

           (2) Blended GIC Trust - is a fixed income fund made up of two different parts. The first part consists of individual Guaranteed Investment Contracts (GIC's) previously purchased by the plan. The second part consists of all new investments which are made in the Bankers Trust Pyramid GIC Fund. The Bankers Trust Pyramid GIC Fund invests primarily in guaranteed investment contracts issued by major financial institutions including banks and life insurance companies.

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

                                                            Net Effective
                  Time of Deposit                        Annual Interest Rate
                  ---------------                        --------------------

             Funds deposited during 1995                 Principally 6.02% to
                                                         8.05% through 1996

             Funds deposited during 1994                 Principally
                                                         7.31% to 9.10%
                                                         through 1995

             Funds deposited during 1993                 Principally 7.42%
                                                         to 9.1% through 1994





                                    Continued
                                      PF-12

                                     _______


 3.      Investment Program, continued:

         (3) Select Fund - a fund that invests only in stocks that pay dividends. Securities are chosen primarily for their growth potential, however, and return from investment income may not be significant.

         (4) Ultra Fund - a fund that seeks capital growth over time by investing in companies with accelerating growth trends.

         (5) Value Fund - a fund that seeks long-term capital growth by investing in securities of well established companies that are believed to be undervalued at the time of purchase.

         (6) Stock Fund - a fund consisting of common stock of Hunt Manu-facturing Co. purchased in the open market, or directly from the Company.

         There were 1,771 and 1,371 Plan participants at December 31, 1995 and 1994, respectively, who participated in one or more of the investment funds. At December 31, 1995 and 1994, the number of participants selecting each of the investment funds for their contributions was as follows:

                                                   1995                1994
                                                   ----                ----

              Stock Fund                           1,267              1,232
              Capital Preservation Fund              666                603
              Balanced Fund                          431                374
              Select Fund                            672                594
              Ultra Fund                             559                549
              Value Fund                              26                  -

4.      Participant Loans:

        Participants may borrow from their fund accounts a minimum of $1,000 and up to a maximum equal to the lesser of $50,000 or 50 percent of their account balance. Loan transactions are treated as a transfer to (from) the investment fund from (to) the Participant Loans Fund.

        The period of repayment may not exceed five years. Loans are required to be repaid through payroll deductions in equal periodic installments of principal and interest. Loans are required to be collateralized by an assignment of a portion of the participant's interest in his or her account equal to the principal amount of the loan and supported by the participant's collateralized promissory note. The interest rate on a loan is one percentage point above the prime rate as published in The Wall Street Journal





                                    Continued
                                      PF-13

                                     _______



4.      Participant Loans, continued:

        on the first business day of the month in which the loan is made. Participant loans mature from April 18, 1996 to June 14, 2001 and bore interest at 9.25% to 11% at December 31, 1995.

5.      Reconciliation of Financial Statements to Form 5500:

        The following is a reconciliation of net assets available for benefits per the financial statements to the Form 5500 for the years ended December 31, 1995 and 1994:


                                                                                 1995                        1994
                                                                                 ----                        ----
Net assets available for benefits per the
financial statements                                                          $19,796,754                 $14,521,404

Amounts allocated to withdrawing
participants                                                                     (275,823)                    (20,035)
                                                                              -----------                  ----------
Net assets available for benefits per the
Form 5500                                                                     $19,520,931                 $14,501,369
     ====                                                                     ===========                 ===========

The following is a reconciliation of benefits paid to participants per the financial statements to the Form 5500 for the year ended December 31, 1995:

Benefits paid to participants per the financial statements                                                $1,068,437

Add:  Amounts allocated to withdrawing participants at
      December 31, 1995                                                                                      275,823

Less:  Amounts allocated to withdrawing participants at
       December 31, 1994                                                                                     (20,035)
                                                                                                          ----------

Benefits paid to participants per the Form 5500                                                           $1,324,225
                                                                                                          ==========


      Amounts allocated to withdrawing participants are recorded on the Form 5500 for benefit claims that have been processed and approved for payment prior to December 31 but not yet paid as of that date.

6.    Tax Status:

      The Internal Revenue Service has determined and informed the Company by a letter dated October 27, 1995 that the Plan and related trust are designed in accordance with applicable sections of the Internal Revenue Code (IRC). The Plan has not been amended since receiving the determination letter.



                                    Continued

                                     _______



6.    Tax Status, continued:

      The Plan Administrator and the Plan's tax counsel believe that the Plan is designed and is currently being operated in compliance with the applicable requirements of the IRC. Therefore, no provision for income taxes has been included in the Plan's financial statements.

7.    Guaranteed Investment Contracts:

      The cost and fair value of Guaranteed Investment Contracts held by the Plan at December 31, 1995 and 1994 are as follows:


                                                       1995                                         1994
                                              ------------------------------             -------------------------------
                                                                      Fair                                        Fair
                                                Cost                 Value                  Cost                 Value
                                                ----                 -----                  ----                 -----
New England Mutual
Life Insurance Co.
Guaranteed Investment
Contracts                                      $19,713               $19,713              $101,022              $101,022
                                               -------               -------              --------              --------
                                               $19,713               $19,713              $101,022              $101,022
                                               =======               =======              ========              ========


8.    Transfers of Net Assets to Plan:

      Effective January 1, 1993 certain employees of the Seal Products Incorporated Savings Plan for the Naugatuck, Connecticut Bargaining Unit became eligible to join the Plan. Accordingly, net assets attributable to the account balances of the eligible employees who participated in the Seal Products Incorporated Savings Plan for the Naugatuck, Connecticut Bargaining Unit prior to January 1, 1993 were transferred to the Plan. The net amount transferred, $125,314, represented the account balances of eligible employees as of December 31, 1992.

9.    Change of Investment Manager, Recordkeeper and Trustee:

      Effective January 1, 1993, the Company engaged Twentieth Century Services, Inc. as investment manager and recordkeeper of the Plan. Accordingly, net assets attributable to the account balances of eligible employees who participated in the Hunt Savings Plan as of December 31, 1992 were transferred to account balances held in trust by Twentieth




                                    Continued
                                      PF-15

9. Change of Investment Manager, Recordkeeper and Trustee, continued:

      Century Services, Inc. For a description of the funds offered by Twentieth Century Services, Inc. see Note 3. In connection with the change to Twentieth Century Services, Inc., United States Trust Company of New York became successor Trustee to the Plan.

                                                                    Item 27(a)

                             HUNT MANUFACTURING CO.
                                  SAVINGS PLAN

                 Schedule of Assets Held for Investment Purposes
                              at December 31, 1995
     Pursuant to Item 27(a) Annual Return/Report of Employee Plan Form 5500



                                          Description of Investment
                                          -------------------------                                               Fair
     Identity of Issuer                   Shares             Type                                  Cost           Value
     ------------------                   ------             ------                                ----           -----
Hunt Manufacturing Co.                      186,913          Common Stock                       $ 2,878,173    $ 3,247,808

Twentieth Century Investors Funds:
  Balanced Funds                            133,676          Mutual Fund                          2,120,065      2,271,160
  Bankers Trust Pyramid GIC Fund          4,758,898          Mutual Fund                          4,758,898      4,758,898
  Select Fund                                93,809          Mutual Fund                          3,644,607      3,341,467
  Ultra Fund                                194,575          Mutual Fund                          4,001,097      5,080,348
  Value Fund                                 37,893          Mutual Fund                            226,784        223,572

New England Mutual Life Insurance Co.            --          Guaranteed Investment Contract          19,713         19,713
Participant Loans                                --          Participant loans with interest
                                                               rates from 8% to 11%                      --        618,103
Cash                                             --                                                      73             73
                                                                                                -----------    -----------
                                                             Total investments                  $17,649,410    $19,561,142
                                                                                                ===========    ===========

                                                                    Item 27(d)

                             HUNT MANUFACTURING CO.
                                  SAVINGS PLAN

                 Schedule of Reportable Transactions, Continued
                      for the year ended December 31, 1995

                Reportable Under Section 2520.103-6, (c)(iii) of
                   Department of Labor Reporting Requirements

                                                         Number of Transactions               Dollar Value
                                                         ----------------------         ------------------------      Net Gain
     Description of Security                             Purchases       Sales          Purchases       Sales         (Loss)*
     -----------------------                             ---------       -----          ---------    -----------      ----------
Twentieth Century Investors - Ultra Fund                      142          95            $3,905,627   $3,176,012       $ 706,979

Twentieth Century Investors - Select Fund                     127          93             1,170,278      505,392          59,112

Twentieth Century Investors - Balanced Fund                   123          80             1,466,589    1,221,797         110,126

Twentieth Century Investors - Bankers Trust Pyramid
  GIC Fund                                                    144          92             1,598,835      705,326              --

Twentieth Century Investors - Value Fund                       41          21             2,148,712    1,922,312         354,424

Hunt Manufacturing Co. Common Stock                            51          52               796,676      988,783        (132,721)

*Using the Current Value Method