Form 10-Q
period 1996-06-02
HUNT MANUFACTURING CO
filed 1996-07-16
CIK 49146

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                            OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 June 2, 1996
                              -----------------------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of July 9, 1996 there were outstanding 10,968,145 shares of the registrant's common stock.

                             HUNT MANUFACTURING CO.

                                      INDEX
                                                                         Page
PART I -          FINANCIAL INFORMATION                                  ----

Item 1 -          Financial Statements
                  --------------------

                  Condensed Consolidated Balance Sheets as of
                  June 2, 1996 and December 3, 1995                        3

                  Condensed Consolidated Statements of Income -
                  Three Months and Six Months Ended June 2, 1996
                  and May 28, 1995                                         4

                  Condensed Consolidated Statements of Cash Flows -
                  Six Months Ended June 2, 1996 and May 28, 1995           5

                  Notes to Condensed Consolidated Financial
                  Statements                                             6 - 7

Item 2 -          Management's Discussion and Analysis of
                  ---------------------------------------
                  Financial Condition and Results of Operations          8 - 11
                  ---------------------------------------------


PART II -         OTHER INFORMATION

Item 4 -          Submission of Matters to a Vote of Security Holders    12
                  ---------------------------------------------------

Item 6 -          Exhibits and Reports on Form 8-K                       13
                  --------------------------------

                  Signatures                                             14

                  Exhibit Index                                          15

                                        Part I -   FINANCIAL  INFORMATION                                         Page 3


Item 1.     Financial Statements
                                                  Hunt Manufacturing Co.                      .
                                          Condensed Consolidated Balance Sheets
                                                      (Unaudited)
                                   (In thousands except share and per share amounts)

                                                                                   June 2,                   December 3,
                                            ASSETS                                  1996                        1995
                                                                               ----------------            ----------------
Current assets:
     Cash and cash equivalents                                               $           2,343           $          15,503
     Accounts receivable, less allowance for doubtful
       accounts: 1996, $1,738 ; 1995, $2,305                                            45,376                      42,036
     Inventories:
         Raw materials                                                                  12,170                      12,561
         Work in process                                                                 5,869                       5,452
         Finished goods                                                                 19,159                      18,118
                                                                               ----------------            ----------------
            Total inventories                                                           37,198                      36,131

     Deferred income taxes                                                               4,791                       4,938
     Prepaid expenses and other current assets                                           1,928                       1,484
                                                                               ----------------            ----------------
              Total current assets                                                      91,636                     100,092

Property, plant and equipment, at cost, less
  accumulated depreciation and amortization:
  1996, $51,195; 1995, $48,111                                                          51,335                      52,008
Intangible assets, net                                                                  25,414                      25,997
Other assets                                                                             5,218                       4,713
                                                                               ----------------            ----------------
                       Total assets                                            $       173,603             $       182,810
                                                                               ================            ================

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt                                         $         5,289             $           766
     Accounts payable                                                                   12,263                      10,759
     Accrued expenses:
       Salaries, wages and commissions                                                   3,569                       5,446
       Income taxes                                                                      3,119                       3,064
       Insurance                                                                         2,578                       2,449
       Compensated absences                                                              1,812                       1,673
       Other                                                                             5,545                       6,793
                                                                               ----------------            ----------------
              Total current liabilities                                                 34,175                      30,950

Long-term debt, less current portion                                                    73,268                       3,559
Deferred income taxes                                                                    4,328                       4,520
Other non-current liabilities                                                            7,888                       7,588
                                                                               ----------------            ----------------
                       Total liabilities                                               119,659                      46,617
                                                                               ----------------            ----------------

Stockholders' equity:
     Preferred stock, $.10 par value, authorized 1,000,000
       shares (including 50,000 shares of Series A Junior
       Participating Preferred); none issued                                                 -                           -
     Common stock, $.10 par value, 40,000,000 shares
       authorized; issued:  1996 -16,152,322 shares;
       1995 - 16,152,322 shares                                                          1,615                       1,615
     Capital in excess of par value                                                      6,434                       6,434
     Cumulative translation adjustment                                                  (1,008)                       (983)
     Retained earnings                                                                 134,852                     131,216
                                                                               ----------------            ----------------
                                                                                       141,893                     138,282
Less cost of treasury stock:
1996 - 5,184,177  shares; 1995 - 159,159 shares                                        (87,949)                     (2,089)
                                                                               ----------------            ----------------
                       Total stockholders' equity                                       53,944                     136,193
                                                                               ----------------            ----------------
                          Total liabilities and stockholders' equity           $       173,603             $       182,810
                                                                               ================            ================

                                    See accompanying notes to condensed consolidated financial statements.



                                                                                                                       Page 4

                                         Hunt Manufacturing Co.
                               Condensed Consolidated Statements of Income
                                              (Unaudited)
                               (In  thousands  except  per  share  amounts)

                                                     Three Months Ended             Six Months Ended
                                                  -------------------------     --------------------------
                                                   June 2,        May 28,         June 2,        May 28,
                                                    1996           1995            1996           1995
                                                  --------      ----------      ---------      ---------

   Net sales                                       $81,225       $74,881         $154,893       $145,411

   Cost of sales                                    51,145        46,795           98,025         91,683
                                                   -------       -------         --------       --------
    Gross profit                                    30,080        28,086           56,868         53,728

   Selling and shipping expenses                    15,895        15,197           30,054         29,102

   Administrative and general
    expenses                                         7,686         6,924           14,709         13,437

   Provision for organizational changes and
    relocation and consolidation of operations        -            2,118              354          2,118
                                                   -------       -------         --------       --------
    Income from operations                           6,499         3,847           11,751          9,071

   Interest expense                                  1,265            25            2,140             53

   Other expense (income), net                         194          (431)             214           (507)
                                                   -------       -------         --------       --------
    Income before income taxes                       5,040         4,253            9,397          9,525

   Provision for income taxes                        1,767         1,319            3,298          3,243
                                                   -------       -------         --------       --------
    Net income                                      $3,273        $2,934           $6,099         $6,282
                                                   =======       =======         ========       ========
   Average shares of common
    stock outstanding                               10,968        15,969           11,954         16,035
                                                   =======       =======         ========       ========

   Net income per share                              $0.30         $0.18            $0.51          $0.39
                                                   =======       =======         ========       ========
   Dividends per common share                       $0.095        $0.095            $0.19          $0.19
                                                   =======       =======         ========       ========








                   See accompanying notes to condensed consolidated financial statements.


                                                                                                                    Page 5

                                                   Hunt Manufacturing Co.
                                      Condensed Consolidated Statements of Cash Flows
                                                       (Unaudited)
                                                      (in thousands)
                                                                                        Six Months Ended
                                                                                -------------------------------
                                                                                  June 2,                May 28,
                                                                                   1996                   1995
                                                                                ----------              --------
    Cash flows from operating activities:
    Net income                                                                  $    6,099             $  6,282
    Adjustments to reconcile net income to net cash
      provided by operating activities:
       Depreciation and amortization                                                 4,689                4,463
       Deferred income taxes                                                           (45)                (414)
       Loss on disposals of property, plant and equipment                              451                   91
       (Payments) provision for organizational changes and
         relocation and consolidation of operations                                 (1,029)               1,998
       Issuance of stock under management incentive bonus
         and stock grant plans                                                         241                  163
       Changes in operating assets and liabilities                                  (5,446)             (12,215)
                                                                                ----------              --------
           Net cash provided by operating activities                                 4,960                  368
                                                                                ----------              --------
    Cash flows from investing activities:
      Additions to property, plant and equipment                                    (3,397)              (4,135)
      Acquisition of business                                                            _               (2,505)
      Other, net                                                                      (413)                  86
                                                                                ----------              --------
          Net cash used for investing activities                                    (3,810)              (6,554)
                                                                                ----------              --------
    Cash flows from financing activities:
      Proceeds from long-term debt                                                  76,200                  963
      Payments of long-term debt, including current maturities                      (1,968)                (528)
      Purchase of treasury stock                                                   (86,550)              (2,841)
      Proceeds from exercise of stock options                                           69                  306
      Dividends paid                                                                (2,084)              (3,051)
      Other, net                                                                       (39)                 (46)
                                                                                ----------              --------
          Net cash used for financing activities                                   (14,372)              (5,197)
                                                                                ----------              --------
    Effect of exchange rate changes on cash                                             62                  (74)
                                                                                ----------              --------
    Net decrease in cash and cash equivalents                                      (13,160)             (11,457)

    Cash and cash equivalents, beginning of period                                  15,503               13,807
                                                                                ----------              --------
    Cash and cash equivalents, end of period                                    $    2,343              $ 2,350
                                                                                ==========              ========
    Supplemental disclosures of cash flow information:
       Interest paid                                                            $    2,142              $   178
       Income taxes paid                                                             3,254                5,110





                                 See accompanying notes to condensed consolidated financial statements.




                             Hunt Manufacturing Co.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


1. The accompanying condensed consolidated financial statements and related notes are unaudited; however, in management's opinion all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position at June 2, 1996 and the results of operations and cash flows for the periods shown have been made. Such statements are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by generally accepted accounting principles or those normally made in Form 10-K.

2. The earnings per share are calculated based on the weighted average number of common shares outstanding. Shares issuable under outstanding stock option, stock grant and long-term incentive compensation plans are common stock equivalents, but are not used in computing earnings per share because the dilutive effect would be less than 3%.

3. The pre-tax special charge of $.4 million ($.02 per share after tax) for the first half of fiscal 1996 relates to the Company's fiscal 1995 decision to relocate and consolidate certain manufacturing and distribution operations. The provision for organizational changes of $2.1 million ($.09 per share after tax) recorded in the first half of 1995 relates to costs incurred in connection with the resignation and planned replacement of the Company's Chairman and Chief Executive Officer and other organizational changes. Approximately $1.5 million of the provisions for organizational changes and relocation and consolidation of operations is included in liabilities at the end of the second quarter of fiscal 1996, which principally relates to future severance related payments.

4. In the first quarter of fiscal 1996, the Company purchased from Mary F. Bartol an aggregate of 2,150,165 of the Company's common shares for a cash purchase price of $16.32 per share in a private transaction. Mary F. Bartol is the widow of George E. Bartol III, the late Chairman of the Board, the mother-in-law of Gordon A. MacInnes, the then Chairman of the Board, and the mother of Victoria B. Vallely, another Director of the Company. In addition, later in the first quarter of fiscal 1996, the Company purchased 2,954,378 of its common shares at $17.00 net per share in cash in a tender offer. The aggregate purchase price (plus related expenses) of the shares purchased in the private transaction and in the tender offer was approximately $86.4 million.

5. During the first quarter of fiscal 1996, the Company obtained a new five-year $125 million bank credit facility, consisting of a revolving credit facility in an amount up to $81.725 million, and an amortizing term loan in the amount of $43.275 million. The Company used borrowings of $75.0 million under this credit facility, together with cash on hand, to fund the shares repurchased from Mary
F. Bartol and in the tender offer. (See Note 4 above.) An additional $1.2 million was borrowed through the revolving credit facility in the second quarter of 1996 to meet current needs. This new credit facility replaced the revolving credit agreements (totalling $45 million) which were in effect at December 3, 1995.

                                   (Unaudited)

Long-term debt at the end of the second quarter of fiscal 1996 and at year-end 1995 was as follows:
                                                                As of
                                                     -----------------------
                                                     June 2,          Dec. 3,
                                                      1996             1995
                                                     -------          ------
         Term loan (a)                               $42,073               -
         Revolving credit facility (b)                32,925               -
         Line of credit                                    -         $   766
         Capitalized lease obligation                  2,000           2,000
         Industrial development revenue bond           1,559           1,559
                                                     -------         -------
                                                      78,557           4,325
         Less current portion                          5,289             766
                                                     -------         -------
         Long-term debt, less current portion        $73,268          $3,559
                                                     =======         =======

(a) The term loan amortizes in twenty quarterly installments, consisting of four installments each of $1.202 million, $1.683 million, $2.404 million, $2.645 million, and $2.885 million, respectively. The first installment was due and paid on March 31, 1996, and the last installment is due and payable December 31, 2000. The interest rates under the term loan (6.055% at June 2,1996) are at the base rate or, at the option of the Company, LIBOR plus a margin of between 55 and 87.5 basis points, the margin to be adjusted quarterly based on the Company's leverage ratio (as defined in the credit facility).

(b) The revolving credit facility matures on December 31, 2000. The interest rates under this facility (5.905% at June 2,1996) are at a base rate (defined as the higher of (i) the applicable prime rate of the bank and (ii) the federal funds rate plus 50 basis points) or, at the option of the Company, LIBOR plus a margin of between 40 and 72.5 basis points, the margin in each case to be adjusted quarterly based on the Company's leverage ratio (as defined in the credit facility).

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

Item 2.           Management's Discussion and Analysis of Financial Condition
                  -----------------------------------------------------------
                  and Results of Operations
                  -------------------------

The following discussion includes certain forward-looking statements. Such forward-looking statements are subject to a number of factors, including material risks and uncertainties, which could cause actual results to differ materially from the forward-looking statements.

Financial Condition
- -------------------

The Company's working capital decreased to $57.5 million at the end of the second quarter of fiscal 1996 from $69.1 million at the end of fiscal 1995. The decrease was largely attributable to the Company's repurchases of its common stock discussed below. The current ratio decreased to 2.7 at June 2, 1996 from
3.2 at December 3, 1995, and the debt capitalization percentage increased to approximately 59% at the end of the second quarter of fiscal 1996 from 3% at the end of fiscal 1995 as a net result of the Company's first quarter 1996 repurchase of an aggregate of 5,100,000 of its common shares and related debt assumed to finance the repurchases. Available cash balances were used to fund a portion of the common stock purchases (approximately $10 million), additions to property, plant, and equipment of $3.4 million and to pay cash dividends of $2.1 million.

The Company is currently in the process of negotiating a refinancing of $50 million of the $125 million floating rate credit facility through a private placement of senior notes to institutional investors. This refinancing is expected to provide the Company with long-term capital at a fixed rate and cash flow flexibility that allows for continued growth both through internal investment and strategic acquisitions.

Current assets decreased to $91.6 million at the end of the second quarter of fiscal 1996 from $100.1 million at the end of fiscal 1995, primarily as a result of a $13.2 million decrease in cash and cash equivalents, attributable, in part, to the uses of cash mentioned above. Accounts receivable increased to $45.4 million at June 2, 1996 from $42.0 million at December 3, 1995 largely due to payments of rebates during the first half of fiscal 1996, which had been accrued at the end of fiscal 1995, but also due to a reduction in the allowance for doubtful accounts to $1.7 million at the end of the second quarter of fiscal 1996 from $2.3 million at the end of fiscal 1995 resulting from improved collections.

Current liabilities of $34.2 million at the end of the second quarter of fiscal 1996 increased from $31.0 million at the end of fiscal 1995. This increase was largely attributable to increases in the current portion of long-term debt and accounts payable, partially offset by decreases in accrued salaries, wages and commissions (due principally to payments of incentive compensation in the first quarter of fiscal 1996, which had been accrued at the end of fiscal 1995). Additional offsetting factors included decreases in other accrued expenses such as freight and the accruals associated with the provision for special charges recorded in fiscal 1995 and in the first quarter of fiscal 1996 in connection with organizational changes and the relocation and consolidation of operations.

Management expects that total 1996 expenditures for additions to property, plant, and equipment to increase capacity and productivity will approximate $10.3 million, of which approximately $3.4 million has been expended through the second quarter of fiscal 1996. Management believes that funds generated from operations combined with the existing credit facility will be sufficient to meet currently anticipated working capital and other capital and debt service requirements. Should the Company require additional funds, management believes that the Company could obtain them at competitive costs.


Recent Developments
- -------------------


In connection with the recent hiring of Donald L. Thompson as Chairman of the Board, President and Chief Executive Officer (effective June 1, 1996), the Company expects to record an earnings charge of $.11 to $.14 per share in the second half of fiscal 1996. This earnings charge largely relates to incentive compensation and relocation expense reimbursement arrangements with Mr. Thompson.


Results of Operations
- ---------------------

Net Sales
- ---------

Net sales of $81.2 million for the second quarter and $154.9 million for the first half of fiscal 1996 grew 8.5% and 6.5% from $74.9 million and $145.4 million, respectively, compared to the same fiscal 1995 periods primarily as a result of higher unit volume. Net average selling prices increased 2.2% in the second quarter and 2.5% in the first half of fiscal 1996 from those in the same comparable periods of fiscal 1995. Excluding the effect of currency exchange rate changes, net selling price increases for the second quarter and first half of fiscal 1996 would have been 2.7% and 2.8%, respectively.

Art/craft products sales increased 11.7% to $41.5 million in the second quarter and 12.7% to $76.6 million in the first half of fiscal 1996 from the same periods in fiscal 1995. The increases in art/craft products sales were attributable to higher sales of presentation graphics products (up 18.9% in the second quarter and 19.5% in the first half of fiscal 1996), partially offset by lower sales of art supplies products (down 1.9% and 0.8%) and hobby/craft products (down 8.0% and 4.6%) in the second quarter and first half of fiscal 1996, respectively, compared to the same periods in fiscal 1995. The increases in presentation graphics products sales were largely due to higher sales of mounting and laminating equipment and supplies, as well as growth in the digital imaging market. The decrease in art supplies products sales were due primarily to lower sales of X-Acto brand blades and knives, while the decrease in hobby/craft products sales were due to lower sales of craft products, such as punch quilting and paper making kits. Export sales of art/craft products grew by 2.1% in the second quarter but were essentially unchanged for the first half of fiscal 1996. Foreign sales of art/craft products increased significantly, growing 20.5% in the second quarter and 27.9% in the first half of fiscal 1996 when compared to the same periods of fiscal 1995, despite the effects of a stronger U.S. dollar. These increases were due primarily to higher sales of presentation graphics products in Europe, which includes sales of products of

Centafoam (acquired in late April, 1995). Excluding the sales from the Centafoam business, foreign sales grew 5.8% and 10.5% in the second quarter and first half of fiscal 1996, respectively.

Office products sales increased 5.3% to $39.7 million in the second quarter and increased 1.1% to $78.3 million in the first half of fiscal 1996 compared to the same fiscal 1995 periods. Sales of mechanical and electromechanical products were up 10.7% in the second quarter but were essentially unchanged in the first half of fiscal 1996 compared to the same periods of fiscal 1995. The increase in the second quarter of fiscal 1996 was largely due to higher sales of electric pencil sharpeners and staplers, which were principally attributable to the introduction of new electric pencil sharpeners and from sales of Rapid brand manual and high quality electric staplers (the distribution rights to which in the U.S. and Canada were obtained in fiscal 1996). Office furniture products sales grew 1.8% and 5.6% in the second quarter and first half of fiscal 1996, respectively. The increases in office furniture sales for the second quarter and first half of fiscal 1996 were primarily the result of higher sales of Bevis brand furniture, particularly from introduction of new products. Desktop accessories and supplies sales were essentially unchanged in the second quarter and decreased 4.6% in the first half of 1996 compared to the same periods of fiscal 1995. The decrease in desktop accessories and supplies in the first half of fiscal 1996 was primarily due to lower sales of computer accessory products. Export sales of office products grew 28.7% and 32.5% in the second quarter and first half of fiscal 1996, respectively, compared to the same periods of fiscal 1995, primarily as a result of higher sales in Latin America (particularly Mexico) and in Australia.


Gross Profit
- ------------

The Company's gross profit percentage decreased to 37.0% of net sales in the second quarter of fiscal 1996 from 37.5% in the second quarter of fiscal 1995 and decreased to 36.7% in the first half of fiscal 1996 from 36.9% in the first half of fiscal 1995. These decreases were largely the result of changes in sales mix (i. e., higher sales of certain mechanical and electromechanical products and higher foreign sales which yield lower gross profit percentages than many of the Company's other products), higher customer returns, and certain manufacturing inefficiencies, partially offset by higher selling prices and lower raw material costs. The manufacturing inefficiencies were largely related to the consolidation of manufacturing operations as well as to the decrease in sales of computer accessory products. Although the Company has realized the positive effects of its recent selling price increases and, to some extent, stabilization of costs of some of its raw materials, management is uncertain if these conditions will continue.


Selling, Shipping, Administrative and General Expenses
- ------------------------------------------------------

Selling and shipping expenses decreased to 19.6% of net sales for the second quarter of fiscal 1996 from 20.3% in the second quarter of fiscal 1995 and decreased to 19.4% in the first half of fiscal 1996 from 20.0% in the first half of fiscal 1995. The lower rates were largely due to lower promotional and advertising expenses as well as to lower freight costs as a percentage of net sales.

Administrative and general expenses increased $.8 million, or 11.0%, in the second quarter and increased $1.3 million, or 9.5%, in the first half of fiscal 1996 compared to the prior year expense levels for the same periods. The increases were principally due to costs associated with issuance of stock grants to certain employees.


Provision for Special Charges
- -----------------------------

In the first half of fiscal 1996, the Company recorded a pre-tax charge of $.4 million, $.02 per share after tax, relating to the Company's fiscal 1995 decision to relocate and consolidate certain manufacturing and distribution operations. In the first half of 1995, the Company recorded a provision for organizational changes of $2.1 million, $.09 per share after tax, for costs incurred in connection with the resignation and planned replacement of the Company's Chairman and Chief Executive Officer and other organizational changes. Approximately $1.5 million of the provisions for organizational changes and relocation and consolidation of operations is included in liabilities at the end of the second quarter of fiscal 1996, which principally relates to future severance related payments.


Interest Expense
- ----------------

Interest expense increased to $1.3 million for the second quarter of fiscal 1996 from $25,000 in the second quarter of fiscal 1995 and increased to $2.1 million in the first half of fiscal 1996 from $53,000 in the first half of fiscal 1995 due to significant borrowings under the credit facility discussed in Note 5 to Consolidated Financial Statements and under "Financial Condition" above.


Other Expense (Income), Net
- ---------------------------

Other expense, net of $.2 million in the second quarter and first half of fiscal 1996 was primarily due to an asset write-down related to an idle plant facility. Other income, net of $.4 million in the second quarter and $.5 million in the first half of fiscal 1995 was largely due to a recovery of previously written-off machinery and equipment, as well as to currency exchange gains.


Provision for Income Taxes
- --------------------------

The effective tax rate increased to 35.0% for the second quarter of fiscal 1996 from 31.0% incurred in the second quarter of fiscal 1995 and increased to 35.1% for the first half of fiscal 1996 from 34.0% in the first half of fiscal 1995. The lower second quarter of fiscal 1995 effective tax rate was principally the result of a reversal of valuation allowances relating to tax net operating loss carryforwards from the European operations.

                           Part II - OTHER INFORMATION


Item 4 - Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

(a) and (c)

                  The Company's Annual Meeting of Shareholders was held on April 17, 1996, and in connection therewith, proxies were solicited by management pursuant to Regulation 14 under the Securities Exchange Act of 1934. An aggregate of 10,968,068 shares of the Company's common stock ("Shares") were outstanding and entitled to vote at the meeting. At the meeting the following matters (not including ordinary procedural matters) were submitted to a vote of the holders of Shares, with the results indicated below:

1. Election of a class of three directors to serve until the 1999 Annual Meeting. The following persons, all of whom were serving as directors and were management's nominees for reelection, were reelected. There was no solicitation in opposition to such nominees. The tabulation of votes was as follows:



                                                                                        Withheld
          Nominee                                  For                       (including any broker nonvotes)
          -------                               ---------                    -------------------------------
Robert B. Fritsch                               9,631,756                               420,969
Robert H. Rock, D.B.A.                          9,632,529                               420,133
Victoria B. Vallely                             9,633,618                               419,107


2.       Ratification of independent auditors.  The appointment of Coopers & Lybrand L.L.P.
         as the Company's independent auditors for fiscal 1996 was ratified.  The tabulation of votes was as follows:



                                                                                           Abstentions
                For                               Against                       (including any broker nonvotes)
             ----------                           -------                       -------------------------------
             10,028,522                            6,029                                     18,174





Item 6 -Exhibits and Reports on Form  8-K
        ---------------------------------

(a) Exhibits
    --------

     10. Employment Agreement dated as of April 8, 1996 between the Company and Donald L. Thompson.

     11. Computation of Per Share Earnings

     27. Financial Data Schedule

(b) Reports on Form 8-K
    -------------------

          No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               HUNT  MANUFACTURING  CO.


Date       July 11, 1996                  By    /s/  William E. Chandler
    -------------------------------         ----------------------------
                                               William E. Chandler
                                               Senior Vice President, Finance
                                               (Principal Financial and
                                               Accounting Officer)


Date       July 11, 1996                  By    /s/  Robert B. Fritsch
    -------------------------------         --------------------------
                                               Robert B. Fritsch
                                               President and Chief Executive
                                               Officer

                                  EXHIBIT INDEX


Exhibit 10 - Employment Agreement dated as of April 8, 1996 between the Company and Donald L. Thompson


Exhibit 11 - Computation of Per Share Earnings


Exhibit 27 - Financial Data Schedule