Form 10-Q
period 1996-09-01
HUNT MANUFACTURING CO
filed 1996-10-15
CIK 49146

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            September 1, 1996
                              ----------------------------------

                                       OR

          [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number               1-8044
                        ----------------------------------------

                                 HUNT  MANUFACTURING  CO.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

     Pennsylvania                                           21-0481254
--------------------------------------------------------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

   One Commerce Square 2005 Market Street, Philadelphia, PA    19103
--------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone no., including area code   (215) 656-0300
                                                -------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

As of October 9, 1996 there were outstanding 10,970,145 shares of the registrant's common stock.

                             HUNT MANUFACTURING CO.

                                      INDEX
                                                                        Page

PART I -    FINANCIAL INFORMATION
            ---------------------
Item 1 -    Financial Statements
            --------------------

            Condensed Consolidated Balance Sheets as of
            September 1, 1996 and December 3, 1995                        3

            Condensed Consolidated Statements of Income -
            Three Months and Nine Months Ended September 1, 1996
            and September 3, 1995                                         4

            Condensed Consolidated Statements of Cash Flows -
            Nine Months Ended September 1, 1996 and
            September 3, 1995                                             5

            Notes to Condensed Consolidated Financial
            Statements                                                  6 - 8

Item 2 -    Management's Discussion and Analysis of
            ---------------------------------------
            Financial Condition and Results of Operations               9 - 13
            ---------------------------------------------


PART II -   OTHER INFORMATION
            -----------------
Item 6 -    Exhibits and Reports on Form 8-K                            14
            --------------------------------

            Signatures                                                  15
            ----------

            Exhibit Index                                               16
            -------------

                      Part I FINANCIAL  INFORMATION                       Page 3

Item 1Financial Statements
                             Hunt Manufacturing Co.
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)
                (In thousands except share and per share amounts)

                                                                     September 1,    December 3,
                      ASSETS                                              1996          1995
                                                                      ----------      ---------
Current assets:
     Cash and cash equivalents                                        $    2,623      $   15,503
     Accounts receivable, less allowance for doubtful
       accounts: 1996, $1,943 ; 1995, $2,305                              49,600          42,036
     Inventories:
         Raw materials                                                    12,134          12,561
         Work in process                                                   5,876           5,452
         Finished goods                                                   20,912          18,118
                                                                      ----------      ----------
        Total inventories                                                 38,922          36,131

     Deferred income taxes                                                 4,988           4,938
     Prepaid expenses and other current assets                             2,047           1,484
                                                                      ----------      ----------
        Total current assets                                              98,180         100,092

Property, plant and equipment, at cost, less
  accumulated depreciation and amortization:
  1996, $52,026; 1995, $48,111                                            51,783          52,008
Intangible assets, net                                                    25,097          25,997
Other assets                                                               5,228           4,713
                                                                      ----------      ----------
                 Total assets                                         $  180,288      $  182,810
                                                                      ==========      ==========

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt                                $        0      $      766
     Accounts payable                                                     13,044          10,759
     Accrued expenses:
       Salaries, wages and commissions                                     4,646           5,446
       Income taxes                                                        3,980           3,064
       Insurance                                                           3,086           2,449
       Compensated absences                                                1,874           1,673
       Other                                                               5,499           6,793
                                                                      ----------      ----------
        Total current liabilities                                         32,129          30,950

Long-term debt, less current portion                                      78,559           3,559
Deferred income taxes                                                      3,910           4,520
Other non-current liabilities                                              9,287           7,588
                                                                      ----------      ----------
                 Total liabilities                                       123,885          46,617
                                                                      ----------      ----------

Stockholders' equity:
     Preferred stock, $.10 par value, authorized 1,000,000
       shares (including 50,000 shares of Series A Junior
       Participating Preferred); none issued                                   -               -
     Common stock, $.10 par value, 40,000,000 shares
       authorized; issued:  1996 -16,152,322 shares;
       1995 - 16,152,322 shares                                            1,615           1,615
     Capital in excess of par value                                        6,434           6,434
     Cumulative translation adjustment                                      (681)           (983)
     Retained earnings                                                   136,951         131,216
                                                                      ----------      ----------
                                                                         144,319         138,282
Less cost of treasury stock:
1996 - 5,182,177  shares; 1995 - 159,159 shares                          (87,916)         (2,089)
                                                                      ----------      ----------
                 Total stockholders' equity                               56,403         136,193
                                                                      ----------      ----------
                    Total liabilities and stockholders' equity        $  180,288      $  182,810
                                                                      ==========      ==========


     See accompanying notes to condensed consolidated financial statements.

                             Hunt Manufacturing Co.
                   Condensed Consolidated Statements of Income
                                   (Unaudited)
                     (In thousands except per share amounts)



                                                 Three Months Ended        Nine Months Ended
                                                ---------------------    ----------------------
                                                 Sept. 1,    Sept. 3,     Sept. 1,     Sept. 3,
                                                   1996        1995         1996         1995
                                                (13 weeks)  (14 weeks)   (39 weeks)   (40 weeks)
                                                ----------  ----------   ----------   ----------
Net sales                                        $83,881      $86,302      $238,774     $231,713

Cost of sales                                     52,086       55,055       150,111      146,738
                                                 -------      -------      --------     --------


   Gross profit                                   31,795       31,247        88,663       84,975


Selling and shipping expense                      16,197       15,862        46,251       44,964

Administrative and general
 expenses                                          9,012        8,027        23,721       21,464

Provision for organizational changes and
  relocation and consolidation of operations        -           1,579           354        3,697
                                                 -------      -------      --------     --------


   Income from operations                          6,586        5,779        18,337       14,850


Interest expense                                   1,384            5         3,524           58

Other expense (income), net                           62          104           276         (403)
                                                 -------      -------      --------     --------

   Income before income taxes                      5,140        5,670        14,537       15,195

Provision for income taxes                         1,739        2,015         5,037        5,258
                                                 -------      -------      --------     --------

   Income before extraordinary item                3,401        3,655         9,500        9,937

Extraordinary loss on early extinguishment
   of debt (net of income tax benefit of $134)       251          -             251          -
                                                 -------      -------      --------     --------

   Net income                                     $3,150       $3,655        $9,249       $9,937
                                                  ======       ======        ======       ======

Average shares of common
   stock outstanding                              10,970       15,959        11,625       16,009
                                                  ======       ======        ======       ======

Earnings per common share:
   Income before extraordinary item                $0.31        $0.23         $0.82        $0.62

   Extraordinary loss                               0.02          -            0.02          -
                                                 -------      -------      --------     --------

Net income per common share                        $0.29        $0.23         $0.80        $0.62
                                                  ======       ======        ======       ======

Dividends per common share                        $0.095       $0.095        $0.285       $0.285
                                                  ======       ======        ======       ======


     See accompanying notes to condensed consolidated financial statements.

                             Hunt Manufacturing Co.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                         Nine Months Ended
                                                                       ---------------------
                                                                        Sept. 1,    Sept. 3,
                                                                          1996        1995
                                                                       ---------   ---------
Cash flows from operating activities:
Net income                                                             $   9,249   $   9,937
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                         6,876       6,694
     Deferred income taxes                                                  (559)       (988)
     Loss on disposals of property, plant and equipment                      775         192
     (Payments) provision for organizational changes and
        relocation and consolidation of operations                        (1,271)      3,450
     Issuance of stock under management incentive bonus
        and stock grant plans                                                241         239
     Changes in operating assets and liabilities, net of
        acquisition of business                                           (6,703)    (13,456)
                                                                       ---------   ---------
          Net cash provided by operating activities                        8,608       6,068
                                                                       ---------   ---------

Cash flows from investing activities:
   Additions to property, plant and equipment                             (5,720)     (6,740)
   Acquisition of business                                                  -         (2,789)
   Other, net                                                               (517)       (346)
                                                                       ---------   ---------
         Net cash used for investing activities                           (6,237)     (9,875)
                                                                       ---------   ---------

Cash flows from financing activities:
   Proceeds from long-term debt                                          127,404         930
   Payments of long-term debt, including current maturities              (53,170)       (918)
   Purchase of treasury stock                                            (86,550)     (2,841)
   Proceeds from exercise of stock options                                    94         411
   Dividends paid                                                         (3,126)     (4,566)
   Other, net                                                                (47)        (47)
                                                                       ---------   ---------
         Net cash used for financing activities                          (15,395)     (7,031)
                                                                       ---------   ---------

Effect of exchange rate changes on cash                                      144         224
                                                                       ---------   ---------

Net decrease in cash and cash equivalents                                (12,880)    (10,614)

Cash and cash equivalents, beginning of period                            15,503      13,807
                                                                       ---------   ---------

Cash and cash equivalents, end of period                               $   2,623   $   3,193
                                                                       =========   =========

Supplemental disclosures of cash flow information:
     Interest paid                                                     $   3,084   $     310
     Income taxes paid                                                     4,604       6,372

     See accompanying notes to condensed consolidated financial statements.

                             Hunt Manufacturing Co.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


1. The accompanying condensed consolidated financial statements and related notes are unaudited; however, in management's opinion all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position at September 1, 1996 and the results of operations and cash flows for the periods shown have been made. Such statements are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by generally accepted accounting principles or those normally made in Form 10-K.

2. The earnings per share are calculated based on the weighted average number of common shares outstanding. Shares issuable under outstanding stock option, stock grant and long-term incentive compensation plans are common stock equivalents, but are not used in computing earnings per share because the dilutive effect would be less than 3%.

3. The pre-tax special charge of $.4 million ($.02 per share after tax) for the first nine months of fiscal 1996 relates to the Company's fiscal 1995 decision to relocate and consolidate certain manufacturing and distribution operations. The provision for organizational changes of $3.7 million, or $.15 per share, recorded in the first nine months of fiscal 1995 ($1.6 million, or $.06 per share, for the third quarter of fiscal 1995) relates to costs incurred in connection with the resignation and replacement of the Company's Chairman and Chief Executive Officer and other organizational changes. Approximately $1.2 million of the provisions for organizational changes and relocation and consolidation of operations is included in liabilities at the end of the third quarter of fiscal 1996, which principally relates to future severance related payments.

4. In the first quarter of fiscal 1996, the Company purchased from Mary F. Bartol an aggregate of 2,150,165 of the Company's common shares for a cash purchase price of $16.32 per share in a private transaction. Mary F. Bartol is the widow of George E. Bartol III, the late Chairman of the Board, the mother-in-law of Gordon A. MacInnes, the then Chairman of the Board, and the mother of Victoria B. Vallely, another Director of the Company. In addition, later in the first quarter of fiscal 1996, the Company purchased 2,954,378 of its common shares at $17.00 net per share in cash in a tender offer. The aggregate purchase price (plus related expenses) of the shares purchased in the private transaction and in the tender offer was approximately $86.6 million.

5. During the first quarter of fiscal 1996, the Company obtained a new five-year $125 million bank credit facility, consisting of a revolving credit facility in an amount up to $81.725 million, and an amortizing term loan in the amount of $43.275 million. The Company used borrowings of $75.0 million under this credit facility, together with cash on hand, to fund the shares repurchased from Mary
F. Bartol and in the tender offer. (See Note 4 above.) An additional $2.4 million was borrowed through the revolving credit facility

                                  (unaudited)


during the second and third quarters of fiscal 1996 to meet current working capital needs. This credit facility replaced the revolving credit agreements (totalling $45 million) which were in effect at December 3, 1995.

On August 1, 1996, the Company placed $50 million of senior notes with several insurance companies. The proceeds of this transaction were used to repay the entire $40.9 million outstanding balance of the amortizing term loan referred to above and to reduce the outstanding balance on the revolving credit facility referred to above from $34.1 million to $25 million. In addition, the terms of the credit facility were revised, among other things, to reduce the amount of funds available under the facility from $81.725 million to $75 million; to modify certain limitations, covenants, borrowings and facility fee margins; and to provide for additional borrowing options.

Long-term debt at the end of the third quarter of fiscal 1996 and at the end of fiscal 1995 was as follows:
                                                                  As of
                                                         ----------------------
                                                          Sept. 1,      Dec. 3,
                                                            1996         1995
                                                          --------      ------
         Senior Notes (a)                                 $50,000           -
         Revolving credit facility (b)                     25,000           -
         Line of credit                                        -        $  766
         Capitalized lease obligation                       2,000        2,000
         Industrial development revenue bond                1,559        1,559
                                                          --------      ------
                                                           78,559        4,325
         Less current portion                                  -           766
                                                          -------       ------
         Long-term debt, less current portion             $78,559       $3,559
                                                          =======       ======


         (a) The senior notes are payable in ten annual payments of $5,000,000 beginning August 1, 2002 and bear interest at a rate of 7.86%.

         (b) The revolving credit facility, which allows for borrowings of up to $75 million, matures on December 31, 2000. The interest rates under this facility (5.82% at September 1,1996) are, at the option of the Company, the following: a base rate (defined as the higher of (i) the applicable prime rate of the bank and (ii) the federal funds rate plus 50 basis points); LIBOR plus a margin of between 27.5 and 50.0 basis points, the margin in each case to be adjusted quarterly based on the Company's leverage ratio (as defined in the credit facility); a competitive bid rate based on a competitive bid made by a competitive bid lender; or a quoted rate offered by a swingline lender.

                                   (unaudited)


         The senior notes and credit facility contain certain representations, warranties, covenants, and conditions, including, but not limited to, requirements that the Company comply with certain financial covenants, including interest coverage, fixed charge coverage and leverage ratios, and maintenance of certain levels of net worth, and also contain limitations on liens, indebtedness, investments, changes in lines of business, acquisitions, transactions with affiliates, and modifications of certain documents.

6. As a result of the Company's issuance of the senior notes and the use of the proceeds to pay down debt referred to in Note 5 above, the Company recorded an after-tax loss of $.3 million, or $.02 per share, for the early extinguishment of debt which has been reflected in the Company's Condensed Consolidated Statements of Income as an extraordinary item.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion includes certain forward-looking statements. Such forward-looking statements are subject to a number of factors, including material risks and uncertainties, including those referred to herein and in the Company's Reports on Form 10-K and Forms 10-Q, which could cause actual results to differ materially from the forward-looking statements.

Financial Condition

The Company's working capital decreased to $66.1 million at the end of the third quarter of fiscal 1996 from $69.1 million at the end of fiscal 1995 due largely to the Company's repurchases of its common stock discussed below. The debt capitalization percentage increased to approximately 58% at the end of the 1996 fiscal third quarter from 3% at the end of fiscal 1995 as a net result of the Company's first quarter 1996 repurchases of an aggregate of 5,100,000 of its common shares and related debt incurred to finance the repurchases. Available cash balances were used to fund a portion of the common stock repurchases (approximately $10 million), additions to property, plant and equipment of $5.7 million, and to pay cash dividends of $3.1 million.

During the third quarter of fiscal 1996, the Company refinanced $50 million of its $125 million floating rate credit facility through a private placement of senior notes to various insurance companies (see Note 5 to Consolidated Financial Statements). This refinancing has provided the Company with long-term capital at a fixed rate and cash flow flexibility that allows for continued growth both through internal investment and possible strategic acquisitions.

Current assets decreased to $98.2 at the end of the fiscal 1996 third quarter from $100.1 million at the end of fiscal 1995, primarily as a result of a $12.9 million decrease in cash and cash equivalents, attributable, in part, to the uses of cash mentioned above. Accounts receivable increased to $49.6 million at the end of the third quarter from $42.0 million at fiscal 1995 year end, largely due to increased promotional sales with extended payment terms during the third quarter and to a reduction in the allowance for doubtful accounts to $1.9 million at the end of the third quarter from $2.3 million at the end of fiscal 1995 as a result of improved collections. The increase in inventories from $36.1 million at fiscal 1995 year end to $38.9 million at the end of the third quarter was principally attributable to additional inventories from new products and higher safety stock levels for certain finished goods.

Current liabilities of $32.1 million at the end of the fiscal 1996 third quarter increased from $31.0 million at the end of fiscal 1995 primarily as a result of increases in accounts payable and accrued income taxes, partially offset by decreases in accrued salary, wages and commissions, and other accrued expenses. The increase in accounts payable to $13.0 million at the end of the third quarter from $10.8 million at fiscal 1995 year end was largely the result of the inventory increase discussed above, while the increase in accrued income taxes was due to the timing of tax payments. The decrease in salary, wages and commissions was due primarily to payments of incentive compensation in the first quarter 1996 which had been accrued at the end of fiscal 1995. The decrease in other accrued expenses was due principally to payments associated with the provision for special charges discussed below.

Management expects that total fiscal 1996 expenditures for additions to property, plant, and equipment to increase capacity and productivity will approximate $9.6 million, of which approximately $5.7 million has been expended through the third quarter of fiscal 1996. Management believes that funds generated from operations, combined with the existing credit facility, will be sufficient to meet currently anticipated working capital and other capital and debt service requirements. Should the Company require additional funds, management believes that the Company could obtain them at competitive costs.

Recent Developments

The Company has initiated, with the assistance of an outside consulting firm, an intensive strategic assessment of its various business segments and markets, the purpose of which is to assist the Company in promptly developing and implementing a strategic plan for the operation and direction of the Company.

Results of Operations

The Company's 1996 fiscal year is comprised of 52 weeks, compared to 53 weeks for fiscal 1995. The third quarter of fiscal 1996 and fiscal 1995 contained 13 weeks and 14 weeks, respectively, while the first nine months of fiscal 1996 and fiscal 1995 contained 39 weeks and 40 weeks, respectively.

Net Sales

Net sales in the third quarter of fiscal 1996 decreased 2.8% to $83.9 million from $86.3 million in the third quarter of fiscal 1995, while net sales of $238.8 million for the first nine months of fiscal 1996 increased 3.0% over last year's first nine months. The third quarter sales decline was partly attributable to 7% fewer days during the quarter. Net average selling prices increased 2.6% in the third quarter and 2.5% in the first nine months of fiscal 1996 from those in the same periods of fiscal 1995.

Art/craft products sales increased 1.3% to $41.7 million in the third quarter and 8.4% to $118.2 million in the first nine months of fiscal 1996 from the same periods in fiscal 1995. The increases in art/craft products sales were led by higher sales of presentation graphics products (up 6.8% in the third quarter and 14.7% in the first nine months), partially offset by lower sales of art supplies products (down 9.3% and 4.0%) and hobby/craft products (down 12.7% and 7.8%) in the third quarter and first nine months, respectively, compared to the same periods in fiscal 1995. The increases in presentation graphics products sales were largely attributable to higher sales of mounting and laminating products (e.g., Seal and Image Series brand mounting and laminating equipment; and Bienfang brand foam board and project display boards). The decreases in art supplies were due primarily to lower sales of X-Acto brand blades and knives, while the decreases in hobby/craft products sales were due principally to lower sales of Accent Mats brand pre-cut framing mats and craft products, such as punch quilting and paper making kits. Export sales of art/craft products decreased 4.6% in the third quarter and 2.5% in the first nine months of fiscal 1996 from the same periods in fiscal 1995. Foreign sales of art/craft products were essentially unchanged for the third quarter of fiscal 1996 from a year ago but grew by 17.4% in the first nine months of fiscal 1996 when compared to the same period of fiscal 1995, despite the effects of a stronger U.S. dollar. The increase in the first nine months of fiscal 1996 was primarily due to higher sales of presentation graphics products in Europe, which includes sales of products manufactured by the Centafoam operation (acquired in late April 1995). Excluding the sales of the Centafoam operation, foreign sales grew 11.8% in the first nine months of fiscal 1996.

Office products sales decreased 6.5% to $42.2 million in the third quarter and decreased 1.7% to $120.6 million in the first nine months of fiscal 1996 compared to the same fiscal 1995 periods. These decreases were primarily the result of lower sales of desktop accessories and supplies (down 23.2% in the third quarter and 11.2% in the first nine months of fiscal 1996) and lower mechanical and electromechanical products sales (down 7.9% and 3.0%), partially offset by higher sales of office furniture products (up 4.8% and 5.3%) in the third quarter and first nine months of fiscal 1996, respectively, compared to the same periods in fiscal 1995. The decreases in desktop accessories and supplies were largely due to lower sales of computer accessories products. The decreases in mechanical and electromechanical products were principally attributable to lower sales of electric and manual pencil sharpeners and paper shredders, partially offset by higher sales of staplers, which were due principally to sales of Rapid brand manual and high quality electric staplers (the distribution rights to which in the United States and Canada were obtained in fiscal 1996). The sales decreases in desktop accessories and supplies and mechanical and electromechanical products were due to a combination of factors: lower consumer demand for certain products, lost distribution at some of the Company's large retail customers, and to timing of some major product promotion programs. The increases in office furniture product sales were due primarily to higher sales of Bevis brand furniture products, particularly from introductions of new products. Export sales of office products grew 35.2% and 33.4% in the third quarter and first nine months of fiscal 1996, respectively, compared to the same periods of fiscal 1995, primarily as a result of higher sales in Canada, in Latin America (particularly Mexico), and in Australia.

Gross Profit

The Company's gross profit percentage increased to 37.9% of net sales in the third quarter of fiscal 1996 from 36.2% in the corresponding quarter of fiscal 1995 and increased to 37.1% in the first nine months of fiscal 1996 from 36.7% in the first nine months of fiscal 1995. These increases were largely the result of higher selling prices and lower raw material costs, partially offset by changes in sales mix (i. e., higher sales of office furniture products and foreign sales, which yield lower gross profit percentages than many of the Company's other products) and to higher customer returns. Although the Company has realized positive effects from its recent selling price increases and to some extent, from the stabilization of costs of some of its raw materials, management is uncertain if these conditions will continue.

Selling, Shipping, Administrative and General Expenses

Selling and shipping expenses increased to 19.3% of net sales for the third quarter of fiscal 1996 from 18.4% in the fiscal 1995 third quarter but were unchanged at 19.4% of net sales for both the first nine months of fiscal 1996 and 1995. The increase in the third quarter of fiscal 1996 was largely the result of higher shipping and distribution costs, primarily from higher freight expenses, and marketing administrative expenses.

Administrative and general expenses increased $1.0 million, or 12.3%, in the third quarter and increased $2.3 million, or 10.5%, in the first nine months of fiscal 1996 compared to the prior year expense levels for the same periods. These increases were principally the result of a charge related to incentive compensation arrangements from the June 1, 1996 hiring of a new Chief Executive Officer ($.7 million, $.04 per share after-tax) and to costs associated with issuance of stock grants to certain employees.

Provision for Special Charges

In the first nine months of fiscal 1996, the Company recorded a pre-tax charge of $.4 million, $.02 per share after tax, relating to the Company's fiscal 1995 decision to relocate and consolidate certain manufacturing and distribution operations. In the first nine months of 1995, the Company recorded a provision for organizational changes of $3.7 million, $.15 per share after tax, for costs incurred in connection with the resignation and replacement of the Company's Chairman and Chief Executive Officer and other organizational changes. Approximately $1.2 million of the provisions for organizational changes and relocation and consolidation of operations is included in liabilities at the end of the third quarter of fiscal 1996, which principally relates to future severance related payments.

Interest Expense

Interest expense increased to $1.4 million for the third quarter of fiscal 1996 from $5,000 in the fiscal 1995 third quarter and increased to $3.5 million in the first nine months of fiscal 1996 from $58,000 in the corresponding period of the prior year due to significant borrowings under various debt arrangements discussed in Note 5 to Condensed Consolidated Financial Statements herein and under "Financial Condition" above.

Other Expense (Income), Net

Other expense, net, of $.3 million in the first nine months of fiscal 1996 was primarily due to an asset write-down related to an idle plant facility and to losses on asset disposals. Other income, net, of $.4 million in the fiscal 1995 nine month period was largely due to a recovery of previously written-off machinery and equipment, as well as to currency exchange gains.

Provision for Income Taxes

The effective tax rate decreased to 33.8% for the third quarter of fiscal 1996 from 35.5% incurred in the third quarter of fiscal 1995, while the effective tax rate was 34.6% for both the first nine months of fiscal years 1996 and 1995. The lower third quarter of fiscal 1996 effective tax rate was the result of several factors, including lower state effective tax rates.

Extraordinary Item

During the third quarter of fiscal 1996, the Company placed $50.0 million of senior notes with several insurance companies, the proceeds of which were used to repay the outstanding balance of the Company's term loan and part of the revolving credit facility. (See Note 5 to Condensed Consolidated Financial Statements herein and under "Financial Condition" above.) As a result, the Company recorded an after-tax loss of $.3 million, or $.02 per share, which has been reflected in the Company's Condensed Consolidated Statements of Income as an extraordinary item.

                           Part II - OTHER INFORMATION


Item 6 -Exhibits and Reports on Form  8-K


(a) Exhibits

     4.1  Amendment dated as of August 1, 1996 to Credit Agreement

     4.2  Note Purchase Agreement dated August 1, 1996

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


                             HUNT MANUFACTURING CO.


Date   October 9, 1996       By    /s/  William E. Chandler
    ----------------------     ----------------------------
                                  William E. Chandler
                                  Senior Vice President, Finance
                                  (Principal Financial and Accounting Officer)


Date    October 9, 1996      By    /s/  Donald L. Thompson
    ----------------------     ---------------------------
                                  Donald L. Thompson
                                  Chairman of the Board
                                  and Chief Executive Officer

                                  EXHIBIT INDEX


Exhibit 4.1  -  Amendment dated as of August 1, 1996 to Credit Agreement
                --------------------------------------------------------

Exhibit 4.2  -  Note Purchase Agreement dated August 1, 1996
                --------------------------------------------

Exhibit 11   -  Computation of Per Share Earnings
                ---------------------------------

Exhibit 27   -  Financial Data Schedule
                -----------------------