Form 10-K
period 1996-12-01
HUNT MANUFACTURING CO
filed 1997-02-13
CIK 49146

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 1, 1996

 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 for the transition period from ______ to ______.

COMMISSION FILE NO. 1-8044

                             HUNT MANUFACTURING CO.
                            ------------------------
                                  (Registrant)



                       PENNSYLVANIA                                            21-0481254
                 (State of Incorporation)                           (IRS Employer Identification No.)


                    ONE COMMERCE SQUARE,
           2005 MARKET STREET, PHILADELPHIA, PA                                19103-7085
         (Address of Principal Executive Offices)                               (ZIP Code)


                   Registrant's telephone number, including area code: (215) 656-0300

                      Securities registered pursuant to Section 12(b) of the Act:

                   TITLE OF EACH CLASS:                         NAME OF EACH EXCHANGE ON WHICH REGISTERED:
         Common Shares, par value $.10 per share                         New York Stock Exchange


            Rights to Purchase Series A Junior                           New York Stock Exchange
              Participating Preferred Stock

       Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes / X / No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / X /

The aggregate market value of the registrant's Common Shares (its only voting stock) held by nonaffiliates of the registrant as of January 3, 1997 was approximately $182,000,000. (Reference is made to the final paragraph of Part I herein for a statement of the assumptions upon which this calculation is based.)

The number of shares of the registrant's Common Shares outstanding as of January 3, 1997 was 10,987,796.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant's 1997 definitive proxy statement relating to its scheduled April 1997 Annual Meeting of Shareholders (which proxy statement is expected to be filed with the Commission not later than 120 days after the end of the registrant's last fiscal year) are incorporated by reference into
Part III of this report.

PART I
ITEM 1. BUSINESS
GENERAL

Hunt Manufacturing Co. and its subsidiaries (herein called the "Company," unless the context indicates otherwise) are primarily engaged in the manufacture and distribution of office products and art/craft products which the Company markets worldwide.

In December 1995 and January 1996, the Company repurchased an aggregate of 5,104,543 of its Common Shares in a private transaction and in a cash tender offer for an aggregate purchase price, including related expenses, of approximately $86.6 million. In a related transaction, the Company obtained a five-year $125 million credit facility and used borrowings under such facility, together with cash on hand, to fund such Common Share repurchases. The borrowings under this credit facility subsequently were reduced by the proceeds from the private placement of $50 million of senior notes with several insurance companies. See Item 7 of this report and Notes 2 and 8 to Consolidated Financial Statements herein.

The Company is currently undergoing, with the assistance of an outside consulting firm, an intensive strategic assessment of its various business segments and markets, the purpose of which is to assist the Company in promptly developing and implementing a strategic plan for the operation and direction of the Company.

As part of this strategic assessment, in January 1997, the Company reached agreements in principle to sell its LIT-NING Products business and its Hunt Data Products' MEDIAMATE and CALISE brand products. The sale of both businesses, which are subject to typical conditions, are expected to be completed during the first quarter of 1997. The combined net sales for these business units were $23.9 million, $27.0 million, and $26.8 million for fiscal years 1996, 1995, and 1994, respectively, which are included under the office products business segment. The divestiture of these businesses is not expected to result in a material gain or loss but will allow the Company to focus on its core office products and art/craft businesses.

BUSINESS SEGMENTS

The following table sets forth the Company's net sales and operating profit by business segment for the last three fiscal years:


        (IN THOUSANDS)                      1996           1995        1994
        ---------------------------------------------------------------------
        NET SALES:
         Office products ............      $161,169      $163,378    $160,307
         Art/Craft products .........       166,356       150,503     127,896
                                           --------      --------    --------
         Total ......................      $327,525      $313,881    $288,203
                                           ========      ========    ========

        OPERATING PROFIT:
         Office products ............      $  9,892      $  6,966    $ 12,172
         Art/Craft products .........        24,435        21,678      21,211
                                           --------      --------    --------
         Total ......................      $ 34,327      $ 28,644    $ 33,383
                                           ========      ========    ========

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

OFFICE PRODUCTS
The Company has three major classes of office products: mechanical and electromechanical products; office furniture; and desktop accessories and supplies. The amounts and percentages of net sales of these product classes for the last three fiscal years were as follows:

                    (DOLLARS IN THOUSANDS)                  1996                 1995              1994
                    -------------------------------------------------------------------------------------------
                    PRODUCT CLASS:
                    Mechanical and
                       electromechanical..........    $ 67,777    42%      $ 69,018    42%    $ 76,897    48%
                    Office furniture..............      63,068    39         60,278    37       51,715    32
                    Desktop accessories
                       and supplies...............      30,324    19         34,082    21       31,695    20
                                                      --------   ---       --------   ---     --------   ---
                     Total........................    $161,169   100%      $163,378   100%    $160,307   100%
                                                      ========   ===       ========   ===     ========   ===


The Company's mechanical and electromechanical office products currently consist of a variety of items sold under the Company's BO STON brand, including manual and electric pencil sharpeners; paper punches, trimmers and shredders; electric letter openers; spring clips used to hold sheets of paper; manual and electronic staplers; electric air cleaners; fans and heaters; laminators; and other related products. In 1996, the Company obtained the exclusive distribution rights in the United States and Canada for RAPID(1) manual and electric stapling machines which are included under the mechanical and electromechanical product class. The Company's office furniture products are sold primarily under the BEVIS bra nd name. These products include conference, computer, utility and folding tables; office chairs; bookcases and screen panels; metal and wood workstations for computer terminals, personal computers, word processors, printers and other similar electronic office equipment; and home/office furniture. The Company's desktop accessories and supplies currently consist of a broad range of products that support the use of computers, such as computer diskette, CD and CD ROM storage and filing devices; printer stands; mousepads; and other computer-related accessories which are marketed under the MEDIAMATE brand name. Also included in desktop accessories and supplies are an array of items marketed under the LIT-NING brand name, including metal horizontal and vertical files, letter trays, desk organizers and paper sorting racks.

As discussed above, in January 1997, the Company reached agreements in principle to sell its LIT-NING Products business and its Hunt Data Products' MEDIAMATE and CALISE brand products. The divestiture of these businesses is expected to allow the Company to focus on its core office products and art/craft businesses.

The Company consistently has sought to expand its office products business through internal product development, the acquisition of distribution rights to products which complement or extend the Company's established lines, the acquisition of complementary businesses and through broadened distribution. Examples of new office product introductions by the Company in recent years are BOSTON brand electronic staplers, grip and stand-up staplers, electric letter openers and folders, various models of air cleaners, rotary paper trimmers, fans and heaters, personal paper shredders, electric and battery powered pencil sharpeners and desktop laminators; BEVIS UNIWORX, BEVIS ULTRAWORX and BEVIS MEGAWORX lines of modular office furniture systems; BEVIS CONVERGENCE panel systems; BEVIS PRACTICAL FOUNDATIONS and BEVIS ESSENTIAL FOUNDATIONS training room furniture. In 1994, the Company obtained exclusive distribution rights in the United States and Canada for Schwan-STABILO(2) highlighter markers and writing instruments, and in 1995, the Company acquired the rights to the CALISE line of laptop computer carrying cases, which are included under desktop accessories and supplies.



1 Trademark of Isaberg AB.
2 Trademark of Schwan-STABILO Schwanhausser GmbH & Co.

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

ART/CRAFT PRODUCTS
The Company manufactures and distributes three major classes of art/craft products: presentation graphics products; art supplies; and hobby/craft products. The amounts and percentages of net sales of these three product classes for the last three fiscal years were as follows:





                    (DOLLARS IN THOUSANDS)                  1996                 1995              1994
                    -------------------------------------------------------------------------------------------
                    PRODUCT CLASS:
                     Presentation graphics            $121,339     73%     $104,271    69%    $ 83,354    65%
                     Art supplies . .                   26,492     16        26,610    18       26,772    21
                     Hobby/craft . . .                  18,525     11        19,622    13       17,770    14
                                                      --------    ---      --------   ---     --------   ---
                     Total . . . . . . . . .          $166,356    100%     $150,503   100%    $127,896   100%
                                                      ========    ===      ========   ===     ========   ===


The Company's presentation graphics products are used largely by picture framers, graphic artists, display designers and photo laboratories, and include a range of BIENFANG and CENTAFOAM foam boards (which constitute a significant portion, although less than 40%, of presentation graphics products); TECHMOUNT dry mount adhesive products; pressure sensitive and dry mount adhesive products sold under the SEAL brand, as well as under the COLORMOUNT, SEALEZE, PRINT GUARD, PRINT MOUNT and GARDIAN brand names; THE RMASHIELD laminating films; an array of mounting and laminating equipment sold under the CLEAR TECH, SEALEZE, and IMAGE brand names; and specialty tapes and films supplied under various private brands. The Company's art supply products are used primarily by commercial and amateur artists, and include commercial and fine art papers which the Company converts, finishes and sells under its BIENFANG brand name; various types of X-ACTO brand knives and blades; SPEEDBALL acrylic and watercolor paints; SPEEDBALL PAINTERS and FABRIC PAINTERS markers; and CONTE(3) pastels, crayons and related drawing products, for which the Company is the exclusive United States and Canadian distributor. The Company's hobby/craft products generally are used by hobbyists and craft enthusiasts and include SPEEDBALL print-making products; ACCENT MATS beveled-edge picture framing mats; SPEEDBALL ELEGANT WRITERS; LETTE RSHOP calligraphy kits and PANACHE calligraphy products; a range of punch quilting products; PAPER KRAZE paper making and casting products; CANDLE KRAZE candle-making products; and X-ACTO brand tools and kits.


3 Trademark of Conte S.A.

The Company consistently has sought to expand its art/craft business primarily through acquisitions of complementary businesses and of distribution rights to complementary products manufactured by others, through internal product development, and through broadened distribution. Major art/craft products introduced during the last several fiscal years include SINGLE STEP adhesive coated BIENFANG foa m board; BIENFANG project display boards; ARMORCORE, STRATOCORE and MIGHTYCORE line of board products; SHOWTIME portable display products; PANACHE calligrap hy products; LETTERSHOP calligraphy kits; punch quilting products; CANDLE KRAZE candle-making products; the X-ACTO X-2000 knife; CLEAR TECH pouch laminators; IMAGE brand large format laminators; GARDIAN outdoor protective laminates and adhesives; PRINT MOUNT pressure-sensitive adhesives; and THERMASHIELD laminati ng films. In 1993, the Company acquired IMAGE TECHNOLOGIES, Inc., a start-up company engaged in the development and production of large format laminators, which has allowed the Company to broaden its distribution into the digital imaging market.

In 1995, the Company acquired the Centafoam business of Spicers, Ltd., a division of David S. Smith (Holdings) PLC, a United Kingdom manufacturer and marketers of a line of styrene-based foam board products, which has enabled the Company to be more competitive in international foam board markets, and has provided the Company with a base from which to build a rigid substrate business for sign and display markets in Europe.

BIENFANG foam board has been particularly important as it has allowed the Company to penetrate the picture framing, sign, display and exhibit markets, yet it also holds wide appeal to the traditional customer groups in art supply, hobby/craft and office markets. The success of foam board has been attributable, in significant part, to the Company's ability to offer the end-user a variety of value-added foam board products, such as colored or adhesive-coated foam board.

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

SALES AND MARKETING

GENERAL

The Company has over 12,000 active customers, the 10 largest of which accounted for approximately 37% of its sales in fiscal 1996. Three of these 10 largest customers were office products superstore chains. The largest single customer accounted for 9.7% of sales for that year. There is a continuing trend toward consolidation of wholesalers, dealers and superstores, particularly in the office products market. This has resulted in an increasing percentage of the Company's sales being attributable to a smaller number of customers and increased buying and bargaining power in customers. See Item 7 of this report.

Because most of the Company's sales are made from inventory, the Company generally operates without a material backlog. The Company's sales generally are not subject to material seasonal fluctuations. See Note 16 to the Consolidated Financial Statements herein.

DOMESTIC OPERATIONS

Domestic marketing of the Company's office products and art/craft products is effected principally through six separate sales forces, one each of office products, furniture, computer accessory products, art/craft products, photomounting, and mass market. The combined sales forces are comprised of over 30 company salespeople and over 240 independent manufacturers' representatives.

The Company maintains domestic distribution operations in Florence, Alabama for office products; in Naugatuck, Connecticut and Cottage Grove, Wisconsin for art/craft products; and in Statesville, North Carolina for both office and art/craft products.

FOREIGN OPERATIONS

The Company distributes its products in more than 60 foreign markets through its own sales force of eight area sales managers and nine salespersons, and through over 20 independent sales agents and over 300 distributors.

Sales of office products and art/craft products represented approximately 48% and 52%, respectively, of the Company's export sales in fiscal 1996, with electrical and mechanical pencil sharpeners, paper punches, staplers, X-ACTO brand knives and blades, BIENFANG paper and foam board products, and pressure-sensitive and dry mount adhesive products accounting for the major portion of these sales. Sales from foreign operations in Europe included principally presentation grap hics products. See Note 17 to Consolidated Financial Statements herein for further information concerning the Company's foreign operations.

The Company maintains distribution operations in Ontario, Canada; Basildon, England; Kornwestheim, Germany; and Hong Kong.

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

The Company customarily has more than one source of supply for its critical raw materials and component parts, and its businesses have not been materially hindered by shortages or increased prices of such items. Although higher costs were experienced, particularly during the first quarter of fiscal 1996 for commodities, such as wood, corrugated packaging material, steel and styrene plastic, the Company began experiencing moderation of prices of some of its raw materials near the end of the first quarter of fiscal 1996. However, management expects the price of some of its raw materials to increase in fiscal 1997. See
Item 7 herein.

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

TRADEMARKS, PATENTS AND LICENSES

The Company's business is not dependent, to a material extent, upon any patents. However, the Company regards its many trademarks as being of substantial value in the marketing of its various products. The following trademarks, some of which are mentioned in this report, are owned by the Company: ACCENT MATS Registration Mark, ADEMCO-SEAL trademark, AQUASEAL trademark, ARMORCORE Registration Mark, BEVIS Registration Mark, BEVIS Registration Mark, CONVERGENCE Registration Mark, BEVIS Registration Mark ESSENTIAL FOUNDATIONS trademark, BEVIS Registration Mark, MEGAWORX Registration Mark, BEVIS Registration Mark, PRACTICAL FOUNDATIONS trademark, BEVIS Registration Mark, ULTRAWORX Registration Mark, BEVIS Registration Mark, UNIWORX Registration Mark, BIENFANG Registration Mark, BOSTON Registration Mark, CALISE trademark, CANDLE KRAZE trademark, CENTAFOAM trademark, CLEAR TECH Registration Mark, COLORMOUNT Registration Mark, FLOOR GUARD trademark, GARDIAN Registration Mark, IMAGE Registration Mark, JET GUARD trademark, LETTERSHOP Registration Mark, LIT-NING Registration Mark, MEDIAMATE Registration Mark, MEDIAMATE Registration Mark DISCFINDER trademark, MEDIAMATE Registration Mark FASTRAC Registration Mark, MEDIAMATE Registration Mark LASERRAK Registration Mark, MEDIAMATE Registration Mark ROLL 'N RAK Registration Mark, MIGHTYCORE trademark, PANACHE Registration Mark, PAPER KRAZE trademark, PRINT GUARD Registration Mark, PRINT MOUNT Registration Mark, SEAL Registration Mark, SEALEZE Registration Mark, SHOWTIME trademark, SINGLE STEP Registration Mark, SPEEDBALL Registration Mark, SPEEDBALL Registration Mark ELEGANT WRITERS Registration Mark, SPEEDBALL Registration Mark FABRIC PAINTERS trademark, SPEEDBALL Registration Mark PAINTERS Registration Mark, STRATOCORE trademark, TECHMOUNT Registration Mark, THERMASHIELD trademark, X-2000 trademark and X-ACTO Registration Mark.

The Company also has been granted exclusive distribution rights in designated territories with respect to various products, including CONTE drawing products; Schwan-STABILO highlighter markers and writing instruments (the distribution rights to which in the U.S. and Canada were obtained in fiscal 1994), air cleaners, fans and heaters which are manufactured by other companies and sold by the Company under the BOSTON brand name; RAPID manual and electric stapling machines (the distribution rights to which were obtained in fiscal 1996); and PERFECT DATA(4) computer cleaning products. Such rights customarily are granted for limited

4 Trademark of Perfect Data Corporation.

periods, after which they expire or may be terminated at the option of the grantor. The Company's distribution rights generally are of limited duration (the longest usually not exceeding approximately seven years) and may be terminated or expire, in certain cases, with as little as approximately six months notice from the grantor of such rights. While the Company's business is not dependent upon any of these distribution rights (no line of such distributed products having accounted for as much as 3% of the Company's net sales in fiscal
1996), the loss of the right to market certain products could have an adverse effect on the Company's profitability.

RESEARCH AND DEVELOPMENT

During fiscal 1996, the Company spent approximately $2.3 million on Company-sponsored research and development, compared with approximately $1.7 million in fiscal 1995 and $1.6 million in fiscal 1994.

PERSONNEL

As of January 3, 1997, the Company had approximately 2,100 full-time employees.

ENVIRONMENTAL MATTERS

Prior to the Company's acquisition of Seal Products, Inc. ("Seal") from Bunzl plc in May 1990, it was discovered that some hazardous waste materials had been stored at Seal's premises located in Naugatuck, Connecticut. In compliance with applicable state law, this environmental condition was reported to the Connecticut Department of Environmental Protection by Bunzl. Seal, which now is a subsidiary of the Company, may be partially responsible under law for this environmental condition on the premises and any liabilities resulting therefrom. However, in connection with the Company's acquisition of Seal, Bunzl agreed to take responsibility for correcting this environmental condition and to indemnify Seal and the Company for resulting liabilities, subject to certain limitations. Bunzl is continuing the process of remediating the environmental conditions. A substantial portion of the remediation has been completed, although testing is continuing.

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


        INDUSTRY           PRIMARY                                 APPROXIMATE              OWNED
        SEGMENT            FUNCTION            LOCATION            SIZE                     OR LEASED
        ---------------------------------------------------------------------------------------------------

        OFFICE             Manufacturing       Florence, KY        108,000 sq. ft. bldg.    (1)
        PRODUCTS           & Offices                               on 27 acres

                           Manufacturing,      Florence, AL        293,000 sq. ft. bldg.    Owned
                           Distribution,                           on 24 acres
                           & Offices
----------------------------------------------------------------------------------------------------------

        ART/CRAFT          Manufacturing       Statesville, NC     219,000 sq. ft. bldg.    (2)
        PRODUCTS           & Offices                               on 13 acres

                           Manufacturing,      Naugatuck, CT       86,000 sq. ft. bldg.     Leased
                           Distribution,                           on 15 acres              (exp. 2000)
                           & Offices

                           Manufacturing,      Basildon, England   64,000 sq. ft.           Owned
                           Distribution,                           in two bldgs.
                           & Offices                               on 3 acres
----------------------------------------------------------------------------------------------------------
        OFFICE PRODUCTS    Manufacturing       Statesville, NC     218,000 sq. ft. bldg.    Owned
        AND ART/CRAFT      & Offices                               on 16 acres
        PRODUCTS
                           Distribution        Statesville, NC     320,000 sq. ft. bldg.    Leased
                           & Offices                                                        (exp. 2005)

                           Distribution        Ontario, Canada     59,000 sq. ft. bldg.     Leased
                           & Offices                                                        (exp. 2001)
----------------------------------------------------------------------------------------------------------



(1) The construction and expansion of this facility was financed by the issuance of industrial revenue bonds by the City of Florence, Kentucky, which bonds have matured and been paid off. The City retains title to the property and leases it to the Company for a nominal consideration, and the Company has the option, subject to certain conditions, to purchase the property for a nominal consideration. It is anticipated that this facility will be part of the sale of the Company's Lit-Ning Products business.


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

ITEM 3. PENDING LEGAL PROCEEDINGS

There currently are no material pending legal proceedings (within the meaning of the Form 10-K Instructions), other than routine litigation incidental to the business of the Company, to which the Company is a party or to which any of its property is subject. See Note 13 to Consolidated Financial Statements herein and
Item 1-"Environmental Matters" herein.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year covered by this report. ADDITIONAL INFORMATION The following information is furnished in this Part I pursuant to Instruction 3 to Item 401(b) of Regulation S-K:

     EXECUTIVE OFFICERS OF THE COMPANY
     --------------------------------------------------------------------------
     NAME                 AGE       POSITION
     --------------------------------------------------------------------------

     Donald L. Thompson    55        Chairman of the Board, President and Chief
                                       Executive Officer
     John W. Carney        53        Vice President-Human Resources/Strategic
                                       Planning
     William E. Chandler   53        Senior Vice President, Finance; Chief
                                       Financial Officer and Secretary
     Spencer W. O'Meara    50        Executive Vice President and General
                                       Manager, Hunt Products
     W. Ernest Precious    55        Executive Vice President and
                                       General Manager, Presentation Graphics
     Eugene A. Stiefel     49        Vice President-Information Services


The executive officers of the Company customarily are elected annually by the Board of Directors to serve, at the pleasure of the Board, for a period of one year or until their successors are elected. All of the executive officers of the Company, except for Messrs. Thompson, Chandler and Stiefel, have served in varying executive capacities with the Company for over five years.

Mr. Thompson joined the Company and was elected an executive officer in June, 1996 after 23 years at Avery Dennison Corporation where he served in a variety of positions, the most recent as Group Vice President of the Office Products business.

Mr. Chandler was elected an executive officer of the Company in February, 1993. He joined the Company in September, 1992 after three years at Bally Manufacturing Corporation during which he held positions as Acting Chief Financial Officer and Vice President, Financial Operations and Controller.

Mr. Stiefel was elected an executive officer of the Company in April, 1993. He joined the Company in February, 1985 and has served as Vice
President-Information Services since 1987.

For the purposes of calculating the aggregate market value of the common shares of the Company held by nonaffiliates, as shown on the cover page of this report, it has been assumed that all the outstanding shares were held by nonaffiliates except for the shares held by directors and officers of the Company. However, this should not be deemed to constitute an admission that all directors and officers of the Company are, in fact, affiliates of the Company, or that there are not other persons who may be deemed to be affiliates of the Company. Further information concerning shareholdings of officers, directors and principal shareholders is included in the Company's definitive proxy statement filed or to be filed with the Securities and Exchange Commission.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK
AND RELATED STOCK HOLDER MATTERS

The Company's common shares are traded on the New York Stock Exchange (trading symbol "HUN"). The following table sets forth the high and low quarterly sales prices of the Company's common shares during the two most recent fiscal years (all as reported by THE WALL STREET JOURNAL):

                    Fiscal Quarter 1996
                    ----------------------------------------------------------------------------------------
                                                               First      Second       Third         Fourth
                    ----------------------------------------------------------------------------------------
                    High .................................     $17 1\2   $17 3\8      $16 5\8       $17 5\8
                    Low ..................................      13 5\8    15           12 3\4        14 1\2

                    Fiscal Quarter 1995
                    ----------------------------------------------------------------------------------------
                                                               First      Second       Third         Fourth
                    ----------------------------------------------------------------------------------------
                    High .................................     $14 3\4   $15 1\2      $15 1\4       $18 3\8
                    Low ..................................      12 5\8    13           13 1\2        13 3\4

See Note 12 to Consolidated Financial Statements herein for information concerning certain Rights which were distributed by the Company to shareholders and which currently are deemed to be attached to the Company's common stock.

As of January 3, 1997, there were over 750 record holders of the Company's common shares, which number does not include shareholders whose shares were held in nominee name.

During the past two fiscal years, the Company has paid regular quarterly cash dividends on its common shares at the following rates per share: 1996 and 1995-$.095 per quarter. Certain of the Company's credit agreements contain representations, warranties, covenants and conditions, the violation of which could result in restrictions on the Company's present and future ability to pay dividends. See Note 8 to Consolidated Financial Statements herein.

During fiscal 1996, the Company issued from its Treasury an aggregate of 14,385 unregistered Common Shares as awards and grants under its long-term incentive compensation program. Registration of such shares was not required because their issuance did not involve a "sale" under Section 2(3) of the Securities Act of 1933, or, alternatively, their issuance was exempt pursuant to the private offering provisions of that Act and the rules thereunder.

ITEM 6. SELECTED FINANCIAL DATA

The following table contains selected financial data derived from the Company's audited Consolidated Financial Statements for each of the last five fiscal years. This data should be read in conjunction with the Company's Consolidated Financial Statements (and related notes) appearing elsewhere in this report and with Item 7 of this report.

(IN THOUSANDS, EXCEPT PER SHARE DATA)         Year Ended
------------------------------------------------------------------------------
                           DEC. 1,    Dec. 3,   Nov. 27,    Nov. 28,  Nov. 29,
                           1996(1)    1995(2)     1994        1993      1992
------------------------------------------------------------------------------
   Net sales ..........   $327,525   $313,881   $288,203   $256,150   $234,929
   Income from
     continuing
     operations .......     15,219     15,335     17,197     14,928     13,302
   Income from
     continuing
     operations per
     common share .....       1.33        .96       1.07        .93        .83
   Total assets .......    175,674    182,810    173,385    156,317    144,170
   Long-term debt .....     64,559      3,559      3,559      3,003      6,160
   Cash dividends
     declared per share        .38        .38        .36        .35        .34

(1) In fiscal 1996, the Company recorded a charge to net income of approximately $.2 million, or $.02 per share, for costs related to the relocation and consolidation of certain manufacturing and distribution operations.

(2) In fiscal 1995, the Company recorded a charge to net income of approximately $3.5 million, or $.22 per share, for costs relating to organizational changes and relocation and consolidation of operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CERTAIN OF THE INFORMATION SET FORTH BELOW AND ELSEWHERE IN THIS REPORT CONTAINS FORWARD LOOKING STATEMENTS THAT ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO MATERIALLY DIFFER FROM THOSE SET FORTH IN THE FORWARD LOOKING STATEMENTS.

FINANCIAL CONDITION

The Company's working capital decreased to $58.3 million at the end of fiscal 1996 from $69.1 million at the end of fiscal 1995 due largely to the Company's repurchases of its common shares discussed below. The debt capitalization percentage increased to approximately 51% at the end of fiscal 1996 from 3% at the end of fiscal 1995 as a net result of the Company's first quarter 1996 repurchases of an aggregate of 5,104,543 of its common shares and related debt incurred to finance the repurchases. Net cash flow of $25.6 million, provided by operating activities in fiscal 1996 combined with available cash balances, were more than sufficient to fund a portion of the common stock repurchases (approximately $10 million), to repay a portion of long-term debt ($17.2 million), to purchase property, plant, and equipment of $7.5 million and to pay cash dividends of $4.2 million.

During the first quarter of fiscal 1996, the Company repurchased an aggregate of 5,104,543 of its common shares in a private transaction and a subsequent tender offer. The price of the common shares acquired in the private transaction and tender offer, including related expenses, aggregated approximately $86.6 million. The Company also obtained a new five-year $125 million credit facility, of which $75 million was used to finance the aforementioned repurchases. This new credit facility replaced the revolving credit agreements which were in effect at the end of fiscal 1995. (See Notes 2 and 8 of the Notes to the Consolidated Financial Statements herein.)

During the third quarter of fiscal 1996, the Company refinanced $50 million of its $125 million floating rate credit facility through a private placement of senior notes to various insurance companies (see Note 8 to Consolidated Financial Statements herein). This refinancing has provided the Company with long-term capital at a fixed rate and cash flow flexibility that allows for continued growth through both internal investment and possible strategic acquisitions.

The return on equity (computed on a 12-month rolling average) before special charges and an accounting change (discussed below) improved to 21.7% in fiscal 1996 from 13.9% in fiscal 1995 and 13.8% in fiscal 1994.

The Company's current assets decreased to $92.0 million at the end of fiscal 1996 from $100.1 million at the end of fiscal 1995, primarily as a result of a $14.0 million decrease in cash and cash equivalents, attributable, in part, to the uses of cash mentioned above. Accounts receivable increased to $48.9 million at the end of fiscal 1996 from $42.0 million at fiscal 1995 year-end largely due to higher sales in the last month of fiscal 1996 compared to those at the end of fiscal 1995 and to a reduction in the allowance for doubtful accounts to $1.8 million at the end of fiscal 1996 from $2.3 million at the end of fiscal 1995 as a result of improved collections. The decrease in inventories from $36.1 million at fiscal 1995 year-end to $35.4 million at the end of fiscal 1996 was principally attributable to improved manufacturing processes.

Current liabilities of $33.7 million at the end of fiscal 1996 increased from $31.0 million at the end of fiscal 1995 largely due to a $2.5 million increase in accounts payable, which was primarily due to timing of and payment for raw materials received near the end of the fiscal year.

Other noncurrent liabilities increased to $10.1 million at the end of fiscal 1996 from $7.6 million at the end of fiscal 1995 due to several factors, including increases in pension liability and accrued incentive compensation for the new Chief Executive Officer hired on June 1, 1996, partially offset by payments associated with the provision for special charges discussed below. The increase in noncurrent deferred income taxes was due largely to excess tax depreciation over book depreciation.

The effect of favorable currency exchange rates for the British pound sterling (the functional currency of the Company's U.K. operations) was the principal cause for a $1.9 million increase in the cumulative translation adjustment account in stockholders' equity.

At December 1, 1996, the Company had a revolving credit facility and a line of credit with several banks, providing for borrowing capacity totaling $77.5 million. There were borrowings of $11 million under these credit arrangements at December 1, 1996.

Management believes that funds generated from operations, combined with the existing credit facility, will be sufficient to meet currently anticipated working capital and other capital and debt service requirements (see Note 8 to Consolidated Financial Statements herein). Should the Company require additional funds, management believes that the Company could obtain them at competitive costs.

RECENT DEVELOPMENTS

The Company is currently undergoing, with the assistance of an outside consulting firm, an intensive strategic assessment of its various business segments and markets, the purpose of which is to assist the Company in promptly developing and implementing a strategic plan for the operation and direction of the Company. Management anticipates that it will take the balance of the 1997 fiscal year to complete this implementation plan and anticipates incurring charges associated with this plan during fiscal 1997. Obviously, there are risks inherent in the implementation of any major strategic change, but management believes that the result will be a faster-growing, more profitable and forward-looking Company.

As part of this strategic assessment, in January 1997, the Company reached agreements in principle to sell its Lit-Ning Products business and its Hunt Data Products' MediaMate and Calise brand products. The sale of both businesses, which are subject to typical conditions, are expected to be completed during the first quarter of 1997. The combined net sales for these business units were $23.9 million, $27.0 million, and $26.8 million for fiscal years 1996, 1995, and 1994, respectively, which are included under the office products business segment. The divestiture of these businesses is not expected to result in a material gain or loss but will allow the Company to focus on its core office products and art/craft businesses.

RESULTS OF OPERATIONS

COMPARISON OF FISCAL 1996 VS. 1995

The Company's 1996 fiscal year comprises 52 weeks, compared to 53 weeks for fiscal 1995.

NET SALES. Net sales increased 4.3% to $327.5 million in fiscal 1996 from $313.9 million in fiscal 1995 primarily as a result of higher unit volume, particularly from new products, and from average selling price increases of approximately 2.5%.

Art/craft products sales increased 10.5% to $166.4 million in fiscal 1996 from $150.5 million in fiscal 1995. This increase was led by higher sales of presentation graphics products (up 16.4%), partially offset by lower sales of hobby/craft products (down 5.6%). Art supplies products sales were essentially unchanged in fiscal 1996 when compared to fiscal 1995. The increase in presentation graphics products sales was largely attributable to higher sales of mounting and laminating products (e.g., Seal and Image brand mounting and laminating equipment; and Bienfang and Centafoam brand foam boards and project display boards). The decrease in hobby/craft products sales was due principally to lower sales of Accent Mats brand pre-cut framing mats, craft products, and X-Acto brand knives and tool sets. Export sales of art/craft products were essentially unchanged in fiscal 1996 from fiscal 1995. Foreign sales of art/craft products continued to increase substantially, growing 27.5% in 1996 as compared to fiscal 1995. This increase was primarily due to higher sales of presentation graphics products in Europe, which included sales of products manufactured by the Centafoam operation (acquired in late April, 1995). Excluding the sales of the Centafoam operation, foreign sales grew 17% in fiscal 1996.

Office products sales decreased 1.4% in fiscal 1996 to $161.1 million from $163.4 million in fiscal 1995 as a net result of lower sales of desktop accessories and supplies (down 11.1%) and lower mechanical and electromechanical products sales (down 1.8%), partially offset by higher sales of office furniture products (up 4.6%). The sales decrease in desktop accessories and supplies was largely due to lower sales of MediaMate computer accessory products and lower sales of Lit-Ning brand metal desk organizing products. The sales decrease in mechanical and electromechanical products was principally attributable to lower sales of electric and manual pencil sharpeners and paper shredders, partially offset by higher sales of staplers, which were due principally to sales of Rapid brand manual and high-quality electric staplers (the distribution rights to which in the United States and Canada were obtained during the latter part of fiscal 1996). The sales decreases in desktop accessories and supplies and mechanical and electromechanical products were due to a combination of factors: lower consumer demand for certain products, lost distribution at some of the Company's large retail customers, and general softness in demand. The increase in office furniture products sales was due primarily to higher sales of Bevis brand furniture products, particularly folding tables, screen panels, and new products. Export sales of office products grew 34.7% in fiscal 1996 as compared to fiscal 1995, primarily as a result of higher sales in Canada, in Latin America (particularly Mexico), and in Australia.

GROSS PROFIT. The Company's gross profit improved slightly to 37.4% of net sales in fiscal 1996 from 37.3% in fiscal 1995. This slight improvement was largely the net result of higher selling prices and lower raw material costs, partially offset by changes in sales mix (i.e., higher sales of office furniture products and foreign sales, which yield lower gross profit percentages than many of the Company's other products) and higher customer rebates and returns. The gross profit percentages for foreign sales were 26.7% in fiscal 1996 and 28.5% in fiscal 1995. Although the Company has realized positive effects from its recent selling price increases and, to some extent, from the stabilization of costs of some of its raw materials, management is uncertain if future selling price increases will offset anticipated raw material increases in fiscal 1997.

SELLING, SHIPPING, ADMINISTRATIVE, AND GENERAL EXPENSES. Selling and shipping expenses decreased slightly to 19.0% of net sales in fiscal 1996 from 19.1% in fiscal 1995. This decrease was largely the net result of lower field sales related expenses, such as promotions, partially offset by higher shipping and distribution costs, primarily from higher freight expenses and marketing administrative expenses.

Administrative and general expenses increased $4.1 million, or 14.5%, in fiscal 1996 over the previous year. This increase was principally the result of a charge related to incentive compensation arrangements from the June 1, 1996 hiring of a new Chief Executive Officer ($1.6 million pre-tax, or $.09 per share after-tax) and to costs associated with issuance of stock grants to certain employees ($.6 million pre-tax, or $.04 per share after-tax).

PROVISION FOR SPECIAL CHARGES. During the first quarter of fiscal 1996, the Company recorded a pre-tax charge of $.4 million, or $.02 per share after-tax, relating to the Company's fiscal 1995 decision to relocate and consolidate certain manufacturing and distribution operations. In fiscal 1995, the Company recorded a provision for organizational changes of $5.3 million (approximately $3.5 million after income taxes, or $.22 per share) for costs incurred in connection with the resignation and replacement of the Company's Chairman and Chief Executive Officer and other organizational changes. (See "Comparison of Fiscal 1995 vs. 1994" below.) Approximately $1.1 million of this provision is included in liabilities as of December 1, 1996, which principally relates to future severance related payments.

INTEREST EXPENSE. Interest expense increased to $4.6 million in fiscal 1996 from $.1 million in fiscal 1995 due to significant borrowings under various debt arrangements discussed in Note 8 to Consolidated Financial Statements herein and under "Financial Condition" above.

OTHER EXPENSE, NET. Other expense, net, decreased to $18,000 in fiscal 1996 from $.4 million in fiscal 1995 primarily due to a gain on sale of certain distribution rights in fiscal 1996.

PROVISION FOR INCOME TAXES. The Company's effective tax rate decreased to 34.6% in fiscal 1996 from 35.1% in fiscal 1995 as a result of several factors, including resolution of certain prior years' tax exposures.

EXTRAORDINARY ITEM. During the third quarter of fiscal 1996, the Company placed $50 million of senior notes with several insurance companies, the proceeds of which were used to repay the outstanding balance of the Company's term loan and part of the revolving credit facility. (See Note 8 to Consolidated Financial Statements herein and "Financial Condition" above.) As a result, the Company recorded an after-tax loss of $.3 million, or $.02 per share, for early extinguishment of debt which has been reflected in the Company's Consolidated Statements of Income as an extraordinary item.

NEW ACCOUNTING STANDARDS

SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," requires changes in accounting and reporting for impairments of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS No. 121 is effective for fiscal years beginning after December 15, 1995. Accordingly, the Company will adopt SFAS No. 121 in fiscal 1997. Management does not believe the adoption of SFAS No. 121 will have a material effect on its results of operations or financial position.

SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based upon fair value or, alternatively, permits them to continue to apply the existing accounting rules contained in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25). Companies choosing not to adopt the expense recognition provisions of SFAS No. 123 are required to disclose pro forma net income and earnings per share data as if such provisions had been applied. The Company anticipates continuing to account for stock-based compensation in accordance with APB No. 25 and, therefore, the adoption of SFAS No. 123 will not have an impact on the Company's financial position or results of operations. The disclosure requirements of SFAS No. 123 are effective for fiscal years beginning after December 15, 1995; therefore, the Company intends to make such disclosures in fiscal 1997.

Statement of Position (SOP) 96-1, "Environmental Remediation Liabilities," provides guidance on specific accounting issues that are present in the recognition, measurement, display and disclosure of environmental remediation liabilities. SOP 96-1 is effective for fiscal years beginning after December 15, 1996. Accordingly, the Company will adopt SOP 96-1 when required. Management believes that the adoption of this statement will not have a material impact on its results of operations or financial position.

ENVIRONMENTAL MATTERS

The Company is involved, on a continuing basis, in monitoring its compliance with environmental laws and in making capital and operating improvements necessary to comply with existing and anticipated environmental requirements. Despite its efforts, the Company has been cited for occasional violations or alleged violations of environmental laws or permits and on several occasions has been named a potentially responsible party for the remediation of sites. Expenses incurred by the Company for all years presented in the consolidated financial statements relating to violations of and compliance with environmental laws and permits and site remediation have not been material. While it is impossible to predict with certainty, management currently does not foresee such expenses in the future as having a material effect on the Company's business, results of operations, or financial condition. (See Note 13 of the Notes to Consolidated Financial Statements.)

COMPARISON OF FISCAL 1995 VS. 1994

The Company's 1995 fiscal year was comprised of 53 weeks compared to 52 weeks for fiscal 1994.

NET SALES AND EARNINGS. Net sales increased 8.9% to $313.9 million in fiscal 1995 from $288.2 million in fiscal 1994. The increase was primarily the result of higher unit volume, particularly from new products, and from average selling price increases of approximately 2%.

Office products sales increased 1.9% in fiscal 1995 to $163.4 million from $160.3 million in fiscal 1994 as a result of higher sales of office furniture products (up 16.6%) and desktop accessories and supplies (up 7.5%), partially offset by lower sales of mechanical and electromechanical products (down 10.2%). The sales growth in office furniture products was due primarily to higher sales of Bevis brand products, particularly folding tables, computer-related furniture, conference tables, and screen panels. The sales increase in desktop accessories and supplies was the result of higher sales of MediaMate brand products and Schwan-STABILO brand products, partially offset by lower sales of Lit-Ning brand metal desk organizing products. The decrease in mechanical and electromechanical sales was largely due to lower sales of Boston brand products, particularly pencil sharpeners, manual staplers, paper punches, and office machines. The decrease in Boston brand products was primarily attributable to lost distribution at some of the Company's large retail customers and to general softness in demand. Management is taking measures aimed at regaining such lost market share. Export sales of office products decreased 10.7% in fiscal 1995 as compared to fiscal 1994, primarily due to lower sales to Latin America (particularly Mexico) and, to a lesser extent, the Middle East and Europe.

Art/craft products sales of $150.5 million for fiscal 1995 increased 17.7% from fiscal 1994 sales of $127.9 million. This increase was led by higher sales of presentation graphics products, which were up 25.1% due to a combination of factors, including higher sales in Europe, growth in the digital imaging market, and increases in sales of certain mounting and laminating products (e.g., Seal and Image mounting and laminating equipment and Bienfang and Centafoam brand foam boards). Sales of hobby/craft products increased 10.4%, largely due to higher sales of Speedball Elegant Writer calligraphy markers and Speedball Painters markers as well as to the introduction of new products. Art supplies products sales were essentially unchanged in fiscal 1995 when compared to fiscal 1994. Export sales of art/craft products grew by 2.7% in fiscal 1995 from fiscal 1994. Foreign sales of art/craft products continued to increase substantially, growing 51.9% in fiscal 1995 as compared to fiscal 1994. This increase was due primarily to higher sales of presentation graphics products in Europe, which includes sales of products of Centafoam (acquired in late April, 1995). Excluding sales from the Centafoam business, foreign sales grew 33.9% in fiscal 1995.

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

GROSS PROFIT. The Company's gross profit margin decreased to 37.3% of net sales in fiscal 1995 from 39.3% in fiscal 1994. The decrease was primarily the result of changes in product sales mix (i.e., higher sales for certain office furniture products and higher foreign sales, which yield lower gross profit percentages than many of the Company's other products), higher raw material costs, and lower sales and production volume of Boston brand products. The gross profit percentages for foreign sales were 28.5% in fiscal 1995 and 28.7% in fiscal 1994. Higher costs of commodities, such as wood, styrene plastics, and corrugated packaging materials had the greatest impact on raw material cost increases.

SELLING, SHIPPING, ADMINISTRATIVE, AND GENERAL EXPENSES. Selling and shipping expenses decreased to 19.1% of net sales in fiscal 1995 from 20.3% in fiscal 1994, largely as a result of lower packing and shipping expenses, primarily freight expenses, and lower sales commission expenses attributable to changes in customer sales mix.

Administrative and general expenses increased 3.5% to $28.3 million primarily as a result of salary and wage increases, offset partially by lower fees for professional services.

PROVISION FOR ORGANIZATIONAL CHANGES AND RELOCATION AND CONSOLIDATION OF OPERATIONS. During fiscal 1995, the Company recorded a pre-tax charge aggregating $5.3 million (approximately $3.5 million after income taxes, or $.22 per share) as a provision for costs relating to organizational changes and relocation and consolidation of certain manufacturing and distribution operations. The pre-tax charge was comprised of $2.4 million for costs expected to be incurred in connection with organizational changes being made to more effectively align the Company's organization with its markets, including the resignation and planned replacement of the Company's former Chairman and Chief Executive Officer, and $2.9 million for costs relating to the relocation and consolidation of its Hunt Data Products manufacturing and distribution operations located in Nuevo Laredo, Mexico, and Laredo, Texas with its manufacturing facilities in Statesville, North Carolina, and the move of the distribution operations of its Lit-Ning business from Florence, Kentucky to Statesville. The provision included recognition of future lease obligations, write-off of property, plant and equipment, relocation costs, employee severance costs, and other related costs.

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

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

PART III

INCORPORATED BY REFERENCE

The information called for by ITEM 10, "DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT" (other than the information concerning executive officers set forth after Part I, Item 4 herein); ITEM 11, "EXECUTIVE COMPENSATION;" ITEM 12, "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT;" and ITEM 13, "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS," is incorporated herein by reference to the Company's definitive proxy statement for its Annual Meeting of Shareholders scheduled to be held April 16, 1997, which definitive proxy statement is expected to be filed with the Commission not later than 120 days after the end of the fiscal year to which this report relates.

PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) DOCUMENTS FILED AS PART OF THE REPORT

                    1. FINANCIAL STATEMENTS:                             PAGES
                    -----------------------------------------------------------
                    Report of Independent Accountants                    F-1

                    Consolidated Statements of Income for the
                       fiscal years 1996, 1995 and 1994                  F-2

                    Consolidated Balance Sheets, December 1, 1996
                       and December 3, 1995                              F-3

                    Consolidated Statements of Stockholders' Equity
                       for the fiscal years 1996, 1995 and 1994          F-4

                    Consolidated Statements of Cash Flows
                       for the fiscal years 1996, 1995 and 1994          F-5

                    Notes to Consolidated Financial Statements           F-6-21

                    2. FINANCIAL STATEMENT SCHEDULE:
                    -----------------------------------------------------------
                    II.  Valuation and Qualifying Accounts for the
                             fiscal years 1996, 1995 and 1994            F-22

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

                    3. EXHIBITS:
                    -----------------------------------------------------------
                    (3) Articles of incorporation and bylaws:

                        (a) Restated Articles of Incorporation, as amended
                            (composite) (incorp. by ref. to Ex. 4(a) to Reg. Stmt. No. 33-57105 on Form S-8) (reference also is made to Exhibit 4(c) below for the Designation of Powers, Preferences, Rights and Qualifications of Preferred Stock).

                        (b) By-laws, as amended (incorp. by ref. to Ex. 3(b) to
                            Form 10-Q for quarter ended May 28, 1995).

                    (4) Instruments defining rights of security holders,
                        including indentures:*

                        (a) Note Purchase Agreement dated as of August 1, 1996
                            between the Company and several insurance companies (incorp. by ref. to Ex. 4.2 to Form 10-Q for quarter ended September 1, 1996).

                        (b) (1) Credit Agreement dated December 19, 1995 between
                            the Company and NationsBank, N. A. (incorp. by ref. to Ex. 9(b) to the Company's Schedule 13E-4 filed with the SEC on December 21, 1995 (the "1995
                            Schedule 13E-4"); (2) Amendment dated as of February 1, 1996 to Credit Agreement (incorp. by ref. to Ex.
                            (4)(a)(2) to fiscal 1995 Form 10-K); and (3)
                            Amendment dated as of February 26, 1996 to Credit Agreement (incorp. by ref. to Ex. (4)(a)(3) to fiscal 1995 Form 10-K); (4) Amendment dated as of August 1, 1996 to Credit Agreement (incorp. by ref. to Ex. 4.1 to Form 10-Q for quarter ended September 1, 1996).

                        (c) Rights Agreement dated as of August 8, 1990
                            (including as Exhibit A thereto the Designation of Powers, Preferences, Rights and Qualifications of Preferred Stock), between the Company and Mellon Bank (East), N. A., as original Rights Agent (incorp. by ref. to Ex. 4.1 to August 1990 Form 8-K) and Assignment and Assumption Agreement dated December 2, 1991, with American Stock Transfer and Trust Company, as successor Rights Agent (incorp. by ref. to Ex. 4(d) to fiscal 1991 Form 10-K).

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

                        (b) 1978 Stock Option Plan, as amended, of the Company
                            (incorp. by ref. to Ex. 28(a) to Reg. Stmt. No. 33-25947 on Form S-8).**

                        (c) 1983 Stock Option and Stock Grant Plan, as amended,
                            of the Company (filed herewith).**

                        (d) 1993 Stock Option and Stock Grant Plan of the
                            Company, as amended (filed herewith).**

                        (e) 1988 Long-Term Incentive Compensation Plan of the
                            Company (incorp. by ref. to Ex. 10(e) to fiscal 1994 Form 10-K).**

                        (f) Form of Stock Grant Agreement between the Company
                            and Messrs. Carney, Chandler, O'Meara and Precious (incorp. by ref. to Ex. 10(f) to fiscal 1995 Form 10-K).**

                        (g) 1994 Non-Employee Directors' Stock Option Plan
                            (incorp. by ref. to Ex. 10(f) to fiscal 1993 Form 10-K).**

                        (h) (1) Form of Change in Control Agreement between the
                            Company and various officers of the Company (incorp. by ref. to Ex. 10(i) to fiscal 1994 Form 10-K)** and
                            (2) list of executive officers who are parties (filed herewith).**

                        (i) Employment-Severance Agreement between the Company
                            and William E. Chandler (incorp. by ref. to Ex. 10(j) to fiscal 1993 Form 10-K).**

                        (j) (1) Supplemental Executive Benefits Plan of the
                            Company, effective January 1, 1996, and (2) related Amended and Restated Trust Agreement, effective January 1, 1996 (filed herewith).**

                        (k) Employment-Severance arrangements with Robert B.
                            Fritsch (filed herewith).**

                        (l) Transition Agreement dated June 13, 1995 between the
                            Company and Ronald J. Naples (incorp. by ref. to Ex. 10 to Form 10-Q for quarter ended September 3,
                            1995).**

                        (m) Stock Purchase Agreement, dated December 19, 1996,
                            between the Company and Mary F. Bartol (incorp. by ref. to Ex. 9(c) to the 1995 Schedule 13E-4).

                        (n) Employment Agreement, dated as of April 8, 1996,
                            between the Company and Donald L. Thompson (incorp. by ref. to Ex. 10 to Form 10-Q for quarter ended June 2, 1996).**

         (11) Statement re: computation of per share earnings (filed herewith).

         (21) Subsidiaries (incorp. by ref. to Ex. 21 to fiscal 1993 Form 10-K).

         (23) Consent of Coopers & Lybrand L.L.P. to incorporation by reference in Registration Statements Nos. 33-70660, 33-25947, 33-6359, 2-83144, 33-57105,
and 33-57103 on Form S-8 of their report on the consolidated financial statements and schedule included in this report (filed herewith).

         (27) Financial Data Schedule (filed herewith).

(B) REPORTS ON FORM 8-K

         The Company did not file any reports on Form 8-K during the last quarter of the fiscal year covered by this report.


* Reference also is made to (i) Articles 5th, 6th, 7th, and 8th of the Company's composite Articles of Incorporation (Ex. 3(a) to this report) and
     (ii) to Sections 1, 7, and 8 of the Company's By-laws (Ex. 3(b) to this report).

**   Indicates a management contract or compensatory plan or arrangement.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             HUNT MANUFACTURING CO.


Dated: February 12, 1997              By: \s\ Donald L. Thompson
                                          -------------------------------------
                                          Donald L. Thompson
                                          Chairman of the Board,
                                          President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the registrant and in the capacities and on the dates indicated:


\s\ Donald L. Thompson                                   February 12, 1997
-------------------------------------
Donald L. Thompson
Chairman of the Board,
President and Chief Executive Officer

\s\ William E. Chandler                                  February 12, 1997
-------------------------------------
William E. Chandler
Senior Vice President, Finance
(Principal Financial and
Accounting Officer)

\s\ Jack Farber                                          February 12, 1997
-------------------------------------
Jack Farber
Director

\s\ William F. Hamilton, Ph.D.                           February 12, 1997
-------------------------------------
William F. Hamilton, Ph.D.
Director

\s\ Mary R. Henderson                                    February 12, 1997
-------------------------------------
Mary R. (Nina) Henderson
Director

\s\ Gordon A. MacInnes                                   February 12, 1997
-------------------------------------
Gordon A. MacInnes
Director

\s\ Wilson D. McElhinny                                  February 12, 1997
-------------------------------------
Wilson D. McElhinny
Director

\s\ Robert H. Rock                                       February 12, 1997
-------------------------------------
Robert H. Rock
Director

\s\ Roderic H. Ross                                      February 12, 1997
-------------------------------------
Roderic H. Ross
Director

\s\ Victoria B. Vallely                                  February 12, 1997
-------------------------------------
Victoria B. Vallely
Director

REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders and
the Board of Directors of
Hunt Manufacturing Co.:

We have audited the consolidated financial statements and the financial statement schedule of Hunt Manufacturing Co. and Subsidiaries listed in the index on page 19 of this Form 10-K. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hunt Manufacturing Co. and Subsidiaries as of December 1, 1996 and December 3, 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 1, 1996 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

As discussed in Notes 1 and 9 to the consolidated financial statements, the Company changed its method of accounting for income taxes in fiscal year 1994.

COOPERS & LYBRAND L.L.P.


2400 Eleven Penn Center
Philadelphia, Pennsylvania
January 23, 1997

HUNT MANUFACTURING CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE FISCAL YEARS 1996, 1995 AND 1994 (IN THOUSANDS EXCEPT PER SHARE
AMOUNTS)

                                                                                        1996          1995       1994
                                                                                    (52 weeks)     (53 weeks)  (52 weeks)
---------------------------------------------------------------------------------------------------------------------------
Net sales .........................................................................    $327,525     $313,881     $288,203

Cost of sales .....................................................................     204,976      196,720      174,927
                                                                                       --------     --------     --------
      Gross profit ................................................................     122,549      117,161      113,276

Selling and shipping expenses .....................................................      62,241       59,960       58,572
Administrative and general expenses ...............................................      32,387       28,296       27,338
Provision for organizational changes and relocation and consolidation of operations         354        5,342         --
                                                                                       --------     --------     --------
      Income from operations ......................................................      27,567       23,563       27,366

Interest expense (less $336, $229 and $354 capitalized
    in 1996, 1995 and 1994, respectively) .........................................      (4,579)        (109)         (85)
Interest income ...................................................................         301          571          342
Other expense, net ................................................................         (18)        (380)        (542)
                                                                                       --------     --------     --------
      Income before income taxes, extraordinary item and
        cumulative effect of accounting change ....................................      23,271       23,645       27,081
Provision for income taxes ........................................................       8,052        8,310        9,884
                                                                                       --------     --------     --------
      Income before extraordinary item and cumulative effect of accounting change .      15,219       15,335       17,197
Extraordinary loss on early extinguishment of debt
    (net of income tax benefit of $134) ...........................................        (251)        --           --
Cumulative effect of change in accounting for income taxes ........................        --           --            795
                                                                                       --------     --------     --------
      Net income ..................................................................   $  14,968    $  15,335    $  17,992
                                                                                      =========    =========    =========
Average shares of common stock outstanding ........................................      11,462       16,003       16,102
                                                                                      =========    =========    =========
Earnings per common share:
      Income before extraordinary item and cumulative effect of accounting
        change ....................................................................   $    1.33    $     .96    $    1.07
      Extraordinary loss on early extinguishment of debt ..........................        (.02)        --           --
      Cumulative effect of change in accounting for income taxes ..................        --           --            .05
                                                                                      ---------    ---------    ---------
      Net income per share ........................................................   $    1.31    $     .96    $    1.12
                                                                                      =========    =========    =========

See accompanying notes to consolidated financial statements.

HUNT MANUFACTURING CO. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 1, 1996 AND DECEMBER 3, 1995 (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                                              1996          1995
---------------------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
    Cash and cash equivalents ......................................................................     $  1,528     $ 15,503
    Accounts receivable, less allowance for doubtful accounts: 1996, $1,809; 1995, $2,305 ..........       48,912       42,036
    Inventories ....................................................................................       35,391       36,131
    Deferred income taxes ..........................................................................        4,563        4,938
    Prepaid expenses and other current assets.......................................................        1,606        1,484
                                                                                                          -------     --------
          Total current assets . ...................................................................       92,000      100,092
Property, plant and equipment, at cost, less accumulated depreciation and amortization .............       52,711       52,008
Excess of acquisition cost over net assets acquired, less accumulated amortization .................       18,239       18,204
Intangible assets, at cost, less accumulated amortization ..........................................        6,738        7,793
Other assets .......................................................................................        5,986        4,713
                                                                                                          -------     --------
                    TOTAL ASSETS ...................................................................     $175,674     $182,810
                                                                                                         ========     ========

LIABILITIES
Current liabilities:
    Current portion of long-term debt ...............................................................    $    --      $    766
    Accounts payable ................................................................................      13,271       10,759
    Accrued expenses:
      Salaries, wages and commissions ...............................................................       5,284        5,446
      Income taxes ..................................................................................       3,770        3,064
      Insurance .....................................................................................       2,082        2,449
      Compensated absences ..........................................................................       2,145        1,673
      Other .........................................................................................       7,123        6,793
                                                                                                          -------    --------
          Total current liabilities .................................................................      33,675       30,950
Long-term debt, less current portion ................................................................      64,559        3,559
Deferred income taxes ...............................................................................       4,704        4,520
Other non-current liabilities .......................................................................      10,056        7,588
Commitments and contingencies

STOCKHOLDERS' EQUITY
Capital stock:
    Preferred, $.10 par value, authorized 1,000,000 shares
      (including 50,000 shares of Series A Junior Participating Preferred); none issued .............         --          --
    Common, $.10 par value, authorized 40,000,000 shares;
      issued: 1996 and 1995-16,152,322 shares .......................................................       1,615        1,615
Capital in excess of par value ......................................................................       6,434        6,434
Cumulative translation adjustment ...................................................................         894         (983)
Retained earnings ...................................................................................     141,587      131,216
    Less cost of treasury stock: 1996-5,178,127 shares; 1995-159,159 shares .........................     (87,850)      (2,089)
                                                                                                          -------     --------
          Total stockholders' equity ................................................................      62,680      136,193
                                                                                                          -------     --------
                    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ......................................    $175,674     $182,810
                                                                                                         ========     ========

See accompanying notes to consolidated financial statements.

HUNT MANUFACTURING CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE FISCAL YEARS 1996, 1995 AND 1994 (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                        Common Stock         Capital in     Cumulative
                                                                       -------------------    Excess of     Translation    Retained
                                                                       Issued     Treasury    Par Value     Adjustments    Earnings
------------------------------------------------------------------------------------------------------------------------------------
Balances, November 28, 1993 (issued 16,125,321 shares;
    treasury 18,634 shares) .....................................     $1,613    $    (299)      $6,158       $(1,495)      $110,290
Net income ......................................................                                                            17,992
Cash dividends on common stock ($.36 per share)..................                                                            (5,794)
Translation adjustments .........................................                                                856
Purchase of treasury stock (45,600 shares).......................                    (728)
Exercise of stock options (issued 1,988 shares; treasury 25,925
    shares, net of shares received as payment upon exercise) ....                     416           16                           25
Issuance of stock grants (issued 2,759 shares;
    treasury 8,364 shares).......................................                     136           43                            5
                                                                      ------    ---------       ------       -------       --------
Balances, November 27, 1994 (issued 16,130,068 shares;
    treasury 29,945 shares)......................................      1,613         (475)       6,217          (639)       122,518
Net income ......................................................                                                            15,335
Cash dividends on common stock ($.38 per share) .................                                                            (6,081)
Translation adjustments . .......................................                                               (344)
Purchase of treasury stock (204,900 shares) .....................                  (2,853)
Exercise of stock options (issued 8,044 shares; treasury 70,580
    shares, net of shares received as payment upon exercise) ....          1        1,168          55                          (562)
Issuance of stock grants (issued 14,210 shares;
    treasury 5,106 shares).......................................          1           71         162                             6
                                                                      ------    ---------      ------        -------       --------
Balances, December 3, 1995 (issued 16,152,322 shares;
    treasury 159,159 shares).....................................      1,615       (2,089)      6,434           (983)       131,216
Net income ......................................................                                                            14,968
Cash dividends on common stock ($.38 per share) .................                                                            (4,168)
Translation adjustments .........................................                                              1,877
Purchase of treasury stock (5,104,543 shares) ...................                 (86,550)
Exercise of stock options (treasury 71,190 shares,
    net of shares received as payment upon exercise) ............                     561                                      (442)
Issuance of stock grants (treasury 14,385 shares) ...............                     228                                        13
                                                                      ------    ---------      ------        -------       --------
Balances, December 1, 1996 (issued 16,152,322 shares;
    treasury 5,178,127 shares) ..................................     $1,615     $(87,850)     $6,434         $  894       $141,587
                                                                      ======     ========      ======         ======       ========

See accompanying notes to consolidated financial statements.

HUNT MANUFACTURING CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE FISCAL YEARS 1996, 1995 AND 1994 (IN THOUSANDS)

                                                                                                  1996         1995          1994
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income ..................................................................................     $14,968      $15,335      $17,992
Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization ...........................................................       9,170        8,758        8,039
    Provision for inventory obsolescence ....................................................       2,216        1,778        2,083
    Provision for doubtful accounts .........................................................         655          916          921
    Extraordinary loss on early extinguishment of debt ......................................         251         --           --
    Cumulative effect of change in accounting for income taxes ..............................        --           --           (795)
    Deferred income taxes ...................................................................         559          410       (1,155)
    Loss on disposal of property, plant and equipment .......................................         633          184          634
    Provision (payments) for organizational changes and
      relocation and consolidation of operations ............................................      (1,305)       4,109         (132)
    Issuance of stock under management incentive bonus and stock grant plans ................         241          240          312
    Changes in operating assets and liabilities, net of acquisition of businesses:
      Accounts receivable ...................................................................      (6,921)        (705)      (2,609)
      Inventories ...........................................................................      (1,139)      (4,332)      (7,485)
      Prepaid expenses and other current assets .............................................         684           44        1,124
      Accounts payable ......................................................................       2,257          529       (1,352)
      Accrued expenses ......................................................................       1,763       (2,240)         400
      Other noncurrent assets and liabilities ...............................................       1,559       (1,660)       2,820
                                                                                                ---------    ---------    ---------
          Net cash provided by operating activities .........................................      25,591       23,366       20,797
                                                                                                ---------    ---------    ---------
Cash flows from investing activities:
    Additions to property, plant and equipment ..............................................      (7,504)      (9,523)      (9,305)
    Acquisition of business .................................................................        --         (2,919)        --
    Other, net ..............................................................................        (684)        (667)        (620)
                                                                                                ---------    ---------    ---------
          Net cash used for investing activities ............................................      (8,188)     (13,109)      (9,925)
                                                                                                ---------    ---------    ---------
Cash flows from financing activities:
    Proceeds from long-term debt ............................................................     127,404          930         --
    Payments of long-term debt, including current maturities ................................     (67,170)      (1,167)      (1,600)
    Purchases of treasury stock .............................................................     (86,550)      (2,853)        (728)
    Payments of debt issuance costs .........................................................      (1,134)        --           --
    Proceeds from exercise of stock options .................................................         119          662          331
    Dividends paid ..........................................................................      (4,168)      (6,081)      (5,794)
    Other, net ..............................................................................         (36)         (20)         (45)
                                                                                                ---------    ---------    ---------
          Net cash used for financing activities ............................................     (31,535)      (8,529)      (7,836)
                                                                                                ---------    ---------    ---------
Effect of exchange rate changes on cash and cash equivalents ................................         157          (32)          (7)
                                                                                                ---------    ---------    ---------
Net (decrease) increase in cash and cash equivalents ........................................     (13,975)       1,696        3,029
Cash and cash equivalents, beginning of year ................................................      15,503       13,807       10,778
                                                                                                ---------    ---------    ---------
Cash and cash equivalents, end of year ......................................................   $   1,528    $  15,503    $  13,807
                                                                                                =========    =========    =========

See accompanying notes to consolidated financial statements

HUNT MANUFACTURING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION:
The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company's fiscal year ends on the Sunday nearest the end of November. Fiscal year 1996 ended December 1, 1996; fiscal year 1995 ended December 3, 1995; fiscal year 1994 ended November 27, 1994. Fiscal year 1996 comprised 52 weeks; fiscal year 1995 comprised 53 weeks; fiscal year 1994 comprised 52 weeks.

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

HUNT MANUFACTURING CO. AND SUBSIDIARIES

(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

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

HEDGING:
In fiscal year 1995, the Company adopted SFAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments." Derivative financial instruments are used to hedge risk caused by fluctuating currency. The Company periodically enters into forward exchange contracts to hedge foreign currency transactions for periods generally consistent with its committed exposure. These transactions were not material in any of the years presented in the consolidated financial statements. Cash flows from hedges are classified in the statement of cash flows in the same category as the item being hedged. The Company does not hold or issue financial instruments for trading purposes.

EARNINGS PER SHARE:
Earnings per share are calculated based on the weighted average number of common shares outstanding. The effect of outstanding stock options and stock grants is not material and has not been included in the calculation.

EMPLOYEE BENEFIT PLANS:
The Company and its subsidiaries have noncontributory, defined benefit pension plans covering the majority of its employees. It is the Company's policy to fund pension contributions in accordance with the requirements of the Employee Retirement Income Security Act of 1974. The benefit formula used to determine pension costs is the final-average-pay method.

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

HUNT MANUFACTURING CO. AND SUBSIDIARIES

(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

2. PRIVATE STOCK PURCHASE AND TENDER OFFER:
On December 19, 1995, the Company purchased from Mary F. Bartol an aggregate of 2,150,165 of the Company's common shares for a cash purchase price of $16.32 per share, or $35.1 million in a private transaction. Mrs. Bartol is the widow of George E. Bartol III, the late Chairman of the Board, the mother-in-law of Gordon A. MacInnes, the then Chairman of the Board, and the mother of Victoria
B. Vallely, another Director of the Company. On December 21, 1995, the Company commenced a tender offer to purchase up to 3,230,000 of the Company's common shares at a price of $17.00 net per share in cash. The Company purchased 2,954,378 common shares in January 1996 under the terms and subject to conditions of the tender offer. The aggregate purchase price of the common shares and estimated expenses pursuant to the tender offer was $51.5 million.

In connection with these transactions, the Company entered into certain credit facilities and debt agreements which are discussed in detail in Note 8.

3. PROVISION FOR ORGANIZATIONAL CHANGES AND RELOCATION AND CONSOLIDATION OF
OPERATIONS:
During fiscal 1996 and 1995, the Company recorded pre-tax charges aggregating $.4 million (approximately $.2 million after taxes, or $.02 per share) and $5.3 million (approximately $3.5 million after income taxes, or $.22 per share), respectively, as a provis ion for costs relating to organizational changes and relocation and consolidation of certain manufacturing and distribution operations. The fiscal 1996 charge of $.4 million and $2.9 million of the fiscal 1995 charge were for costs relating to the relocation and consolidation of its Hunt Data Products manufacturing and distribution operations located in Nuevo Laredo, Mexico, and Laredo, Texas, with its manufacturing facilities in Statesville, North Carolina, and the move of the distribution operations of its Lit-Ning business from Florence, Kentucky, to Statesville. The fiscal 1995 pre-tax charge was also comprised of $2.4 million for costs incurred in connection with organizational changes being made to more effectively align the Company's organization with its markets including the resignation and replacement of the Company's former Chairman and Chief Executive Officer. The relocation and consolidation of operations is expected to reduce costs and improve product quality and distribution performance. The provision included recognition of future lease obligations, write-off of property, plant, and equipment, relocation costs, employee severance costs, and other related costs. Approximately $1.1 million and $2.2 million of this provision is included in liabilities as of December 1, 1996 and December 3, 1995, respectively, which principally relates to future severance related payments.

4. BUSINESS ACQUISITION:
In late April 1995, the Company acquired the Centafoam business of Spicers, Ltd., a division of David S. Smith (Holdings) PLC, for cash consideration and related costs aggregating approximately $2.8 million. Centafoam, whose facilities are located in the United Kingdom, manufactures and markets a line of styrene-based foam board products. Pro forma information is not presented as this acquisition had no material effect on the Company's results of operations or financial condition for any of the years presented.


5. INVENTORIES:
The classification of inventories at the end of fiscal years 1996 and 1995 is as follows:

                                                  1996                    1995
--------------------------------------------------------------------------------
Finished goods ...............................  $19,664                 $18,118
Work in process ..............................    4,839                   5,452
Raw materials ................................   10,888                  12,561
                                                 ------                  ------
                                                $35,391                 $36,131
                                                =======                 =======

HUNT MANUFACTURING CO. AND SUBSIDIARIES

(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

5. INVENTORIES (CONTINUED):

Inventories determined under the LIFO method were $20,696 and $18,446 at December 1, 1996 and December 3, 1995, respectively. The current replacement cost for these inventories exceeded the LIFO cost by $7,287 and $6,226 at December 1, 1996 and December 3, 1995, respectively.

Inventory quantities were reduced in fiscal years 1996, 1995 and 1994, resulting in a liquidation of certain LIFO inventories carried at lower costs prevailing in prior years. The effect of these reductions was to increase net income by $109, or $.01 per share, $115, or $.01 per share, and $315, or $.02 per share in fiscal years 1996, 1995 and 1994, respectively.

6. PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment at the end of fiscal years 1996 and 1995 is as follows:

                                                          1996            1995
--------------------------------------------------------------------------------
Land and land improvements ..........................  $  4,031        $  3,823
Buildings ...........................................    18,253          17,655
Machinery and equipment .............................    80,830          70,874
Leasehold improvements ..............................     1,041             907
Construction in progress ............................     2,493           6,860
                                                          -----           -----
                                                        106,648         100,119
Less accumulated depreciation and amortization ......    53,937          48,111
                                                         ------          ------
                                                       $ 52,711        $ 52,008
                                                       ========        ========

Depreciation expense was $6,940, $6,669 and $6,001 for fiscal years 1996, 1995 and 1994, respectively.


7. EXCESS OF ACQUISITION COST OVER NET ASSETS ACQUIRED AND INTANGIBLE ASSETS:

Excess of acquisition cost over net assets acquired at the end of fiscal years 1996 and 1995 is as follows:

                                                             1996         1995
--------------------------------------------------------------------------------
Excess of acquisition cost over net assets acquired ....   $22,674      $21,902
Less accumulated amortization ..........................     4,435        3,698
                                                           -------      -------
                                                           $18,239      $18,204
                                                           =======      =======

Intangible assets at the end of fiscal years 1996 and 1995 are as follows:

                                                      1996               1995
--------------------------------------------------------------------------------
Covenants not to compete .........................  $11,551           $11,646
Customer lists ...................................    1,510             1,510
Patents ..........................................    1,533             1,533
Trademarks .......................................    1,443             1,411
Licensing agreements .............................    1,154             1,154
Other ............................................    2,338             2,137
                                                     ------            ------
                                                     19,529            19,391
Less accumulated amortization ....................   12,791            11,598
                                                     ------            ------
                                                    $ 6,738           $ 7,793
                                                    =======           =======
                                                                             F-9

HUNT MANUFACTURING CO. AND SUBSIDIARIES

7. EXCESS OF ACQUISITION COST OVER NET ASSETS ACQUIRED AND INTANGIBLE ASSETS (CONTINUED):

NEW ACCOUNTING STANDARD:
SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," requires changes in accounting and reporting for impairments of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS No. 121 is effective for fiscal years beginning after December 15, 1995. Accordingly, the Company will adopt SFAS No. 121 in fiscal 1997. Management does not believe the adoption of SFAS No. 121 will have a material effect on its results of operations or financial condition.

8. DEBT:

CREDIT FACILITY, SENIOR NOTES AND LINES OF CREDIT:
During the first quarter of fiscal 1996, the Company obtained a new five-year $125 million bank credit facility, consisting of a revolving credit facility in an amount up to $81.725 million, and an amortizing term loan in the amount of $43.275 million. The Company used borrowings of $75 million under this credit facility, together with cash on hand, to fund the shares repurchased from Mary
F. Bartol and in the tender offer. (See Note 2 above.) An additional $2.4 million was borrowed through the revolving credit facility during the second and third quarters of fiscal 1996 to meet current working capital needs. This credit facility replaced the revolving credit agreements (totaling $45 million) which were in effect at December 3, 1995.

During the second half of fiscal 1996, the Company placed $50 million of senior notes with several insurance companies. The proceeds of this transaction were used to repay the outstanding balance of the amortizing term loan referred to above and to reduce the outstanding balance on the revolving credit facility. In addition, the terms of the credit facility were revised, among other things, to reduce the amount of funds available under the facility from $81.725 million to $75 million; to modify certain limitations, covenants, borrowings and facility fee margins; and to provide for additional borrowing options.

The costs associated with these financing activities are amortized over the life of each of the respective instruments and charged to interest expense. The charge to interest expense with respect to this amortization was $122 in fiscal year 1996.

At December 1, 1996, the Company also had a line of credit agreement that provides for unsecured borrowings up to $2.5 million. There were no borrowings under this agreement at December 1, 1996.

LONG-TERM DEBT:
Long-term debt at the end of fiscal years 1996 and 1995 is as follows:

                                                            1996           1995
--------------------------------------------------------------------------------
Senior notes (a) ........................................  $50,000          --
Revolving credit facility (b) ...........................   11,000          --
Line of credit ..........................................       --      $  766
Capitalized lease obligation ............................    2,000       2,000
Industrial development revenue bond (c) .................    1,559       1,559
                                                           -------      ------
                                                            64,559       4,325
Less current portion ....................................       --         766
                                                           -------      ------
Long-term debt, less current portion ....................  $64,559      $3,559
                                                           =======      ======

(a) The senior notes are payable in 10 annual payments of $5,000,000 beginning August 1, 2002 and bear interest at a rate of 7.86%.

HUNT MANUFACTURING CO. AND SUBSIDIARIES

(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

8. DEBT (CONTINUED):

(b) The revolving credit facility, which allows for borrowings of up to $75 million, matures on December 31, 2000. The interest rates under this facility (5.73% at December 1, 1996) are, at the option of the Company, one of the following: a base rate (defined as the higher of (i) the applicable prime rate of the bank or (ii) the federal funds rate plus 50 basis points); LIBOR plus a margin of between 27.5 and 50.0 basis points, the margin in each case to be adjusted quarterly based on the Company's leverage ratio (as defined in the credit facility); a competitive bid rate based on a competitive bid made by a competitive bid lender; or a quoted rate offered by a swingline lender.

(c) This industrial development revenue bond has a maturity date of June 15, 1999. The interest rate (5.3625% at December 1, 1996) is 65% of the lending bank's average daily prime rate.

The senior notes and credit facility contain certain representations, warranties, covenants, and conditions, including, but not limited to, requirements that the Company comply with certain financial covenants, including interest coverage, fixed charge coverage and leverage ratios, and maintenance of certain levels of net worth, and also contain limitations on liens, indebtedness, investments, changes in lines of business, acquisitions, transactions with affiliates, and modifications of certain documents. Under the most restrictive covenant, the Company is required to maintain a minimum consolidated net worth that is the sum of $45 million plus an aggregate amount equal to 30% of its consolidated net income for each completed fiscal quarter subsequent to December 3, 1995. As of December 1, 1996, the Company had $13.2 million excess consolidated net worth under this provision which would be available for payment of dividends.

As a result of the Company's issuance of the senior notes and the use of the proceeds to pay down debt referred to above, the Company recorded an after-tax loss of $.3 million, or $.02 per share, for the early extinguishment of debt which has been reflected in the Company's Consolidated Statements of Income as an extraordinary item.

The capitalized lease obligation is collateralized by the property, plant and equipment described in Note 13.

Aggregate annual maturities for all long-term debt, including the capitalized leases, for each of the four fiscal years subsequent to November 30, 1997 are as follows:


                      1998           --         2000             --
                      1999        $ 1,559       2001        $11,000

9. INCOME TAXES:
Income before provision for income taxes, net of extraordinary item, consists of the following:

                                             1996           1995           1994
--------------------------------------------------------------------------------
Domestic ...............................    $18,637       $19,999        $24,935
Foreign ................................      4,249         3,646          2,146
                                            -------       -------        -------
                                            $22,886       $23,645        $27,081
                                            =======       =======        =======


The provision for income taxes, net of extraordinary item, consists of the following:

                                             1996           1995           1994
--------------------------------------------------------------------------------
Currently payable:
Federal ................................     $6,411         $7,084      $ 9,863
State ..................................        237            707        1,009
Foreign ................................        711            109          167
                                             ------         ------      -------
                                              7,359          7,900       11,039
Deferred ...............................        559            410       (1,155)
                                             ------         ------      -------
                                             $7,918         $8,310      $ 9,884
                                             ======         ======      =======

HUNT MANUFACTURING CO. AND SUBSIDIARIES

(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

9. INCOME TAXES (CONTINUED):

The following is a reconciliation of the statutory federal income tax rate with the Company's effective income tax rate:


                                             1996           1995           1994
--------------------------------------------------------------------------------
Statutory federal rate ....................  35.0%          35.0%          35.0%
State income taxes, net of federal tax
  benefit .................................   1.9            1.8            2.1
Tax benefit of loss carryforwards
  of foreign subsidiaries .................   (.3)          (2.3)           (.4)
Resolution of certain prior years' tax
   exposures ..............................  (2.7)            --             --
Other, net ................................    .7             .6            (.2)
                                             ----           ----           ----
Effective tax rate ........................  34.6%          35.1%          36.5%
                                             ====           ====           ====


Effective November 29, 1993, the Company adopted SFAS No. 109. (See Note 1.)

The significant components of deferred tax assets and liabilities at December 1, 1996 and December 3, 1995 consist of:


                                                                 1996                1995
------------------------------------------------------------------------------------------------------
                                                        Assets    Liabilities     Assets   Liabilities
------------------------------------------------------------------------------------------------------
Inventories .........................................   $1,982         --         $2,138          --
Accrued expenses ....................................    3,293      $ 434          3,277       $ 499
Allowance for doubtful accounts .....................      595         --            746          --
Net operating loss
 carryforwards - foreign ............................      121         --            207          --
Pensions ............................................    1,014         12          1,014         441
Net operating loss
 carryforward - states ..............................      539         --            347          --
Depreciation and amortization .......................       99      6,767            759       6,701
                                                        ------     ------         ------      ------
                                                         7,643      7,213          8,488       7,641
Valuation allowance .................................     (571)        --           (429)         --
                                                        ------     ------         ------      ------
                                                        $7,072     $7,213         $8,059      $7,641
                                                        ======     ======         ======      ======


As of December 1, 1996, the Company had foreign net operating loss carryforwards of approximately $467 which may be carried forward indefinitely, approximately $48 of which were acquired in connection with business acquisitions.

The valuation allowance of approximately $571 relates to net operating losses for which realization is not more likely than not as of December 1, 1996. The net change in the total valuation allowance for the year ended December 1, 1996 was an increase of approximately $142. The Company has recognized approximately $27 of deferred tax assets relating to the likely future utilization of net operating losses. Of this amount, approximately $9 relates to net operating losses acquired in connection with business acquisitions.

10. EMPLOYEE BENEFIT PLANS:

PENSION PLANS:
Net pension costs for fiscal years 1996, 1995, and 1994 consist of the following:

                                                  1996        1995       1994
--------------------------------------------------------------------------------
Service cost-benefits earned during the period   $ 2,206    $ 1,901    $ 2,049
Interest cost on projected benefit obligation      2,696      2,387      2,155
Actual return on plan assets .................    (4,598)    (4,749)    (1,031)
Net amortization and deferral ................     2,101      2,643       (759)
                                                 -------    -------    -------
Net pension costs ............................   $ 2,405    $ 2,182    $ 2,414
                                                 =======    =======    =======

HUNT MANUFACTURING CO. AND SUBSIDIARIES

(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

10. EMPLOYEE BENEFIT PLANS (CONTINUED):

Net amortization and deferral consists of the deferral of the excess of actual return on assets over estimated return and amortization of the net unrecognized transition asset on a straight-line basis, principally over 15 years.

The funded status of the Company's pension plans at September 30, 1996 and 1995 (dates of actuarial valuations) was as follows:

                                                                      1996                       1995
-------------------------------------------------------------------------------------------------------------
                                                            Over-        Under-        Over-        Under-
                                                            funded       funded        funded        funded
-------------------------------------------------------------------------------------------------------------
Plan assets at fair value ............................    $ 36,753      $    791     $ 32,192      $    728
                                                          --------      --------     --------      --------
Actuarial present value of benefit obligations:
 Vested ..............................................      25,618         3,355       23,324         2,429
 Non-vested ..........................................         152           281           79           390
                                                          --------      --------     --------      --------
Accumulated benefit obligation .......................      25,770         3,636       23,403         2,819
Effect of increase in compensation ...................       9,950           707        8,634         1,396
                                                          --------      --------     --------      --------
Projected benefit obligation .........................      35,720         4,343       32,037         4,215
                                                          --------      --------     --------      --------
Projected benefit obligation
  less than (in excess of)
  plan assets ........................................       1,033        (3,552)         155        (3,487)
Unrecognized net (gain) loss .........................      (2,319)          619          123           816
Unrecognized transition asset ........................      (1,231)          (12)      (1,457)          (16)
Unrecognized prior service cost ......................         435         1,202          495         1,344
Minimum liability adjustment .........................         (35)       (1,096)          --          (763)
                                                          --------      --------     --------      --------
Pension liability ....................................    $ (2,117)     $ (2,839)    $   (684)     $ (2,106)
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

Significant assumptions as of the dates of actuarial valuations include:


                                                       1996    1995    1994
--------------------------------------------------------------------------------
Discount rate .....................................    7.75%   7.50%   8.00%
Rate of increase in compensation levels ...........    6.00%   6.00%   6.00%
Expected long-term rate of return on plan assets ..    7.50%   7.50%   7.50%


SUPPLEMENTAL EXECUTIVE BENEFITS PLAN:
The Company has instituted a nonqualified, Supplemental Executive Benefits Plan which constitutes a significant portion of the underfunded status above and covers all officers. Expenses of $421, $505 and $394 in fiscal years 1996, 1995 and 1994, respectively, relating to this plan were actuarially determined and are included in the pension costs described above. In 1994, the Company added an elective salary deferral feature to this plan. Contributions to this portion of the plan by the Company were $36 and $32 for fiscal 1996 and 1995, respectively.

EMPLOYEE SAVINGS PLAN:
The Company has a defined contribution 401(k) plan available to a majority of its employees in the United States. For participating employees, the Company matches 25 cents for each dollar contributed up to a maximum of 6% of pre-tax compensation, subject to limitations of the plan and the Internal Revenue Code. Contributions to the 401(k) plan by the Company were $461, $433 and $407 for fiscal years 1996, 1995 and 1994, respectively.

HUNT MANUFACTURING CO. AND SUBSIDIARIES

(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

11. STOCK OPTION, STOCK GRANT AND
LONG-TERM INCENTIVE COMPENSATION PLANS:

In 1993, the Company adopted the 1993 Stock Option and Stock Grant Plan which replaced the expired 1983 Stock Option and Stock Grant Plan. The 1993 plan authorizes the issuance of up to 1,750,000 common shares, for the granting of incentive stock options, nonqualified stock options and stock grants to key employees. The option price of options granted under the plan may not be less than the market value of the shares at the date granted. Options may be granted for terms of between two and 10 years and generally become exercisable not less than one year following the date of grant. Stock grants under the 1993 plan, which are limited to an aggregate of 525,000 shares, are subject to a vesting period or periods of between one and five years from the date of grant. Common shares are not actually issued to recipients of stock grants until such shares have vested under the plan. The plan also provides for the payment of an annual cash bonus to recipients of stock grants in an amount equal to the cash dividends which would have been received had the shares not yet vested under the grant been actually held by the recipients.

The Company's 1983 Stock Option and Stock Grant Plan and 1978 Stock Option Plan expired by their terms in February 1993 and November 1988, respectively, and no further options may be granted under these two plans, although some options remain outstanding under the 1983 plan. The terms of the 1983 plan are essentially similar to the terms of the 1993 plan described above. Under the 1978 plan, options for common shares were authorized for the granting of options to key employees at option prices not less than the market value of the common shares at the date of grant. Options granted under that plan had terms of not more than 10 years and generally became exercisable not less than one year following the date of grant.

Payment upon exercise of stock options under the 1993, 1983 and 1978 plans may be by cash and/or in common shares in an amount equivalent to the market value of the stock at the date exercised.

A summary of options under the Company's stock option plans is as follows:


                                             1993 Plan                     1983 Plan
--------------------------------------------------------------------------------------------
                                           1996         1995          1996           1995
--------------------------------------------------------------------------------------------
Outstanding, beginning of year ....      634,800       363,400       631,842       730,003
Options granted ...................      364,923       317,300          --            --
Options exercised (at an average
  price per share of $15.63, $12.74
  and $9.55, respectively) ........       (5,000)         --        (256,236)      (89,561)
Options expired ...................         --            --            --            --
Options terminated ................         --         (45,900)      (20,000)       (8,600)
                                        --------      --------      --------      --------
Outstanding, end of year ..........      994,723       634,800       355,606       631,842
                                        ========      ========      ========      ========
Average option price per share ....     $  15.56      $  15.05      $  14.49      $  13.95
Outstanding exercisable options,
  end of year .....................         --            --         355,606       631,842
Shares reserved for future stock
  options and grants ..............      750,277     1,115,200          --            --

In 1994, there were 31,501 options exercised at an average price of $13.44 under the 1983 Plan. At the end of 1995, there remained 2,638 outstanding exercisable options at an average option price per share of $10.58 under the 1978 plan. These options were exercised in fiscal 1996.

The Company's 1988 Long-Term Incentive Compensation Plan provided for the granting to management- level employees of long-term incentive awards, payable in cash and/or by the Company's common stock at the end of a designated performance period of from two to five years, based upon the degree of attainment of pre-established performance standards during the performance period. A maximum of 180,000 shares were authorized for issuance under this plan. This plan was terminated during fiscal 1996.

HUNT MANUFACTURING CO. AND SUBSIDIARIES

(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

11. STOCK OPTION, STOCK GRANT AND LONG-TERM INCENTIVE COMPENSATION PLANS (CONTINUED):

As of the end of fiscal 1996, an aggregate of 97,339 shares had been earned under this plan (12,217, 19,114 and 17,042 shares in fiscal years 1996, 1995 and 1994, respectively, and 48,966 shares in all previous years), and an aggregate of 9,350 shares were subject to outstanding unvested grants. The charges to administrative and gene ral expenses relating to this plan were $84, $186 and $532 in fiscal years 1996, 1995 and 1994, respectively.

In fiscal 1994, the Company adopted the 1994 Non-Employee Directors' Stock Option Plan authorizing the granting of up to an aggregate of 90,000 common shares to nonofficer directors of the Company. Options to purchase an aggregate of 45,000 common shares at $16.875 per share were automatically granted in January 1994 in equal amounts to each of the nonofficer directors of the Company. Options granted under this plan extend for a term of 10 years and become exercisable at the rate of 20% per year over five years commencing one year after the date of grant. No other options have been granted and, as of December 1, 1996, no options have been exercised.

OTHER GRANTS:

During 1995, the Company made stock grants under the 1993 Stock Option and Stock Grant Plan in the amount of 84,759 common shares to certain officers and other employees. By their terms, these grants will vest at varying times during 1997. The charges to administrative and general expense with respect to these grants were $955 and $310 in fiscal years 1996 and 1995, respectively.

The Company has a long-term incentive compensation agreement with Donald L. Thompson, Chairman of the Board, President and Chief Executive Officer, who joined the Company in fiscal 1996. Among the provisions of this agreement is a so-called "Phantom Stock Plan." Under this plan, Mr. Thompson earns the right to the cash value of a total of 175,000 common shares to be awarded as follows, provided that he is employed by the Company on each of the dates shown: 25% on December 1, 1996, 50% on December 1, 1997, 75% on December 1, 1998 and 100% on December 1, 1999. The charge to administrative and general expenses with respect to this plan was $1,621 in fiscal 1996.

NEW ACCOUNTING STANDARD:

SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based upon fair value or, alternatively, permits them to continue to apply the existing accounting rules contained in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25). Companies choosing not to adopt the expense recognition provisions of SFAS No. 123 are required to disclose pro forma net income and earnings per share data as if such provisions had been applied. The Company anticipates continuing to account for stock-based compensation in accordance with APB No. 25; and, therefore, the adoption of SFAS No. 123 in fiscal 1997 will not have an impact on the Company's financial position or results of operations.

12. SHAREHOLDERS' RIGHTS PLAN:

In 1990, the Company adopted a Shareholders' Rights Agreement and declared a dividend of one right (a "Right") for each outstanding share of the Company's common shares held of record as of the close of business on August 22, 1990. The Rights initially are deemed to be attached to the common shares and detach and become exercisable only if (with certain exceptions and limitations) a person or group attempts to obtain beneficial ownership of 15% or more of the Company's common shares or is determined to be an "adverse person" by the Board of Directors of the Company. Each Right, if and when it becomes exercisable, initially will entitle holders of the Rights to purchase one one-thousandth of a share of Junior Participating Preferred Shares (Series A, of which 50,000 shares currently are authorized for issuance) for $60, subject to adjustment. The Rights will convert into the right to purchase common shares or other securities or property of the Company or an acquiring company in certain other potential or actual takeover situations. The Rights are redeemable by the Company at $.01 per Right in certain circumstances and expire, unless exercised or redeemed earlier, on December 31, 2000.

HUNT MANUFACTURING CO. AND SUBSIDIARIES

(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

13. COMMITMENTS AND CONTINGENCIES:

LEASES:

The capitalized lease obligation (see Note 8) represents the amount payable under a lease which is, in substance, an installment purchase. Property, plant and equipment includes the following assets under a capital lease:


                                                    1996          1995
--------------------------------------------------------------------------------
Land .........................................   $   314       $   314
Buildings ....................................     2,632         2,632
Machinery and equipment ......................     1,009         1,009
Accumulated depreciation .....................    (2,960)       (2,853)
                                                 -------        ------
                                                 $   995       $ 1,102
                                                 =======       =======

The Company has the option to purchase the above assets at any time during the term of the lease for amounts sufficient to redeem and retire the underlying lessor debt obligation. The capitalized lease obligation has one principal payment at maturity on June 15, 2004.

The minimum rental commitments under all noncancellable leases as of December 1, 1996 are as follows:


Fiscal                                                   Operating
Period                                                    Leases
-------------------------------------------------------------------
1997 ..................................................     $ 3,783
1998 ..................................................       3,389
1999 ..................................................       2,960
2000 ..................................................       2,830
2001 ..................................................       1,785
Thereafter ............................................       6,788
                                                            -------
Minimum lease payments ................................     $21,535
                                                            =======



Rent expense, including related real estate taxes charged to operations, amounted to $4,932, $4,637 and $3,912 for fiscal years 1996, 1995 and 1994, respectively.

CONTINGENCIES:

The Company has employment/severance (change in control) agreements with its officers under which severance payments and benefits would become payable in the event of specified terminations of employment following a change in control (as defined) of the Company. The Company also has a termination policy applicable to other employees which provides severance payments and benefits in the event of certain terminations of employment. In the event of a change in control of the Company and subsequent termination of all employees, the maximum contingent severance liability would have been approximately $17.7 million at December 1, 1996.

Prior to the acquisition of the Graphic Arts Group by the Company from Bunzl plc in May 1990, it was discovered that some hazardous waste materials had been stored on the premises of one of the Graphic Arts Group companies, Seal, located in Naugatuck, Connecticut. In compliance with applicable state law, this environmental condition was reported to the Connecticut Department of Environmental Protection by Bunzl. Seal, which is now a subsidiary of the Company, may be partially responsible under law for this environmental condition on the premises and any liabilities resulting therefrom. However, in connection with the Company's acquisition of Seal, Bunzl agreed to take responsibility for correcting this environmental condition and to indemnify Seal and the Company for resulting liabilities, subject to certain limitations. Management believes that this contingency will not have a material effect on the Company's results of operations or financial condition.

HUNT MANUFACTURING CO. AND SUBSIDIARIES

(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

13. COMMITMENTS AND CONTINGENCIES (CONTINUED):

The Company is also involved on a continuing basis in monitoring its compliance with environmental laws and in making capital and operating improvements necessary to comply with existing and anticipated environmental requirements. Despite its efforts, the Company has been cited for occasional violations or alleged violations of environmental laws or permits and on several occasions has been named as a potentially responsible party for the remediation of sites. Expenses incurred by the Company to date relatin g to violations of and compliance with environmental laws and permits and site remediation have not been material. While it is impossible to predict with certainty, management currently does not foresee such expense in the future as having a material effect on the Company's business, results of operations or financial condition.

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

NEW ACCOUNTING STANDARD:
Statement of Position (SOP) 96-1, "Environmental Remediation Liabilities," provides guidance on specific accounting issues that are present in the recognition, measurement, display and disclosure of environmental remediation liabilities. SOP 96-1 is effective for fiscal years beginning after December 15, 1996. Accordingly, the Company will adopt SOP 96-1 when required. Management believes that the adoption of this statement will not have a material impact on its results of operations or financial position.

14. RESEARCH AND DEVELOPMENT:
Research and development expenses were approximately $2,320, $1,705 and $1,606 in fiscal years 1996, 1995 and 1994, respectively.

15. CASH FLOW INFORMATION:
Cash payments for interest and income taxes (net of refunds) were as follows:



                                                          1996     1995    1994
--------------------------------------------------------------------------------
Interest paid ........................................  $3,500   $  282   $  408
Income taxes .........................................   6,653    8,941    9,481

Excluded from the Consolidated Statements of Cash Flows are the effects of certain non-cash investing and financing activities as follows:


                                                       1996       1995     1994
--------------------------------------------------------------------------------
Fair value of assets acquired ....................      --      $3,863      --
Liabilities assumed or created ...................      --         944      --
Value of common shares received as payment
upon exercise of stock options ...................    $3,227       150    $   62

HUNT MANUFACTURING CO. AND SUBSIDIARIES

(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

16. QUARTERLY FINANCIAL DATA (UNAUDITED):

Results of operations for each of the quarters during fiscal years 1996 and 1995 are as follows:

                                                  1996
--------------------------------------------------------------------------------
                          First     Second        Third      Fourth       Total
--------------------------------------------------------------------------------
Net sales ..........    $ 73,668    $ 81,225    $ 83,881    $ 88,751    $327,525
Gross profit .......      26,788      30,080      31,795      33,886     122,549
Net income .........       2,826       3,273       3,150       5,719      14,968
Net income
  per share ........         .22         .30         .29         .52        1.31

                                                  1995
--------------------------------------------------------------------------------
                          First     Second        Third      Fourth       Total
--------------------------------------------------------------------------------
Net sales ..........    $ 70,530    $ 74,881    $ 86,302    $ 82,168    $313,881
Gross profit .......      25,642      28,086      31,247      32,186     117,161
Net income .........       3,347       2,934       3,655       5,399      15,335
Net income
    per share ......         .21         .18         .23         .34         .96


The number of weighted average shares outstanding decreased during fiscal 1996 as a result of the private purchase and stock tender offer discussed in Note 2. For this reason, the sum of the quarterly net income per share data is not the same as net income per share for the year.

The first quarter of fiscal 1996 includes charges to net income of $.2 million, or $.02 per share, and the second, third and fourth quarters of fiscal 1995 results include charges to net income of approximately $1.4 million, or $.09 per share; $1.0 million, or $.06 per share; and $1.1 million, or $.07 per share, respectively, relating to the provision for organizational changes and relocation and consolidation of operations as described in Note 3.

The third quarter of fiscal years 1996 and 1995 contained 13 weeks and 14 weeks, respectively.

17. INDUSTRY SEGMENT INFORMATION:

The Company operates in two industry segments, Office Products and Art/Craft Products. Total export sales aggregated $23,354 in fiscal 1996, $20,559 in fiscal 1995 and $21,235 in fiscal 1994, of which $14,913, $12,921, and $11,844 in fiscal years 1996, 1995 and 1994, respectively, were made in Canada.

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

HUNT MANUFACTURING CO. AND SUBSIDIARIES

(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

17. INDUSTRY SEGMENT INFORMATION (CONTINUED):

                                                Office            Art/Craft      Corp.      Consoli-
FISCAL YEAR 1996                               Products           Products      Assets       dated
-----------------------------------------------------------------------------------------------------
Net sales ...................................  $161,169           $166,356                 $327,525
                                               ========           ========                 ========
Operating profit* ...........................  $  9,892           $ 24,435                 $ 34,327
                                               ========           ========
General corporate ...........................                                                (6,760)
Interest expense ............................                                                (4,579)
Interest income .............................                                                   301
Other expense, net ..........................                                                   (18)
                                                                                           --------
Income before income taxes ..................                                              $ 23,271
                                                                                           ========
Identifiable assets .........................  $ 78,648           $ 83,063    $ 13,963     $175,674
                                               ========           ========    ========     ========
Capital additions ...........................  $  4,085           $  3,212    $    207     $  7,504
                                               ========           ========    ========     ========
Depreciation and amortization ...............  $  4,621           $  3,837    $    712     $  9,170
                                               ========           ========    ========     ========

* Includes the provision for organizational changes and relocation and consolidation of operations which reduced the office products operating profit by $.4 million.

                                                Office            Art/Craft      Corp.      Consoli-
FISCAL YEAR 1995                               Products           Products      Assets       dated
-----------------------------------------------------------------------------------------------------
Net sales ...................................   $163,378          $150,503                 $313,881
                                                ========          ========                 ========
Operating profit* ...........................   $  6,966          $ 21,678                 $ 28,644
                                                ========          ========
General corporate ...........................                                                (5,081)
Interest expense ............................                                                  (109)
Interest income .............................                                                   571
Other expense, net ..........................                                                  (380)
                                                                                           --------
Income before income taxes ..................                                              $ 23,645
                                                                                           ========
Identifiable assets .........................   $ 78,272          $ 77,310    $27,228      $182,810
                                                ========          ========    =======      ========
Capital additions ...........................   $  5,619          $  3,550    $ 1,473      $ 10,642
                                                ========          ========    =======      ========
Depreciation and amortization ...............   $  4,494          $  3,676    $   588      $  8,758
                                                ========          ========    =======      ========

* Includes the provision for organizational changes and relocation and consolidation of operations which reduced the office products operating profit by $4.1 million and art/craft products operating profit by $1.2 million.
** Includes $1.1 million of capital additions relating to business acquisitions.

                                                Office            Art/Craft      Corp.      Consoli-
FISCAL YEAR 1994                               Products           Products      Assets       dated
-----------------------------------------------------------------------------------------------------
Net sales ...................................      $160,307      $127,896                     $288,203
                                                   ========      ========                     ========
Operating profit ............................      $ 12,172      $ 21,211                     $ 33,383
                                                   ========      ========
General corporate ...........................                                                   (6,017)
Interest expense ............................                                                      (85)
Interest income .............................                                                      342
Other expense, net ..........................                                                     (542)
                                                                                              --------
Income before income taxes ..................                                                 $ 27,081
                                                                                              ========
Identifiable assets .........................      $ 80,218      $ 70,362    $22,805          $173,385
                                                   ========      ========    =======          ========
Capital additions ...........................      $  5,923      $  3,109    $   273          $  9,305
                                                   ========      ========    =======          ========
Depreciation and amortization ...............      $  4,123      $  3,286    $   630          $  8,039
                                                   ========      ========    =======          ========

HUNT MANUFACTURING CO. AND SUBSIDIARIES

(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

17. INDUSTRY SEGMENT INFORMATION (CONTINUED):

The Company's operations by geographical areas for fiscal years 1996, 1995 and 1994 are presented below. Intercompany sales to affiliates represent products which are transferred between geographic areas on a basis intended to reflect as nearly as possible the market value of the products.


                                                              Europe                       Adjustments
                                                North          and                             and        Consoli-
FISCAL YEAR 1996                               America        Other       Corporate       Eliminations     dated
---------------------------------------------------------------------------------------------------------------------
Net sales:
  Customers ................................  $293,099       $34,426                              --      $327,525
  Intercompany .............................     7,111         3,369                        $(10,480)           --
                                              --------       -------                        --------      --------
Total ......................................  $300,210       $37,795                        $(10,480)     $327,525
                                              ========       =======                        ========      ========
Operating profit ...........................  $ 31,768       $ 2,559                              --      $ 34,327
                                              ========       =======                        ========      ========
Identifiable assets ........................  $133,824       $27,887       $13,963                --      $175,674
                                              ========       =======       =======          ========      ========


                                                              Europe                       Adjustments
                                                North          and                             and        Consoli-
FISCAL YEAR 1995                               America        Other       Corporate       Eliminations     dated
---------------------------------------------------------------------------------------------------------------------
Net sales:
  Customers ................................  $285,313       $28,568                              --      $313,881
  Intercompany .............................     8,866         3,257                        $(12,123)           --
                                              --------       -------                        --------      --------
Total ......................................  $294,179       $31,825                        $(12,123)     $313,881
                                              ========       =======                         ========     ========
Operating profit ...........................  $ 26,622       $ 2,022                              --      $ 28,644
                                              ========       =======                         ========     ========
Identifiable assets ........................  $131,496       $24,086       $27,228                 --     $182,810
                                              ========       =======       =======           ========     ========


                                                              Europe                       Adjustments
                                                North          and                             and        Consoli-
FISCAL YEAR 1994                               America        Other       Corporate       Eliminations     dated
---------------------------------------------------------------------------------------------------------------------
Net sales:
  Customers ................................  $268,710       $19,493                              --      $288,203
  Intercompany .............................     5,060         2,154                        $ (7,214)           --
                                              --------       -------                        --------      --------
Total ......................................  $273,770       $21,647                        $ (7,214)     $288,203
                                              ========       =======                         ========     ========
Operating profit ...........................  $ 32,648       $   735                              --      $ 33,383
                                              ========       =======                         ========     ========
Identifiable assets ........................  $131,310       $19,270       $22,805                --      $173,385
                                              ========       =======       =======           ========     ========


HUNT MANUFACTURING CO. AND SUBSIDIARIES

(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

18. FINANCIAL INSTRUMENTS:

OFF-BALANCE SHEET RISK:
Letters of credit are issued by the Company during the ordinary course of business through major domestic banks as required by certain vendor contracts. As of December 1, 1996 and December 3, 1995, the Company had outstanding letters of credit for $115 and $400, respectively.

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade receivables. The Company places its temporary cash investments ($.1 million and $13.7 million at December 1, 1996 and December 3, 1995, respectively) with quality financial institutions and, by policy, limits the amount of credit exposure to any one financial institution.

The Company provides credit, in the normal course of business, to a large number of distributors and retailers and generally does not require collateral or other security to support customer receivables. Management believes that concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base, their dispersion across many different industries and geographies, with no single customer accounting for more than 10% of net sales; however, the Company's 10 largest customers accounted for approximately 36% and 37% of accounts receivable at December 1, 1996 and December 3, 1995, respectively. The Company performs ongoing credit evaluations of its customers, maintains allowances for potential credit losses and carries credit insurance coverage for most of its large customer accounts.

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

The estimated fair values of the Company's financial instruments at December 1, 1996 and December 3, 1995 are as follows:



                                             1996                    1995
--------------------------------------------------------------------------------
                                     Carrying     Fair      Carrying       Fair
                                      Amount      Value      Amount       Value
--------------------------------------------------------------------------------
Cash and cash equivalents ......     $ 1,538     $ 1,538     $15,503     $15,503
Debt (excluding capital
   lease obligation) ...........      62,559      67,622       2,325       2,303


DEBT AND EQUITY SECURITIES:
In fiscal 1995, the Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires changes in accounting and reporting for certain investments in debt and equity securities. The adoption of this standard had no effect on the Company's results of operations or financial position for any of the years presented.

HUNT MANUFACTURING CO. AND SUBSIDIARIES

FOR THE FISCAL YEARS 1996, 1995 AND 1994 (IN THOUSANDS)

                                                                                       Column C
Column A                                                           Column B           Additions            Column D        Column E
----------------------------------------------------------------------------------------------------------------------------------
                                                                               Charged
                                                                  Balance at   to Costs        Charged                     Balance
                                                                  Beginning      and           to Other                    End of
Classification                                                    of Period    Expenses        Accounts  Deductions        Period
----------------------------------------------------------------------------------------------------------------------------------
1996:
    Allowance for doubtful accounts ............................    $2,305      $  655(a)           --    $1,151(c)        $1,809
                                                                    ======      ======           ======   ======           ======
    Reserve for customer returns and deductions ................    $1,721      $   34(b)           --    $  867(d)        $  888
                                                                    ======      ======           ======   ======           ======
    Reserve for inventory obsolescence .........................    $2,421      $2,216              --    $2,408(e)        $2,229
                                                                    ======      ======           ======   ======           ======

1995:
    Allowance for doubtful accounts ............................    $2,510      $  916              --    $1,121(c)        $2,305
                                                                    ======      ======           ======   ======           ======
    Reserve for customer returns and deductions ................    $1,267      $  735(b)           --    $  281(d)        $1,721
                                                                    ======      ======           ======   ======           ======
    Reserve for inventory obsolescence .........................    $3,530      $1,778              --    $2,887(e)        $2,421
                                                                    ======      ======           ======   ======           ======

1994:
    Allowance for doubtful accounts ............................    $2,643      $  921              --    $1,054(c)        $2,510
                                                                    ======      ======           ======   ======           ======
    Reserve for customer returns and deductions ................    $  702      $1,539(b)           --    $  974(d)        $1,267
                                                                    ======      ======           ======   ======           ======
    Reserve for inventory obsolescence .........................    $2,236      $2,083              --    $  789           $3,530
                                                                    ======      ======           ======   ======           ======

(a) Decrease versus prior years due, in part, to increased use of credit insurance for larger accounts and improved collection efforts.
(b) Represents reserves which principally relate to specific, known returns not yet received as of year-end.
(c)  Doubtful accounts written off, net of collection expenses.
(d)  Primarily credits issued to customers.
(e) Largely the result of programs in effect during 1996 and 1995 to dispose of fully reserved obsolete inventory. Amount is net of recoveries.

                                  EXHIBIT INDEX

                   (Exhibits being filed with this Form 10-K)


(10) Material Contracts:

          (c)     1983 Stock Option and Stock Grant Plan, as amended, of the
                  Company.

          (d) 1993 Stock Option and Stock Grant Plan of the Company, as amended.

          (h)(2) List of executive officers who ar parties to Change in Control Agreement.

          (j)(1) Supplemental Executive Benefits Plan of the Company, effective January 1, 1996.

          (j)(2)  Amended and Restated Trust Agreement, effective January 1,
                  1996.

          (k)     Employment-Severance arrangements with Robert B. Fritsch.

(11) Statement re: computation of per share earnings.


(23) Consent of Coopers & Lybrand L.L.P. to incorporation by reference, in Registration Statement Nos. 33-70660, 33-25947, 33-6359, 2-83144, 33-57105,
     and 33-57103 on Form S-8 of their report on the consolidated financial statements and schedules included in the report.


(27)     Financial Data Schedule.