Form 10-Q
period 1997-03-02
HUNT MANUFACTURING CO
filed 1997-03-27
CIK 49146

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 March 2, 1997
                              ---------------------------------------------

                                       OR

          [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number               1-8044
                      -----------------------------------------------------

                                 HUNT  MANUFACTURING  CO.
---------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

     Pennsylvania                                        21-0481254
---------------------------------------------------------------------------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                   Identification No.)

   One Commerce Square 2005 Market Street, Philadelphia, PA    19103
---------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone no., including area code   (215) 656-0300
                                                ------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of March 24, 1997 there were outstanding 11,044,679 shares of the registrant's common stock.

                             HUNT MANUFACTURING CO.

                                      INDEX
                                                                  Page

PART I -          FINANCIAL INFORMATION

Item 1 -          Financial Statements
                  --------------------

                  Condensed Consolidated Balance Sheets as of
                  March 2, 1997 and December 1, 1996                                 3

                  Condensed Consolidated Statements of Income -
                  Three Months Ended March 2, 1997 and March 3, 1996                 4

                  Condensed Consolidated Statements of Cash Flows -
                  Three Months Ended March 2, 1997 and March 3, 1996                 5

                  Notes to Condensed Consolidated Financial
                  Statements                                                       6 - 7

Item 2 -          Management's Discussion and Analysis of
                  ---------------------------------------
                  Financial Condition and Results of Operations                    8 - 11
                  ---------------------------------------------

PART II -         OTHER INFORMATION
                  -----------------

Item 6 -          Exhibits and Reports on Form 8-K                                 12
                  --------------------------------

                  Signatures                                                       13
                  ----------

                  Exhibit Index                                                    14
                  -------------


                      Part I - FINANCIAL INFORMATION                     Page 3

Item 1. Financial Statements

                             Hunt Manufacturing Co.
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)
                (In thousands except share and per share amounts)

                                                                             March 2,              December 1,
                                          ASSETS                               1997                   1996
                                                                             ----------            ------------
Current assets:
     Cash and cash equivalents                                             $     4,098           $       1,528
     Accounts receivable, less allowance for doubtful
       accounts: 1997, $1,772 ; 1996, $1,809                                    45,269                  48,912
     Inventories:
         Raw materials                                                          10,260                  10,888
         Work in process                                                         4,651                   4,839
         Finished goods                                                         14,594                  19,664
                                                                             ----------            ------------
            Total inventories                                                   29,505                  35,391

     Deferred income taxes                                                       5,198                   4,563
     Prepaid expenses and other current assets                                   2,092                   1,606
                                                                             ----------            ------------
              Total current assets                                              86,162                  92,000

Property, plant and equipment, at cost, less
  accumulated depreciation and amortization:
  1997, $48,385; 1996, $53,938                                                  48,911                  52,711
Intangible assets, net                                                          23,467                  24,977
Other assets                                                                     6,794                   5,986
                                                                             ----------            ------------
                       Total assets                                        $   165,334           $     175,674
                                                                             ==========            ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt                                     $         0           $           0
     Accounts payable                                                           10,983                  13,271
     Accrued expenses:
       Salaries, wages and commissions                                           3,445                   5,284
       Income taxes                                                              5,891                   3,770
       Insurance                                                                 1,926                   2,082
       Compensated absences                                                      1,949                   2,145
       Other                                                                     9,429                   7,123
                                                                             ----------            ------------
              Total current liabilities                                         33,623                  33,675
Long-term debt, less current portion                                            53,559                  64,559
Deferred income taxes                                                            4,340                   4,704
Other non-current liabilities                                                    9,588                  10,056
Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.10 par value, authorized 1,000,000
       shares (including 50,000 shares of Series A Junior
       Participating Preferred); none issued                                         -                       -
     Common stock, $.10 par value, 40,000,000 shares
       authorized; issued:  1997 and 1996 -16,152,322 shares                     1,615                   1,615
     Capital in excess of par value                                              6,434                   6,434
     Cumulative translation adjustment                                              50                     894
     Retained earnings                                                         142,864                 141,587
                                                                             ----------            ------------
                                                                               150,963                 150,530
Less cost of treasury stock:
1997 - 5,108,943  shares; 1996 - 5,178,127 shares                              (86,739)                (87,850)
                                                                             ----------            ------------
                       Total stockholders' equity                               64,224                  62,680
                                                                             ----------            ------------
                          Total liabilities and stockholders' equity       $   165,334           $     175,674
                                                                             ==========            ============

     See accompanying notes to condensed consolidated financial statements.

                             Hunt Manufacturing Co.
                   Condensed Consolidated Statements of Income
                                   (Unaudited)
                     (In thousands except per share amounts)



                                                                                  Three months ended
                                                                    ------------------------------------------
                                                                       March 2,                   March 3,
                                                                         1997                       1996
                                                                    ----------------           ---------------
   Net sales                                                                $76,602                   $73,668

   Cost of sales                                                             48,218                    46,880
                                                                    ----------------           ---------------
          Gross profit                                                       28,384                    26,788

   Selling and shipping expenses                                             14,517                    14,159

   Administrative and general expenses                                        9,316                     7,023

   (Gain) provision - disposals and special charges                            (438)                      354
                                                                    ----------------           ---------------


          Income from operations                                              4,989                     5,252


   Interest expense                                                           1,323                       875

   Other expense (income), net                                                   (5)                       20
                                                                    ----------------           ---------------

          Income before income taxes                                          3,671                     4,357

   Provision for income taxes                                                 1,271                     1,531
                                                                    ----------------           ---------------

          Net income                                                         $2,400                    $2,826
                                                                    ================           ===============

   Average shares of common
      stock outstanding                                                      11,007                    12,939
                                                                    ================           ===============

   Earnings per common share                                                  $0.22                     $0.22
                                                                    ================           ===============

   Dividends per common share                                                $0.095                    $0.095
                                                                    ================           ===============


     See accompanying notes to condensed consolidated financial statements.

                                                                      Page 5
                             Hunt Manufacturing Co.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)


                                                                                       Three Months Ended
                                                                             -----------------------------------
                                                                               March 2,             March 3,
                                                                                 1997                 1996
                                                                             --------------       --------------

Cash flows from operating activities:
Net income                                                                 $         2,400      $         2,826
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                                   2,345                2,336
     Deferred income taxes                                                             271                 (449)
     Loss on disposals of property, plant and equipment                                 36                   36
     Gain on sale of businesses                                                       (474)                   -
     Payments for special charges, net of provision                                   (181)                (939)
     Issuance of stock under management incentive bonus
        and stock grant plans                                                          918                  241
        Changes in operating assets and liabilities, including
        effect of divestitures                                                         (22)              (2,449)
                                                                             --------------       --------------
          Net cash provided by operating activities                                  5,293                1,602
                                                                             --------------       --------------

Cash flows from investing activities:
   Additions to property, plant and equipment                                         (995)              (1,438)
   Proceeds from sale of businesses                                                 10,956                    -
   Other, net                                                                         (838)                (221)
                                                                             --------------       --------------
         Net cash provided by (used in) investing activities                         9,123               (1,659)
                                                                             --------------       --------------

Cash flows from financing activities:
   Proceeds from issuance of long-term debt                                              -               75,000
   Payments on long-term debt, including current maturities                        (11,000)                (230)
   Purchase of treasury stock                                                            -              (86,436)
   Proceeds from exercise of stock options                                             113                   69
   Dividends paid                                                                   (1,043)              (1,042)
   Other, net                                                                          139                  (47)
                                                                             --------------       --------------
         Net cash used in financing activities                                     (11,791)             (12,686)
                                                                             --------------       --------------

Effect of exchange rate changes on cash                                                (55)                   7
                                                                             --------------       --------------

Net increase (decrease) in cash and cash equivalents                                 2,570              (12,736)

Cash and cash equivalents, beginning of period                                       1,528               15,503
                                                                             --------------       --------------

Cash and cash equivalents, end of period                                   $         4,098      $         2,767
                                                                             ==============       ==============

Supplemental disclosures of cash flow information:
     Interest paid                                                         $         2,260      $           776
     Income taxes paid                                                                  78                   86



          See accompanying notes to consolidated financial statements.

                             Hunt Manufacturing Co.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


1. The accompanying condensed consolidated financial statements and related notes are unaudited; however, in management's opinion all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position at March 2, 1997 and the results of operations and cash flows for the periods shown have been made. Such statements are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by generally accepted accounting principles or those normally made in Form 10-K.

2. The earnings per share are calculated based on the weighted average number of common shares outstanding. Shares issuable under outstanding stock option, stock grant and long-term incentive compensation plans are common stock equivalents, but are not used in computing earnings per share because the dilutive effect would be less than 3%.

3. The net gain on disposals of $.4 million relates principally to the first quarter of fiscal 1997 divestitures of the Company's Lit-Ning Products business and its Hunt Data Products' MediaMate and Calise brand products. The first quarter of 1996 pre-tax special charge of $.4 million, or $.02 per share after tax, relates to the Company's previously-announced fiscal 1995 decision to relocate and consolidate certain manufacturing and distribution operations. Approximately $.9 million of the provisions for organizational changes and relocation and consolidation of operations is included in liabilities at the end of the first quarter of fiscal 1997, which principally relates to future severance related payments.

4. In the first quarter of fiscal 1996, in a private transaction, the Company purchased an aggregate of 2,150,165 of the Company's common shares for a cash purchase price of $16.32 per share. In addition, later in the first quarter of fiscal 1996, the Company purchased 2,954,378 of its common shares at $17.00 net per share in cash in a tender offer. The aggregate purchase price (plus related expenses) of the shares purchased in the private transaction and in the tender offer was approximately $86.6 million.

5. During fiscal 1996, the Company obtained a five-year $125 million bank credit facility, consisting of a revolving credit facility in an amount up to $81.725 million, and an amortizing term loan in the amount of $43.275 million. The Company used borrowings of $75.0 million under this credit facility, together with cash on hand, to fund the shares repurchased in the private transaction referred to in Note 4 above. Also in fiscal 1996, the Company placed $50 million of senior notes with several insurance companies. The proceeds of this transaction were used to repay the outstanding balance of the amortizing term loan referred to above and to reduce the outstanding balance on the revolving credit facility. In addition, the terms of the credit facility were revised, among other things, to reduce the amount of funds available under the facility from $81.725 million to $75 million; to modify certain limitations, covenants, borrowings and facility fee margins; and to provide for additional borrowing options.

                             Hunt Manufacturing Co.
         Notes to Condensed Consolidated Financial Statements, continued
                                   (Unaudited)


6. During the first quarter of fiscal 1997, the Company reached an agreement in principle to acquire all of the stock of Sallmetall B.V., a Dutch company, for approximately $14 million and the assumption of debt of approximately $7 million. The acquisition, which is subject to typical conditions, is expected to be completed by the end of March 1997. Sallmetall's operations involve the design and assembly of laminating equipment and related adhesive film coating manufacturing. Sallmetall had sales of approximately $21 million for their fiscal year ended December 31, 1996. It is anticipated that the acquisition, which will be accounted for under the purchase method, will be financed with borrowings under the Company's existing credit facility.

Item 2.           Management's  Discussion  and Analysis of Financial  Condition
                  --------------------------------------------------------------
                  and Results of Operations
                  -------------------------

The following discussion includes certain forward-looking statements. Such forward- looking statements are subject to a number of risks and uncertainties, including those referred to herein and in the Company's Report on Form 10-K and other filings with the Securities and Exchange Commission, which could cause actual results to differ materially from the forward-looking statements.

Financial Condition
-------------------

The Company's working capital decreased to $52.5 million at the end of the first quarter of fiscal 1997 from $58.3 million at the end of fiscal 1996. The decrease was primarily the result of the Company's decision to further reduce its long-term debt by using the cash proceeds of $11.0 million received from the first quarter fiscal 1997 divestitures of the businesses discussed below. The debt-capitalization percentage decreased to 45% at the end of the first quarter of fiscal 1997 from 51% at the end of fiscal 1996. Available cash balances were used during the quarter to repay long-term debt of $11.0 million, to purchase property, plant and equipment of $1.0 million, and to pay cash dividends of $1.0 million.

Current assets decreased to $86.2 million at the end of the first quarter of fiscal 1997 from $92.0 million at the end of fiscal 1996, principally due to the uses of cash and to the business divestitures mentioned above. Accounts receivable decreased to $45.3 million at the end of the first quarter from $48.9 million at fiscal 1996 year-end, largely due to significantly higher sales in the third month of the fourth quarter of fiscal 1996 compared to those sales in the last month of the first quarter of fiscal 1997. The decrease in inventories from $35.4 million at the end of fiscal 1996 to $29.5 million at the end of the first quarter fiscal 1997 was principally attributable to the business divestitures and to improved manufacturing processes.

Current liabilities of $33.6 million at the end of the first quarter of fiscal 1997 remained essentially unchanged from $33.7 million at the end of fiscal 1996. Accounts payable decreased primarily due to lower inventory balances in the first quarter of fiscal 1997, while salaries, wages and commissions decreased due to payments of incentive compensation in the first quarter of fiscal 1997, which had been accrued at the end of fiscal 1996. These decreases were offset by increases in accrued income taxes and other accrued expenses. The increase in other accrued expenses was largely due to accrual provisions associated with the aforementioned business divestitures, while the increase in accrued income taxes was due to timing of tax payments.

The effect of unfavorable currency exchange rates for the British pound sterling (the functional currency of the Company's U. K. operations) was the principal cause for the $.8 million decrease in the cumulative translation adjustment account in stockholders' equity.

Management believes that funds generated from operations, combined with the existing credit facility, will be sufficient to meet currently anticipated working capital and other capital and debt service requirements. Should the Company require additional funds, management believes that the Company could obtain them at competitive costs. Management expects that total 1997 expenditures for additions to property, plant and equipment to increase capacity and productivity will approximate $11.0 million, of which approximately $.9 million has been expended through the first quarter of fiscal 1997.

Recent Developments
-------------------

The Company is currently in the process of finalizing, with the assistance of an outside consulting firm, a strategic assessment and plan for the operation and direction of the Company. Information concerning details of such plan are expected to be released by the Company in the near future. Management anticipates that it will take at least the remaining balance of the 1997 fiscal year to complete implementation of this plan and further anticipates incurring significant charges associated with this plan during fiscal 1997. Obviously, there are risks inherent in the implementation of any major strategic change, but management believes that the result will be a faster-growing, more profitable and forward-looking Company.

As a result of this strategic assessment, on February 28, 1997, the Company sold its Lit-Ning Products business and its Hunt Data Products' MediaMate and Calise brand products. The sales of these businesses resulted in a net pre-tax gain of $.5 million, or $.03 per share after-tax. The consolidated results of operations for the first quarter of fiscal 1997 include the results of these businesses through the divestiture date. The combined sales of these business units were approximately $4 million and $24 million in the first quarter of fiscal 1997 and fiscal year 1996, respectively.

During the first quarter of fiscal 1997, the Company reached an agreement in principle to acquire all of the stock of Sallmetall B.V., a Dutch company, for approximately $14 million and the assumption of debt of approximately $7 million. The acquisition, which is subject to typical conditions, is expected to be completed by the end of March 1997. Sallmetall's operations involve the design and assembly of laminating equipment and related adhesive film coating manufacturing. Sallmetall had sales of approximately $21 million for their fiscal year ended December 31, 1996. It is anticipated that the acquisition, which will be accounted for under the purchase method, will be financed with borrowings under the Company's existing credit facility. Management believes that the acquisition of this business will further strengthen the Company's position as a leading global supplier of print finishing systems and expand its activities in the growing market for wide format short-run digital imaging.

Results of Operations
---------------------

Net Sales
---------

Net sales in the first quarter of fiscal 1997 grew 4.0% to $76.6 million from $73.7 million in the first quarter of fiscal 1996. This increase was due to higher unit volume (up 2.5%) and higher selling prices (up 1.5%). The first quarter sales increase included a 13.9% increase in sales of art/craft products, which grew to $39.9 million from the first quarter of fiscal 1996 sales of $35.1 million, partially offset by a 5.0% decrease in sales of office products, which decreased to $36.7 million compared to first quarter of fiscal 1996 sales of $38.6 million. The art/craft sales increase was led by a 17.6% increase in sales of presentation graphics products. Higher sales of mounting and laminating products were contributing factors to this sales growth. Sales of art supplies products and hobby/craft products grew 2.0% and 7.8%, respectively, compared to the same period in fiscal 1996. First quarter fiscal 1997 export sales of art/craft products were up 4.4% compared to the first quarter of fiscal 1996, due largely to higher sales in Latin America and the Middle East. Foreign sales of art/craft products continue to increase significantly, growing 22.8% in the first quarter of fiscal 1997, due primarily to higher sales of presentation graphics products in Europe.

The office products sales decrease in the first quarter of fiscal 1997 was principally attributable to lower sales of desktop accessories and supplies (down 27.0%) and office furniture (down 2.3%), partially offset by higher sales of mechanical and electromechanical products (up 3.0%). The recently divested Lit-Ning and Hunt Data Products businesses largely accounted for the desktop accessories and supplies product sales decrease. The continuing trend toward consolidation of wholesalers, dealers, and superstores in the office products market has resulted in an increasing percentage of the Company's office product sales being attributable to a smaller number of customers and increased buying and bargaining power in customers. Management is uncertain how this trend will affect future sales of its office products. Export sales of office products grew by 8.3% in the first quarter of fiscal 1997, primarily as a result of higher sales in Canada.

Gross Profit
------------

The Company's gross profit percentage increased to 37.1% of net sales in the first quarter of fiscal 1997 from 36.4% in the same quarter of fiscal 1996. The increase was due largely to lower product costs, net selling price increases, and favorable product sales mix. Although the Company has realized positive effects from its recent selling price increases and to some extent from stabilization of costs of some of its raw materials, management is uncertain if future selling prices will offset anticipated raw material increases for the balance of fiscal 1997.

Selling, Shipping, Administrative, and General Expenses
-------------------------------------------------------

Selling and shipping expenses decreased slightly to 19.0% of net sales in the first quarter of fiscal 1997 from 19.2% in first quarter of fiscal 1996. This decrease was largely the net result of lower field sales related expenses, such as promotions, partially offset by higher shipping and distribution costs, primarily higher freight expenses, and marketing administrative expenses.

Administrative and general expenses increased $2.3 million, or 32.6%, in the first quarter of fiscal 1997 compared to the same period in fiscal 1996. This increase was principally due to consulting fees related to assistance being provided during the Company's current strategic assessment of its operations ($1.0 million pre-tax, or $.06 per share after-tax) and to higher management incentive compensation expenses.

(Gain) Provision - Disposals and Special Charges
------------------------------------------------

In the first quarter of fiscal 1997, the Company realized a net gain on business divestitures of $.5 million pre-tax, or $.03 per share after tax. In the first quarter of fiscal 1996, the Company recorded a pre-tax charge of $.4 million, or $.02 per share after-tax, relating to the Company's fiscal 1995 decision to relocate and consolidate certain manufacturing and distribution operations. Approximately $.9 million of the provisions for organizational changes and relocation and consolidation of operations is included in liabilities at the end of the first quarter of fiscal 1997, which principally relates to future severance-related payments.

Interest Expense
----------------

Interest expense increased to $1.3 million for the first quarter of fiscal 1997 from $.9 million in the first quarter of fiscal 1996 due to a higher average debt balance in the first quarter of fiscal 1997 as compared to the same period in fiscal 1996.

Provision for Income Taxes
--------------------------

The Company's effective tax rate decreased to 34.6% in the first quarter of fiscal 1997 from the 35.1% rate incurred in the first quarter of fiscal 1995. This decrease was a result of several factors, including resolution of certain prior years' tax exposures.

                           Part II - OTHER INFORMATION
                                     -----------------

Item 6 -Exhibits and Reports on Form  8-K
        ---------------------------------

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


                            HUNT  MANUFACTURING  CO.


Date          March 24, 1997     By  /s/  William E. Chandler
    ------------------------        ------------------------------------------
                                    William E. Chandler
                                    Senior Vice President, Finance
                                   (Principal Financial and Accounting Officer)


Date          March 24, 1997     By  /s/  Donald L. Thompson
    ------------------------          ----------------------------------------
                                      Donald L. Thompson
                                      Chairman of the Board
                                      and Chief Executive Officer

                                  EXHIBIT INDEX


Exhibit 11   -  Computation of Per Share Earnings
                ---------------------------------

Exhibit 27   -  Financial Data Schedule
                -----------------------