Form 10-K/A
period 1996-12-01
HUNT MANUFACTURING CO
filed 1997-06-25
CIK 49146

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

                     ANNUAL REPORT PURSUANT TO SECTION 13 OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                              Commission File
December 1, 1996                                       No. 1-8044
                             HUNT MANUFACTURING CO.
                                  (Registrant)

       Pennsylvania                                   21-0481254
------------------------------              -----------------------------------
  (State of incorporation)                    (IRS Employer Identification No.)



   One Commerce Square
   2005 Market Street
   Philadelphia, PA                                          19103-7085
--------------------------------                           -------------
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code:  (215)656-0300

Securities registered pursuant to Section 12(b) of the Act:



                                                     Name of each exchange
     Title of each class:                             on which registered:
     --------------------                          -------------------------
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

     The number of shares of the registrant's Common Shares outstanding as of June 1, 1997 was 11,096,500.

                   AMENDMENT TO 1996 FORM 10-K


     Pursuant to General Instruction F to Form 10-K and Rule 15d-21 under the Securities Exchange Act of 1934, Hunt Manufacturing Co.'s Annual Report on Form 10-K for the fiscal year ended December 1, 1996 is hereby amended to include the attached financial statements described in amended Item 14(a)(1)(B) below required by Form 11-K with respect to the Hunt Manufacturing Co. Savings Plan for the Plan's fiscal year ended December 31, 1996. The Savings Plan is subject to the Employee Retirement Income Security Act of 1974. Item 14 as amended provides in its entirety as follows:


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

                    Consolidated Statements of
                    Income for the fiscal years
                    1996, 1995 and 1994                     F-2

                    Consolidated Balance Sheets,
                    December 1, 1996 and
                    December 3, 1995                        F-3

                    Consolidated Statements of
                    Stockholders' Equity
                    for the fiscal years 1996, 1995
                    and 1994                                F-4

                    Consolidated Statements of
                    Cash Flows for the fiscal years
                    1996, 1995 and 1994                     F-5

                    Notes to Consolidated Financial         F-6-21
                    Statements

                    B.  The Savings Plan:

                    Report of Independent Accountants       PF-1

                                                            Pages

                    Statements of Net Assets Available
                    for Benefits, with Fund Information
                    as of December 31, 1996 and 1995        PF-2-3

                    Statements of Changes in Net Assets
                    Available for Benefits, with Fund
                    Information for the years ended
                    December 31, 1996, 1995 and 1994        PF-4-6

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

                     Individual financial statements of the Company have been omitted, since the Company is primarily an operating company and any subsidiary companies included in the consolidated financial statements are directly or indirectly wholly-owned and are not indebted to any person, other than the parent or the consolidated subsidiaries, in an amount which is material in relation to total consolidated assets at the date of the latest balance sheet filed, except indebtedness incurred in the ordinary course of business which is not overdue and which matures one year.

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

                         (b) Credit Agreement dated December 19, 1995, between the Company and NationsBank, N.A. (incorp. by ref. to Ex. 9(b) to the Company's Schedule 13E-4 filed with the SEC on December 21, 1995 (the "1995 Schedule 13E-4");
                         (2) Amendment dated as of February 1, 1996 to Credit Agreement (incorp. by ref. to Ex. (4)(a)(2) to fiscal 1995 Form 10-K); (3) Amendment dated as of February 26, 1996 to Credit Agreement (incorp. by ref. Ex. 4(a)(3) to fiscal 1995 Form 10-K); and (4) Amendment dated as of August 1, 1996 to Credit Agreement (incorp. by ref. to Ex. 4.1 to Form 10-Q for quarter ended September 1,
                         1996).

                         (c) Rights Agreement dated as of August 8, 1990 (including as Exhibit A thereto the Designation of Powers, Preferences, Rights and Qualifications of Preferred Stock) between the Company and Mellon Bank
                         (East), N.A. as original Rights Agent (incorp. by ref. to Exhibit 4.1 to August, 1990 Form 8-K) and Assignment and Assumption Agreement dated December 2, 1991 with American Stock Transfer and Trust Company, as successor Rights Agent (incorp. by ref. to Exhibit 4(d) to fiscal 1991 Form 10-K).

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

                         (b) 1978 Stock Option Plan, as amended, of the Company (incorp. by ref. to Ex. 28(a) to Reg. Stmt. No. 33-25947 on Form S-8).**

                         (c) 1983 Stock Option and Stock Grant Plan, as amended, of the Company (incorp. by. ref. to Ex. 10(c) to fiscal 1996 Form 10-K).**

                         (d) 1993 Stock Option and Stock Grant Plan of the Company, as amended, (incorp. by ref. to Ex. 10(d) to fiscal 1996 Form 10-K).**

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

                         (h) (1) Form of Change in Control Agreement between the Company and various officers of the Company (incorp. by ref. to Ex. 10(i) to fiscal 1994 Form 10-K) and (2) list of executive officers who are parties (incorp. by ref. to Exhibit 10(h) to fiscal 1996 Form 10-K).**

                         (i) Employment-Severance Agreement between the Company and William E. Chandler (incorp. by ref. to Ex. 10(j) to fiscal 1993 Form 10-K).**

                         (j) (1) Supplemental Executive Benefits Plan of the Company, effective January 1, 1995, and (2) related Amended and Restated Trust Agreement, effective January 1, 1995 (incorp. by ref. to Ex. 10(j) to fiscal 1996 Form 10-K).**

                         (k) Employment-Severance arrangements with Robert B. Fritsch (incorp. by ref. to Exhibit 10(k) to fiscal 1996 Form 10-K).**

                         (l) Transition Agreement dated June 13, 1995 between the Company and Ronald J. Naples (incorp. by ref. to Ex. 10 to Form 10-Q for quarter ended September 3, 1995).**

                         (m) Stock Purchase Agreement dated December 19, 1995 between the Company and Mary F. Bartol (incorp. by ref. to Exhibit 9(c) to the 1995 Schedule 13E-4).

                         (n) Employment Agreement dated as of April 8, 1996 between the Company and Donald L. Thompson (incorp. by ref. to Ex. 10 to Form 10-Q for quarter ended June 2, 1996).**

                    (11) Statement re: computation of per share earnings
                         (incorp. by ref. to Ex. 11 to fiscal 1996 Form 10-K).

                    (21) Subsidiaries (incorp. by ref. to Ex. 21 to fiscal 1993
                         Form 10-K).

                    (23) (a) Consent of Coopers & Lybrand L.L.P. to
                         incorporation by reference, in Registration Statements Nos. 33-70660, 33-25947, 33-6359, 2-83144, 33-57105 and
                         33-57103 on Form S-8, of their report on the consolidated financial statements and schedules included in this report (incorp. by ref. to Ex. 23 to fiscal 1996 Form 10-K).

                         (b) Consent of Coopers & Lybrand L.L.P. to incorporation by reference, in Registration Statement Nos. 33-6359 and 33-57103 on Form S-8, of their report on the financial statements related to the Savings Plan included with this report as amended (filed herewith).

                    (27) Financial Data Schedule (incorp. by ref. to Ex. 27 to
                         Fiscal 1996 Form 10-K).


------------

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

                             -----------------------

                                   SIGNATURES

          Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 HUNT MANUFACTURING CO.



Dated:  June 20, 1997            By: /s/  Donald L. Thompson
                                     ---------------------------------------
                                     Donald L. Thompson
                                     Chairman of the Board, President and
                                     Chief Executive Officer



                                 By: /s/  William E. Chandler
                                     ---------------------------------------
                                     William E. Chandler
                                     Senior Vice President, Finance
                                     (Principal Financial and
                                     Accounting Officer)

                         [COOPERS & LYBRAND LETTERHEAD]

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Administrative Committee of
  Hunt Manufacturing Co.:

     We have audited the accompanying statements of net assets available for benefits of Hunt Manufacturing Co. Savings Plan (the Plan) as of December 31, 1996 and 1995, and the related statements of changes in net assets available for benefits for the years ended December 31, 1996, 1995 and 1994. These financial statements are the responsibility of the Administrative Committee. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Plan as of December 31, 1996 and 1995 and the changes in net assets available for benefits for the years ended December 31, 1996, 1995 and 1994, in conformity with generally accepted accounting principles.

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


/s/  COOPERS & LYBRAND L.L.P.
------------------------------
COOPERS & LYBRAND L.L.P.






2400 Eleven Penn Center
Philadelphia, Pennsylvania
June 2, 1997

                             HUNT MANUFACTURING CO.
                                  SAVINGS PLAN
      STATEMENT OF NET ASSETS AVAILABLE FOR BENEFITS, WITH FUND INFORMATION
                             as of December 31, 1996

                                                                                                                    Non-
                                                                                                                 Participant
                                                                  Participant Directed                            Directed
                                    ---------------------------------------------------------------------------  ------------
                                                Capital
                                    Balanced  Preservation   Select     Ultra     Stock    Value    Participant     Stock
           ASSETS                     Fund     Trust Fund     Fund      Fund      Fund     Fund        Loans         Fund    Total
                                    --------  ------------   ------     -----     -----    -----    -----------     -----    -----
Investments at fair value (Note 2):
  Shares of registered investment
    companies:
    Balanced Fund, 140,818 units at
    $17.26/unit (cost $2,287,258)  $2,430,533                                                                            $ 2,430,533

    Benham Preservation Fund,
    5,555,986 units at $1.00/unit
   (cost $5,555,986)                          $5,555,986                                                                   5,555,986

    Select Fund, 114,217 units at
    $38.53/unit (cost $4,439,341)                          $4,400,764                                                      4,400,764

    Ultra Fund, 229,342 units at
    $28.09/unit (cost $5,117,008)                                     $6,442,224                                           6,442,224

    Value Fund, 124,021 units at
    $6.59/unit (cost $781,112)                                                              $817,295                         817,295

  Hunt Manufacturing Co.,
    198,471 shares at $18.13/share
   (cost $3,100,463)                                                             $1,289,024                   $2,309,316   3,598,340

Participant loans (cost $0)                                                                          $758,799                758,799

Cash                                                                                     14                                       14

Receivables:
  Employer's contribution               4,614      8,971       8,668      10,861      2,291    1,814                          37,219
  Participants' contribution           21,739     43,493      41,517      52,137     10,378   10,051                         179,315
  Interest                                        24,687                                                                      24,687
                                    ---------  ---------   ---------   --------- ---------  -------- -------- ---------- -----------
     Total assets                   2,456,886  5,633,137   4,450,949   6,505,222  1,301,707  829,160  758,799  2,309,316  24,245,176
           LIABILITIES                   -         -           -          -         -       -             -           -         -
     Net assets available for
     benefits                      $2,456,886 $5,633,137  $4,450,949  $6,505,222 $1,301,707 $829,160 $758,799 $2,309,316 $24,245,176
                                   ========== ==========  ==========  ========== ========== ======== ======== ========== ===========

                                 The accompanying notes are an integral part of the financial statements.


                             HUNT MANUFACTURING CO.
                                  SAVINGS PLAN
      STATEMENT OF NET ASSETS AVAILABLE FOR BENEFITS, WITH FUND INFORMATION
                             as of December 31, 1995

                                                                                                                     Non-
                                                                                                                  Participant
                                                                 Participant Directed                               Directed
                                        ------------------------------------------------------------------------- -----------
                                                   Capital
                                      Balanced   Preservation    Select    Ultra   Stock   Value     Participant   Stock
           ASSETS                       Fund      Trust Fund      Fund      Fund    Fund    Fund       Loans         Fund   Total
Investments at fair value (Note 2):   --------   ------------    ------    -----   -----   -------   -----------   -----    -----
  Shares of registered investment
    companies:
    Balanced Fund, 133,676 units at
    $16.99/unit (cost $2,120,065)    $2,271,160                                                                          $2,271,160

    Bankers Trust Pyramid GIC Fund,
    4,758,898 units at $1.00/unit
    (cost $4,758,898)                           $4,758,898                                                                4,758,898

    Guaranteed Investment Contracts                 19,713                                                                   19,713

    Select Fund, 93,809 units at
    $35.62/unit (cost $3,644,607)                          $3,341,467                                                     3,341,467

    Ultra Fund, 194,575 units at
    $26.11/unit (cost $4,001,097)                                     $5,080,348                                          5,080,348

    Value Fund, 37,893 units at
    $5.90/unit (cost $226,784)                                                              $223,572                        223,572

  Hunt Manufacturing Co., 186,913
  shares at $17.375/share
  (cost $2,878,173)                                                              $1,166,539                   $2,081,269  3,247,808

Participant loans (cost $0)                                                                          $618,103               618,103

Cash                                                                                     73                                      73
Receivables:
  Employer's contribution                 4,871      9,571      8,360     10,029      2,518      654                         36,003
  Participants' contribution             23,480     47,195     40,659     51,689     11,661    3,815                        178,499
  Interest                                          21,110                                                                   21,110
                                     ---------- ---------- ---------- ---------- ---------- -------- --------  --------- ----------
     Total assets                     2,299,511  4,856,487  3,390,486  5,142,066  1,180,791  228,041  618,103  2,081,269 19,796,754
           LIABILITIES                    -           -          -          -          -       -          -         -           -
     Net assets available for
       benefits                      $2,299,511 $4,856,487 $3,390,486 $5,142,066 $1,180,791 $228,041 $618,103 $2,081,269 $19,796,754
                                     ========== ========== ========== ========== ========== ======== ======== ========== ===========

       The accompanying notes are an integral part of the financial statements.

                             HUNT MANUFACTURING CO.
                                  SAVINGS PLAN

           STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS,
                             WITH FUND INFORMATION

                      for the year ended December 31, 1996


                                                                          Participant Directed
                                          ------------------------------------------------------------------------------
                                                           Capital
                                          Balanced       Preservation       Select            Ultra                Stock
                                            Fund         Trust Fund          Fund             Fund                 Fund
          ADDITIONS                       --------       ------------     ---------        ----------          ----------
Additions to net assets
  attributed to:
Investment income:
  Net appreciation in fair
    value of assets                     $   38,417                       $  259,550        $  425,387          $  102,310
  Dividends                                243,264                          414,217           365,455              27,573
  Interest                                                 $293,843
Contributions:
  Participants'                            288,073          610,051         527,514           722,649             168,883
  Employer's                                55,277          112,245         102,183           127,966              29,106
                                        ----------        ---------      ----------        ----------          ----------
          Total additions                  625,031        1,016,139       1,303,464         1,641,457             327,872
                                        ----------        ---------      ----------        ----------          ----------
          DEDUCTIONS
Deductions from net assets
  attributed to:
Benefits paid to participants             (154,442)       (333,615)        (227,279)         (339,940)            (76,545)
Management fees                             (1,448)         (3,707)          (2,253)           (1,376)               (120)
                                        ----------        ---------      ----------        ----------          ----------
          Total deductions                (155,890)       (337,322)        (229,532)         (341,316)            (76,665)
                                        ----------        ---------      ----------        ----------          ----------
Net increase prior to
  interfund transfers                      469,141         678,817        1,073,932         1,300,141             251,207
Interfund transfers                       (311,766)         97,833          (13,469)           63,015            (130,291)
                                        ----------        ---------      ----------        ----------          ----------
          Net increase                     157,375         776,650        1,060,463         1,363,156             120,916

Net assets available for benefits:
  Beginning of year                      2,299,511       4,856,487        3,390,486         5,142,066           1,180,791
                                        ----------        ---------      ----------        ----------          ----------
  End of year                           $2,456,886      $5,633,137       $4,450,949        $6,505,222          $1,301,707
                                        ==========      ==========       ==========        ==========          ==========

                                [RESTUBED TABLE]


                             HUNT MANUFACTURING CO.
                                  SAVINGS PLAN

           STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS,
                             WITH FUND INFORMATION

                      for the year ended December 31, 1996

                                                                                    Non-
                                                                                 Participant
                                              Participant Directed                Directed
                                     -----------------------------------------  ----------
                                        Value           Participant                Stock
                                        Fund               Loans                   Fund                Total
          ADDITIONS                  --------           -----------             ---------              -----
Additions to net assets
  attributed to:
Investment income:
  Net appreciation in fair
    value of assets                  $ 44,423                                  $  100,806         $   970,893
  Dividends                            77,595                                      47,202           1,175,306
  Interest                                              $ 60,452                                      354,295

Contributions:
  Participants'                       109,017                                                       2,426,187
  Employer's                           14,432                                     358,272             799,481
                                     --------           --------               ----------         -----------
          Total additions             245,467             60,452                  506,280           5,726,162
                                     --------           --------               ----------         -----------
          DEDUCTIONS
Deductions from net assets
  attributed to:
Benefits paid to participants         (16,852)           (21,126)                 (98,927)         (1,268,726)
Management fees                          (110)                                                         (9,014)
                                     --------           --------               ----------         -----------
          Total deductions            (16,962)           (21,126)                 (98,927)         (1,277,740)
                                     --------           --------               ----------         -----------
Net increase prior to
  interfund transfers                 228,505             39,326                  407,353           4,448,422
Interfund transfers                   372,614            101,370                 (179,306)              -
                                     --------           --------               ----------         -----------
          Net increase                601,119            140,696                  228,047           4,448,422

Net assets available for benefits
  Beginning of year                   228,041            618,103                2,081,269          19,796,754
                                     --------           --------               ----------         -----------
  End of year                        $829,160           $758,799               $2,309,316         $24,245,176
                                     ========           ========               ==========         ===========


      The accompanying notes are an integral part of the financial statements.

                             HUNT MANUFACTURING CO.
                                  SAVINGS PLAN

           STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS,
                             WITH FUND INFORMATION

                      for the year ended December 31, 1995

                                                                       Participant Directed
                                      --------------------------------------------------------------------------------
                                                               Capital
                                      Balanced               Preservation             Select       Ultra         Stock
                                        Fund                  Trust Fund              Fund         Fund          Fund
          ADDITIONS                  ---------              -------------        -----------     ----------   ---------
Additions to net assets
  attributed to:
Investment income:
  Net appreciation (depreciation)
     in fair value of assets       $   196,236                                   $  173,997      $1,056,051   $ 339,024
  Dividends                            192,784                                      410,693         237,926      36,130
  Interest                                                   $  219,697

Contributions:
  Participants'                        293,193                  563,568             498,744         627,236     204,376
  Employer's                            56,260                  108,456              96,930         110,024      35,944
                                   -----------              -----------          ----------      ----------   ---------
     Total additions                   738,473                  891,721           1,180,364       2,031,237     615,474
                                   -----------              -----------          ----------      ----------   ---------
          DEDUCTIONS
Deductions from net assets
  attributed to:
Benefits paid to participants         (200,865)                (314,596)          (133,686)        (192,718)   (122,525)
Management fees                         (2,340)                  (6,012)            (2,722)          (1,243)       (239)
                                   -----------              -----------          ----------      ----------   ---------
     Total deductions                 (203,205)                (320,608)          (136,408)        (193,961)   (122,764)
                                   -----------              -----------          ----------      ----------   ---------
Net increase prior to
  interfund transfers                  535,268                  571,113          1,043,956        1,837,276     492,710
Interfund transfers                    (91,751)                 257,696           (195,149)         (39,545)   (670,482)
                                   -----------              -----------          ----------      ----------   ---------
     Net increase (decrease)           443,517                  828,809            848,807        1,797,731    (177,772)

Net assets available for benefits:
  Beginning of year                  1,855,994                4,027,678          2,541,679        3,344,335   1,358,563
                                   -----------              -----------          ----------      ----------   ---------
  End of year                       $2,299,511               $4,856,487         $3,390,486       $5,142,066  $1,180,791
                                   ===========              ===========          ==========      ==========  ==========

                                [Restubed Table]

                             HUNT MANUFACTURING CO.
                                  SAVINGS PLAN

           STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS,
                             WITH FUND INFORMATION

                      for the year ended December 31, 1995

                                                                                                Non-
                                                                                            Participant
                                                         Participant Directed                 Directed
                                             ---------------------------------------------   ----------
                                             Value                 Participant                 Stock
          ADDITIONS                          Fund                  Loans                       Fund             Total
                                             ----                  -----                       ----             -----
Additions to net assets
  attributed to:
Investment income:
  Net appreciation (depreciation
     in fair value  of assets           $ (2,829)                                          $  465,047       $ 2,227,526
Dividends                                 19,480                                               45,045           942,058
Interest                                                            $30,520                                     250,217

Contributions:
  Participants'                           14,818                                                             2,201,935
  Employer's                               2,360                                              324,742           734,716
                                        --------                   --------                ----------       -----------

     Total additions                      33,829                     30,520                   834,834         6,356,452
                                        --------                   --------                ----------       -----------

          DEDUCTIONS
Deductions from net assets
  attributed to:
Benefits paid to participants                                        (9,955)                  (94,092)       (1,068,437)
Management fees                             (109)                                                               (12,665)
                                        --------                   --------                ----------       -----------
     Total deductions                       (109)                    (9,955)                  (94,092)       (1,081,102)
                                        --------                   --------                ----------       -----------
Net increase prior to
  interfund transfers                     33,720                     20,565                   740,742         5,275,350
Interfund transfers                      194,321                    584,481                   (39,571)
                                        --------                   --------                ----------       -----------
     Net increase (decrease)             228,041                    605,046                   701,171         5,275,350

Net assets available for benefits
  Beginning of year                                                  13,057                 1,380,098        14,521,404
                                        --------                   --------                ----------       -----------
  End of year                           $228,041                   $618,103                $2,081,269       $19,796,754
                                        ========                   ========                ==========       ===========


       The accompanying notes are an integral part of the financial statements.

                             HUNT MANUFACTURING CO.
                                  SAVINGS PLAN

           STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS,
                             WITH FUND INFORMATION

                      for the year ended December 31, 1994


                                                                             Participant Directed
                                                -------------------------------------------------------------------------
                                                                        Capital
                                                    Balanced          Preservation             Select               Ultra
                                                      Fund             Trust Fund               Fund                 Fund
          ADDITIONS                              ------------        ------------          -----------          ----------
Additions to net assets attributed to:
  Investment income:
    Dividends                                   $    81,007                                 $  217,365          $  102,719
    Interest                                                         $   298,043
  Contributions:
    Participants'                                   309,396              514,637               492,066             619,828
    Employer's                                       59,081              103,808                97,485             115,132
                                                -----------          -----------            ----------          ----------
     Total additions                                449,484              916,488               806,916             837,679
                                                -----------          -----------            ----------          ----------
          DEDUCTIONS
Deductions from net assets attributed to:
  Benefits paid to participants                     (84,315)            (286,395)             (149,565)           (152,833)
  Net depreciation in fair value of investments     (79,401)                                  (427,401)           (210,578)
                                                -----------          -----------            ----------          ----------

     Total deductions                              (163,716)            (286,395)             (576,966)           (363,411)
                                                -----------          -----------            ----------          ----------
Net increase prior to interfund transfers           285,768              630,093               229,950             474,268
Interfund transfers                                (265,718)             183,269              (101,655)               (893)
                                                -----------          -----------            ----------          ----------

     Net increase                                    20,050              813,362               128,295             473,375

Net assets available for benefits:
  Beginning of year                               1,835,944            3,214,316             2,413,384           2,870,960
                                                -----------          -----------            ----------          ----------
  End of year                                   $ 1,855,994          $ 4,027,678           $ 2,541,679         $ 3,344,335
                                                ===========          ===========           ===========          ==========

                                [Restubed Table]

                             HUNT MANUFACTURING CO.
                                  SAVINGS PLAN

           STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS,
                             WITH FUND INFORMATION

                      for the year ended December 31, 1994

                                                                                                       Non-
                                                                                                   Participant
                                                            Participant Directed                     Directed
                                                    -------------------------------------------    ------------
                                                      Stock                  Participant               Stock
                                                      Fund                     Loans                   Fund            Total
          ADDITIONS                                 --------                 ----------------       ---------          -----
Additions to net assets attributed to:
  Investment income:
    Dividends                                       $ 29,828                                       $    35,079     $   465,998
    Interest                                                                      $748                                 298,791
  Contributions:
    Participants'                                    213,602                                                         2,149,529
    Employer's                                        37,003                                           309,064         721,573
                                                   ---------                ----------             -----------     -----------
     Total additions                                 280,433                       748                 344,143       3,635,891
                                                   ---------                ----------             -----------     -----------
          DEDUCTIONS
Deductions from net assets attributed to:
  Benefits paid to participants                      (73,642)                                          (51,751)       (798,501)
  Net depreciation in fair value of investments     (181,118)                                         (240,210)     (1,138,708)
                                                   ---------                ----------             -----------     -----------

     Total deductions                               (254,760)                                         (291,961)     (1,937,209)
                                                   ---------                ----------             -----------     -----------
Net increase prior to interfund transfers             25,673                       748                  52,182       1,698,682
Interfund transfers                                  178,207                     6,790
                                                   ---------                ----------             -----------     -----------
     Net increase                                    203,880                     7,538                  52,182       1,698,682

Net assets available for benefits:
  Beginning of year                                1,154,683                     5,519               1,327,916      12,822,722
                                                   ---------                ----------             -----------     -----------
  End of year                                    $ 1,358,563               $    13,057             $ 1,380,098     $14,521,404
                                                  ==========                ==========             ===========     ===========


     The accompanying notes are an integral part of the financial statements.


                             HUNT MANUFACTURING CO.
                                  SAVINGS PLAN

                          NOTES TO FINANCIAL STATEMENTS
                                     -------

1.     Description of Plan:
       -------------------

       The following description of the Hunt Manufacturing Co. Savings Plan (the
       Plan) provides only general information. Participants should refer to the Plan agreement for a more complete description of the Plan's provisions.

            General:
            --------

       The Plan is a defined contribution plan which provides individual accounts for each participant. The Plan is designed to comply with the requirements of the Employee Retirement Income Security Act of 1974, as amended (ERISA) and with the requirements of Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended (Code).

            Eligibility and Participation:
            ------------------------------

       Generally, all active associates (i. e. employees including officers) of Hunt Manufacturing Co. (the Company) and of any other participating company are eligible to participate in the Plan upon meeting the applicable service requirements. Leased employees, non-resident aliens, persons classified as independent contractors, and associates who are covered by a collective bargaining agreement to which the Company or any participating company is a party (unless the collective bargaining agreement specifically or otherwise provides) are not eligible to participate in the Plan. Associates who work in full-time, temporary positions as part of an undergraduate or graduate degree program, college students enrolled in a degree program or high school graduates matriculating in a degree program who assume temporary employment with a participating company during the summer months, and associates who are hired for a specific length of time of no more than 18 consecutive months are eligible to participate in the Plan, but only if such associates complete a minimum of 1,000 hours of service during the plan year.

       Eligible associates who have completed at least one year of service, as of any January 1, April 1, July 1, or October 1 are eligible to participate in the Associate Pre-Tax Contribution and Matching Contribution portions of the Plan (Seal bargaining unit employees are eligible to participate on the January 1, April 1, July 1, or October 1 nearest the date on which they complete a year of service.) Effective January 1, 1995, certain officers, former officers and directors became ineligible for matching contributions. Eligible associates (other than Seal bargaining unit employees) who have completed at least two consecutive years of service, as of any December 1, are eligible for participation in the Basic Contribution portion of the Plan provided such eligible associate is employed by a participating company on December 1 of the plan year for which the Basic Contribution is being made.

                                    Continued

       -------------------

       Contributions:
       --------------

       Contributions to the Plan are made by the Company and other participating companies on their own behalf, and in the case of Associate Pre-Tax Contributions, on behalf of the participants whose salaries have been reduced. Subject to the limitations of the Plan and the Code, participants may authorize the Company and other participating companies to withhold each year up to 15% (10% for Seal bargaining unit employees) of their annual pre-tax compensation (i. e., compensation excluding taxable employee benefits of any kind but including Associate Pre-Tax Contributions and participant salary reduction contributions to a cafeteria plan under Section 125 of the Code) for Associate Pre-Tax Contributions to the Plan but not to exceed a Code limit adjusted annually for inflation ($9,500 for 1996 and $9,240 for 1995 and 1994). The Company and other participating companies, in turn, will make Matching Contributions on behalf of participants equal to $.25 for each $1.00 of Associate Pre-Tax Contributions up to 6% of the participant's pre-tax compensation for each year subject to the limitations of the Plan and the Code. (Matching Contributions will be made on behalf of Seal bargaining unit employees equal to $.50 for each $1.00 of Associate Pre-Tax Contributions to the extent such Associate Pre-Tax Contributions do not exceed 3% of the participant's pre-tax compensation for each year, subject to the limitations of the Plan and the Code.)

       The Company and other participating companies also may make an annual Basic Contribution of up to 1% of the base rate of pay (90% of the base rate of pay plus prior year incentive compensation of salesmen, 100% of the base rate for other associates) on behalf of eligible associates whether or not such associates make contributions to the Plan. (Basic Contributions are not available to employees of Seal Products Incorporated in the Naugatuck, Connecticut Bargaining Unit.) The associate's base rate of pay is the associate's annual compensation determined as of June 1 of any plan year, excluding overtime, bonuses, cash awards and stock awards under the Company's Long-Term Incentive Plan, and taxable employee benefits of any kind but including Associate Pre-Tax Contributions and participant salary reduction contributions to a cafeteria plan under Section 125 of the Code. In no event may the annual compensation of any participant taken into account under the Plan exceed a Code limit adjusted annually for inflation ($150,000 for 1994, 1995 and 1996). Such Basic Contributions can only be invested in the Stock Fund and are not transferable to other funds. In order to receive a Basic Contribution for a given plan year, a participant must be employed by a participating company on December 1 of such plan year.

       Associate Pre-Tax Contributions are contributed to the Plan no later than the 15th day of the month following the month in which such amounts would otherwise have been payable in cash, and Matching Contributions and Basic Contributions are contributed to the Plan no later than the due date, including any extensions, for the filing of the Company's federal tax return for the taxable

                                    Continued

       -------------------

       Contributions, continued:
       -------------

       year which includes the last day of the plan year for which such contributions are being made. Participants may also make rollover contributions to the Plan of qualifying distributions from other qualified plans.

            Vesting:
            --------

       A participant's Associate Pre-Tax Contributions (and the earnings, less any losses, thereon) and Basic Contributions (and the earnings, less any losses, thereon) are always 100% vested and nonforfeitable.

       If, while in the service of the Company or any other participating company, a participant attains age 65, becomes permanently and totally disabled, or dies, the full value of the Matching Contributions (and the earnings, less any losses, thereon) allocated to such participant's accounts becomes vested in the participant (or in such participant's successor in the event of death) and is nonforfeitable. Prior to the occurrence of such an event, the value of the Matching Contributions (and the earnings, less any losses, thereon) will vest in a participant, based on such participant's years of service for vesting (years in which a participant completes 1,000 or more hours of service commencing with the date of hire, or in the case of Seal bargaining unit employees, the calendar year), as indicated in the following table:

         Less than 1 year                                0%
         1 year                                         20%
         2 years                                        40%
         3 years                                        60%
         4 years                                        80%
         5 years or more                               100%

       If a participant terminates employment for reasons other than death, total disability or retirement at or after age 65, and if the participant is not fully vested and the present value of his or her vested account balance does not exceed $3,500, or if it does exceed $3,500, his or her vested account balance is distributed to such separated participant at his or her request, the participant forfeits the nonvested balance in his or her account upon distribution of his or her entire vested account balance. In such case, if the participant is re-employed, he or she may repay the amount distributed to him or her before he or she incurs five consecutive one-year breaks in service, and his or her account will be restored. If the terminated participant's vested account balance exceeds $3,500 and such participant does not consent to the immediate distribution of his or her vested account balance, the participant forfeits the nonvested balance upon his or her incurring five consecutive one-year breaks in service.

                                    Continued

    -------------------

         Withdrawals and Distributions:
         ------------------------------

       Distributions are made according to the vested interest to which participants are entitled upon retirement, termination, death or disability. The participant's vested interest will be distributed in one lump sum payment, in cash, unless the participant elects to receive that portion invested in the Stock Fund in whole shares of common stock or in any combination of stock and cash. A participant may also withdraw any portion of his or her vested account balances after he or she attains age 59-1/2, subject to certain administrative restrictions. Otherwise, withdrawals before termination of employment are allowed only in cases of hardship as determined in accordance with the terms of the Plan.

         Disposition of Forfeitures:
         ---------------------------

       Forfeitures of Matching Contributions resulting from the termination of participants with less than fully vested rights under the Plan shall be applied to reduce Employer's Contributions to the Plan. At December 31, 1996 and 1995, there was $9,674 and $4,571, respectively, of unallocated forfeitures.

         Plan Amendment and Termination:
         -------------------------------

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

2.  Summary of Significant Accounting Policies:
    ------------------------------------------

         Basis of Accounting
         -------------------

       The accompanying financial statements are prepared on the accrual method of accounting.

         Investment Valuation:
         ---------------------

       The common stock of Hunt Manufacturing Co. is stated at fair value, which represents the closing price of the stock as listed on the New York Stock Exchange on the last trading day of the plan year. Investments in the American Century Investors, Inc., Balanced, Benham Preservation, Select, Ultra and Value Funds are stated at the unit value published as of the end of the Plan year. As of December 31, 1995 and 1994, the Capital Preservation Trust Fund included Guaranteed Investment Contracts which are stated at cost plus accrued interest. Based on available information at December 31, 1995 and 1994, the Company believes that the fair value of the Guaranteed Investment Contracts is not significantly different from cost plus accrued interest.

                                    Continued

    ------------------------------------------

         Investment Income:
         ------------------

       Dividend income is recorded on the ex-dividend date. Income from other investments is recorded as earned on the accrual basis.

       Purchases and sales of securities are reflected on a trade-date basis. Gain or loss on sales of securities is based on average cost.

       The Plan presents in the statements of changes in net assets available for benefits the net appreciation (depreciation) in the fair market value of its investments which consists of the realized gains or losses and the unrealized appreciation (depreciation) on those investments.

         Plan Expenses:
         --------------

       Management fees were paid by the Plan for the years ended December 31, 1996 and 1995. Brokerage fees relating to purchases within the Stock Fund are paid from the account of the participant to which such purchases relate. All additional administrative fees are paid by the Company.

       Administrative expenses of the Plan and brokerage fees relating to purchases within the Stock Fund were paid by the Company for the year ended December 31, 1994.

         Payment of Benefits:
         --------------------

       Benefits are recorded when paid.

         Use of Estimates
         ----------------

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

         Risks and Uncertainties
         -----------------------

       The Plan provides for various investment options in any combination of stocks, bonds, fixed income securities, mutual funds, and other investment securities. Investment securities are exposed to various risks, such as interest rate, market and credit. Due to the level of risk associated with certain investment securities and the level of uncertainty related to changes in the value of investment securities, it is at least reasonably possible that changes in risks in the near term would materially affect participants' account balances and the amounts reported in the statement of net assets available for benefits and the statement of changes in net assets available for benefits.

                                    Continued

3.  Investment Program:
    ------------------

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

      (2) Capital Preservation Trust Fund - is a fixed income fund made up of two different parts. The first part consists of individual Guaranteed Investment Contracts (GIC's) previously purchased by the Plan. As of December 31, 1996, all of the previously purchased individual GIC's have matured and the entire balance in this fund consists of investments in the Benham Preservation Fund. The Benham Preservation Fund invests primarily in guaranteed investment contracts issued by major financial institutions including banks and life insurance companies.

       The Capital Preservation Trust Fund is a conservative fixed income fund in which principal is protected from market volatility. By investing in the Benham Preservation Fund, the Capital Preservation Trust Fund attempts to provide yields that are higher than money market funds and certificates of deposit, as well as to provide a relatively predictable annual return. The annual interest rates are as follows:

                                             Net Effective
            Time of Deposit             Annual Interest Rate
            ---------------             --------------------

       Funds deposited during 1996      Principally 6.02%
                                        through 1997

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


                                    Continued

    ------------------

      (4) Ultra Fund - a fund that seeks capital growth over time by investing in companies with accelerating growth trends.

      (5) Value Fund - a fund that seeks long-term capital growth by investing in securities of well established companies that are believed to be undervalued at the time of purchase.

      (6) Stock Fund - a fund consisting of common stock of Hunt Manufacturing Co. purchased in the open market, or directly from the Company. (This fund is not available to certain officers or directors, except with respect to Basic Contributions.)

       There were 1,922 and 1,771 Plan participants at December 31, 1996 and 1995, respectively, who participated in one or more of the investment funds. At December 31, 1996 and 1995, the number of participants selecting each of the investment funds for their contributions was as follows:

                                   1996               1995
                                   ----               ----

Stock Fund                         1,353             1,267
Select Fund                          690               672
Ultra Fund                           686               559
Capital Preservation Trust Fund      662               666
Balanced Fund                        423               431
Value Fund                            95                26

4.     Participant Loans:
       -----------------

       Participants may borrow from their fund accounts a minimum of $1,000 and up to a maximum equal to the lesser of $50,000 or 50 percent of their vested account balance. Loan transactions are treated as a transfer to
       (from) the investment fund from (to) the Participant Loans Fund.

       The period of repayment may not exceed five years (except in the case of a loan to a Seal bargaining unit employee for the purpose of acquiring a principal residence). Loans are required to be repaid through payroll deductions in equal periodic installments of principal and interest. Loans are required to be collateralized by an assignment of a portion of the participant's interest in his or her account equal to the principal amount of the loan, and supported by the participant's collateralized promissory note. The interest rate on a loan is one percentage point above the prime rate as published in The Wall Street Journal on the first business day of the month in which the loan is made. Participant loans mature from January 23, 1997 to December 20, 2001 and bear interest at 9.25% to 10.75% at December 31, 1996.


                                    Continued

5. Reconciliation of Financial Statements to Form 5500:

   The following is a reconciliation of net assets available for benefits per the financial statements to the Form 5500 for the years ended December 31, 1996 and 1995:

                                               1996            1995
Net assets available for benefits per the
financial statements                        $24,245,176     $19,796,754

Amounts allocated to withdrawing
participants                                  (312,164)        (275,823)
                                            ----------      -----------
Net assets available for benefits per the
Form 5500                                   $23,933,012     $19,520,931
                                            ===========     ===========

The following is a reconciliation of benefits paid to participants per the financial statements to the Form 5500 for the years ended December 31, 1996 and 1995:

                                               1996            1995
Benefits paid to participants per the
financial statements                        $1,268,726     $1,068,437

Add:   Amounts allocated to withdrawing
         participants at end of year           312,164        275,823

Less:  Amounts allocated to withdrawing
         participants at beginning of year    (275,823)       (20,035)
                                            ----------     ----------
Benefits paid to participants per the
Form 5500                                   $1,305,067     $1,324,225
                                            ==========     ==========

Amounts allocated to withdrawing participants are recorded on the Form 5500 for benefit claims that have been processed and approved for payment prior to December 31 but not yet paid as of that date.

6. Tax Status:
   ----------

   The Internal Revenue Service has determined and informed the Company by a letter dated October 27, 1995, that the Plan and related trust are designed in accordance with applicable sections of the Internal Revenue Code (IRC). The Plan was subsequently amended effective January 1, 1995. The Plan administrator and the Plan's tax counsel believe that the Plan is designed and is currently being operated in compliance with the applicable requirements of the IRC. Therefore, no provision for income taxes has been included in the Plan's financial statements.

                                    Continued

7. Guaranteed Investment Contracts:
   -------------------------------

   The cost and fair value of Guaranteed Investment Contracts held by the Plan at December 31, 1996 and 1995 are as follows:

                                  1996                      1995
                           ----------------          -----------------
                                      Fair                      Fair
                           Cost       Value          Cost       Value
                           ----       -----          ----       -----

      New England Mutual
      Life Insurance Co.
      Guaranteed
      Investment          $   --      $   --       $19,713     $19,713
      Contracts          -------      -------      -------     -------

                          $   --      $   --       $19,713     $19,713
                         =======      =======      =======     =======

8. Related Party Transactions:
   --------------------------

   American Century Investors, Inc. is the recordkeeper and manager of the Plan's investments and as such, is a party-in-interest of the Plan.

   The Plan is interpreted, administered, and operated by an Administrative Committee comprised entirely of executives of the Company.


















                                    Continued
                                      PF-15