Form 10-Q
period 1997-06-01
HUNT MANUFACTURING CO
filed 1997-07-14
CIK 49146

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                            OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 June 1, 1997
                              ------------------------------------------------

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

As of July 8, 1997, there were outstanding 11,100,750 shares of the registrant's common stock.

                             HUNT MANUFACTURING CO.

                                      INDEX
                                                                            Page

PART I -          FINANCIAL INFORMATION

Item 1 -          Financial Statements


                  Condensed Consolidated Balance Sheets as of
                  June 1, 1997 and December 1, 1996                       3

                  Condensed Consolidated Statements of Operations -
                  Three Months and Six Months Ended June 1, 1997
                  and June 2, 1996                                        4

                  Condensed Consolidated Statements of Cash Flows -
                  Six Months Ended June 1, 1997 and June 2, 1996          5

                  Notes to Condensed Consolidated Financial
                  Statements                                            6 - 7

Item 2 -          Management's Discussion and Analysis of
                  Financial Condition and Results of Operations         8 - 13



PART II -         OTHER INFORMATION

Item 4 -          Submission of Matters to a Vote of Security Holders   14


Item 6 -          Exhibits and Reports on Form 8-K                      15


                  Signatures                                            16

                  Exhibit Index                                         17

                          Part I - FINANCIAL INFORMATION                  Page 3

Item 1.     Financial Statements
                             Hunt Manufacturing Co.
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)
                (In thousands except share and per share amounts)

                                                                           June 1,       December 1,
                                            ASSETS                          1997            1996
                                                                          ---------       ---------
Current assets:
     Cash and cash equivalents                                            $   4,587       $   1,528
     Accounts receivable, less allowance for doubtful
       accounts: 1997, $2,339 ; 1996, $1,809                                 43,999          48,912
     Inventories:
         Raw materials                                                       10,361          10,888
         Work in process                                                      4,240           4,839
         Finished goods                                                      15,831          19,664
                                                                          ---------       ---------
            Total inventories                                                30,432          35,391

     Deferred income taxes                                                   11,413           4,563
     Prepaid expenses and other current assets                                2,690           1,606
                                                                          ---------       ---------
              Total current assets                                           93,121          92,000

Property, plant and equipment, at cost, less
  accumulated depreciation and amortization:
  1997, $45,351; 1996, $53,938                                               50,381          52,711
Intangible assets, net                                                       33,814          24,977
Other assets                                                                  5,936           5,986
                                                                          ---------       ---------
                       Total assets                                       $ 183,252       $ 175,674
                                                                          =========       =========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt                                    $   1,746       $    --
     Accounts payable                                                        15,447          13,271
     Accrued expenses:
       Salaries, wages and commissions                                        3,384           5,284
       Income taxes                                                           6,173           3,770
       Insurance                                                              1,811           2,082
       Compensated absences                                                   2,238           2,145
       Restructuring                                                          6,343            --
       Other                                                                  9,992           7,123
                                                                          ---------       ---------
              Total current liabilities                                      47,134          33,675
Long-term debt, less current portion                                         62,675          64,559
Deferred income taxes                                                         4,229           4,704
Other non-current liabilities                                                12,436          10,056
Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.10 par value, authorized 1,000,000
       shares (including 50,000 shares of Series A Junior
       Participating Preferred); none issued                                   --              --
     Common stock, $.10 par value, 40,000,000 shares
       authorized; issued:  1997 and 1996 -16,152,322 shares                  1,615           1,615
     Capital in excess of par value                                           6,434           6,434
     Cumulative translation adjustment                                          239             894
     Retained earnings                                                      134,392         141,587
                                                                          ---------       ---------
                                                                            142,680         150,530
Less cost of treasury stock:
1997 - 5,055,822  shares; 1996 - 5,178,127 shares                           (85,902)        (87,850)
                                                                          ---------       ---------
                       Total stockholders' equity                            56,778          62,680
                                                                          ---------       ---------
                          Total liabilities and stockholders' equity      $ 183,252       $ 175,674
                                                                          =========       =========

     See accompanying notes to condensed consolidated financial statements.

                             Hunt Manufacturing Co.
                   Condensed Consolidated Statements of Income
                                   (Unaudited)
                     (In thousands except per share amounts)



                                                   Three Months Ended              Six Months Ended
                                               -------------------------      -------------------------

                                                 June 1,         June 2,        June 1,         June 2,
                                                  1997            1996           1997            1996
                                               ---------       ---------      ---------       ---------


Net sales                                      $  75,421       $  81,225      $ 152,023       $ 154,893

Cost of sales                                     50,738          51,145         98,957          98,025
                                               ---------       ---------      ---------       ---------


   Gross profit                                   24,683          30,080         53,066          56,868


Selling and shipping expenses                     14,873          15,895         29,389          30,054

Administrative and general
 expenses                                          8,666           7,686         17,982          14,709

Restructuring, impairment and other costs         10,913            --           10,475             354
                                               ---------       ---------      ---------       ---------


   (Loss) income from operations                  (9,769)          6,499         (4,780)         11,751


Interest expense                                   1,347           1,265          2,671           2,140

Other expense, net                                   213             194            207             214
                                               ---------       ---------      ---------       ---------

   (Loss) income before income taxes             (11,329)          5,040         (7,658)          9,397

(Benefit) provision for income taxes              (4,335)          1,767         (3,063)          3,298
                                               ---------       ---------      ---------       ---------


   Net (loss) income                           ($  6,994)      $   3,273      ($  4,595)      $   6,099
                                               =========       =========      =========       =========

Average shares of common
   stock outstanding                              11,055          10,968         11,031          11,954
                                               =========       =========      =========       =========


Net (loss) income per share                    ($   0.63)      $    0.30      ($   0.42)      $    0.51
                                               =========       =========      =========       =========

Dividends per common share                     $   0.095       $   0.095      $    0.19       $    0.19
                                               =========       =========      =========       =========

     See accompanying notes to condensed consolidated financial statements.

                                                                          Page 5
                             Hunt Manufacturing Co.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)



                                                                     Six Months Ended
                                                                 -----------------------
                                                                  June 1,        June 2,
                                                                   1997           1996
                                                                 --------       --------

Cash flows from operating activities:
Net (loss) income                                                $ (4,595)      $  6,099
Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
     Depreciation and amortization                                  4,588          4,689
     Deferred income taxes                                         (7,327)           (45)
     Loss on disposals of property, plant and equipment               131            451
     Gain on sale of businesses                                      (474)          --
     Provision (payments) for special charges, net                 16,244         (1,029)
     Issuance of stock under management incentive bonus
        and stock grant plans                                       1,109            241
     Changes in operating assets and liabilities, excluding
        effects of acquisition and divestitures                     7,548         (5,446)
                                                                 --------       --------
          Net cash provided by operating activities                17,224          4,960
                                                                 --------       --------

Cash flows from investing activities:
   Additions to property, plant and equipment                      (3,410)        (3,397)
   Proceeds from sale of businesses                                10,956           --
   Acquisition of business                                        (13,821)          --
   Other, net                                                          20           (413)
                                                                 --------       --------
         Net cash used in investing activities                     (6,255)        (3,810)
                                                                 --------       --------

Cash flows from financing activities:
   Proceeds from issuance of long-term debt                        13,000         76,200
   Payments on long-term debt, including current maturities       (19,147)        (1,968)
   Purchase of treasury stock                                        --          (86,550)
   Proceeds from exercise of stock options                            332             69
   Dividends paid                                                  (2,092)        (2,084)
   Other, net                                                          35            (39)
                                                                 --------       --------
         Net cash used in financing activities                     (7,872)       (14,372)
                                                                 --------       --------

Effect of exchange rate changes on cash                               (38)            62
                                                                 --------       --------

Net increase (decrease) in cash and cash equivalents                3,059        (13,160)

Cash and cash equivalents, beginning of period                      1,528         15,503
                                                                 --------       --------

Cash and cash equivalents, end of period                         $  4,587       $  2,343
                                                                 ========       ========



     See accompanying notes to condensed consolidated financial statements.

                             Hunt Manufacturing Co.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


1. The accompanying condensed consolidated financial statements and related notes are unaudited; however, in management's opinion all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position at June 1, 1997 and the results of operations and cash flows for the periods shown have been made. Such statements are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by generally accepted accounting principles or those normally made in Form 10-K.

2. The earnings per share are calculated based on the weighted average number of common shares outstanding. Shares issuable under outstanding stock option, stock grant and long-term incentive compensation plans are common stock equivalents, but are not used in computing earnings per share because the dilutive effect would be less than 3%; however, Exhibit 11 to this report sets forth the calculations of earnings per share amount on a primary and fully diluted per share basis.

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." The new statement replaces the "primary" and "fully diluted" calculations currently used with "basic earnings per share" which includes only actual shares outstanding and "diluted earnings per share" which includes the effect of any common stock equivalents or other items that dilute earnings per share. The new rules are effective for fiscal periods ending after December 15, 1997, with prior periods restated to comply with the new standards at that time. If the Statement had been effective for the second quarter and first half of fiscal 1997 and 1996, there would have been no significant change in earnings per share as presented in the Condensed Consolidated Statements of Operations and Exhibit 11 to this report.

3. In April, 1997, the Company announced a new strategy for growth and restructuring plan designed to restore higher sales growth, profitability and to reduce its cost structure. The cost reduction phase of the plan includes a significant reduction of the Company's stock keeping units ("SKU's") and major restructuring of its administrative and marketing and selling functions. In conjunction with the implementation of the growth and restructuring plan, the Company recorded a pre-tax charge to earnings of approximately $16.7 million in the second quarter of fiscal 1997. This amount is allocated as follows in the accompanying Condensed Consolidated Statements of Operations: $10.8 million to restructuring and other costs as further described below and $5.9 million to costs of sales related principally to inventory write downs and returns from the reduction in SKU's. Amounts included in restructuring and other costs in the accompanying Condensed Consolidated Statements of Operations represent cash and non-cash items of $5.0 million and $5.8 million, respectively, and include employee severance costs, lease obligations, and other costs related to the implementation of the growth and restructuring plan. Approximately $6.9 million of accrued cash items remain in the accompanying Condensed Consolidated Balance Sheet at June 2, 1997.

4. During the first quarter of fiscal 1997, the Company realized a net gain of $.5 million pre-tax, or $.03 per share after-tax, on the divestitures of its Lit-Ning business and its Hunt Data Products' MediaMate and Calise' brand products. The net gain is included in restructuring and other costs in the accompanying Condensed Consolidated Statements of Operations.

5. In the first half of fiscal 1996, the Company recorded a pre-tax charge of $.4 million, or $.02 per share after-tax, relating to the Company's fiscal 1995 decision to reorganize, and relocate and consolidate certain manufacturing and distribution operations. This pre-tax charge is included in restructuring and other costs for the fiscal 1996 first half in the accompanying Condensed Consolidated Statements of Operations. Approximately $ .6 million of accruals for organizational changes and relocations and consolidation of operations is included in liabilities at the end of the second quarter of fiscal 1997, which principally relates to future severance-related payments.

6. During the second quarter of fiscal 1997, the Company completed its previously announced acquisition of all of the stock of Sallmetall B. V., a Dutch company, for approximately $14 million and the assumption of debt of approximately $6 million. Sallmetall's operations involve the design and assembly of laminating equipment and related adhesive film coating manufacturing. Sallmetall had sales of approximately $21 million for its fiscal year ended December 31, 1996. The acquisition was accounted for under the purchase method of accounting and was financed with borrowings under the Company's existing credit facility and from internal cash generation. The purchase price allocation is based upon preliminary appraisal values and management's estimates and is subject to reclassifications and adjustments in the future. Sallmetall's net sales were $2.8 million for the second quarter of fiscal 1997, which are included under the art/craft business segment.

7. During the second quarter and first half of fiscal 1997, inventory quantities were reduced, resulting in a liquidation of certain LIFO inventories carried at lower costs prevailing in prior years. The effect of these reductions was to increase net income by $459, or $.02 per share, and $759, or $.04 per share, in the second quarter and first half of fiscal 1997, respectively.

                                                                          Page 8
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion includes certain forward-looking statements. Such forward-looking statements are subject to a number of factors, material risks and uncertainties, including those referred to herein and in the Company's Reports on Forms 10-K, 10-Q and 8-K and other filings with the Securities and Exchange Commission ("SEC"), which could cause actual results to differ materially from the forward-looking statements.

In April, 1997, the Company announced a new strategy for growth and restructuring plan designed to restore higher levels of sales growth, profitability and to reduce its cost structure. Reference is made to the Company's Form 8-K filed with the SEC on April 8, 1997 for further information concerning such plan. Management believes that the cost reduction portion of the growth and restructuring plan will result in annual cost savings of approximately $18.0 million. Such annual cost savings are expected to commence in fiscal 1998, with approximately $8.0 million to be realized in fiscal 1997. The cost savings will result primarily from a significant reduction of the Company's SKU's and from a major restructuring of its administrative and marketing and selling functions. Although the Company expects realization of such cost savings, there is no assurance that these savings will be achieved.

The Company's operating results for the second quarter and first half of fiscal 1997 include the effects of a pre-tax special charge of $16.7 million recorded in conjunction with the implementation of the growth and restructuring plan. The special charge includes employee severance costs, asset and inventory writedowns, recognition of future lease obligations, and other related costs. Approximately 42% of this special charge is for cash items, of which $6.9 million remains in the accompanying Condensed Consolidated Balance Sheet at June 2, 1997. The Company anticipates that the total charge relating to this growth and restructuring plan will range from $20 million to $23 million, or $1.08 to $1.25 per share after-tax. The remaining portion of the special charge is expected to be recognized over the balance of fiscal 1997. The special charge for the second quarter and first half of fiscal 1997 is included in the following categories in the Condensed Consolidated Statements of Operations (in thousands):
                                             Pre-Tax Dollar         After-Tax
                                                 Amount        Per Share Amount
                                             --------------    ----------------

Restructuring and other costs                 $10,818                $.60

Cost of sales                                   5,895                 .33
                                              -------                 ---

Total                                         $16,713                $.93


Other Developments
------------------

During the second quarter of fiscal 1997, the Company completed its previously announced acquisition of all of the stock of Sallmetall B. V., a Dutch company, for approximately $14 million and the assumption of debt of approximately $6 million. See Note 6 to Condensed Consolidated Financial Statements herein.

Sallmetall's operations involve the design and assembly of laminating equipment and related adhesive film coating manufacturing. Management believes that the acquisition of this business will further strengthen the Company's position as a leading global supplier of print finishing systems and expand its activity in the growing market for wide format short-run digital imaging.

In connection with the Company's strategic assessment, at the end of the first quarter of fiscal 1997 (on February 28, 1997), the Company sold its Lit-Ning Products business and its Hunt Data Products MediaMate and Calise brand products. The sales of these businesses resulted in a net pre-tax gain of $.5 million, or $.03 per share after-tax. The Condensed Consolidated Statements of Operations for the six months ended June 1, 1997 include the results of these businesses through the divestiture date. The combined sales of these business units were approximately $12 million and $24 million in the first half of fiscal 1997 and fiscal year 1996, respectively. The Company intends to divest certain other assets which do not fit with its new strategy, which may include divestiture of the Company's Bevis furniture operations.

Financial Condition
-------------------

The Company's working capital decreased to $46.0 million at the end of the second quarter of fiscal 1997 from $58.3 million at the end of fiscal 1996. The decrease was largely attributable to the Company's special charge related to its growth and restructuring plan previously discussed. The current ratio decreased to 2.0 at June 1, 1997 from 2.7 at December 1, 1996, and debt capitalization increased to 53% at the end of the second quarter of fiscal 1997 from 51% at the end of fiscal 1996 primarily attributable to the reduction in earnings as a result of the growth and restructuring plan special charge described above. Available cash balances were sufficient to fund additions to property, plant and equipment of $3.4 million, pay cash dividends of $2.1 million, reduce net long-term debt by $6.1 million, and to partially fund the acquisition of Sallmetall B. V. of $2.0 million.

Current assets decreased slightly to $93.1 million at the end of the second quarter of fiscal 1997 from $92.0 million at the end of fiscal 1996, largely as a net result of lower inventory and accounts receivable balances, offset by higher cash and cash equivalent balances and deferred income taxes. Inventories decreased from $35.4 million at December 1, 1996 to $30.4 million at June 1, 1997, due principally to the $5.9 million inventory write downs associated with the restructuring plan and to the business divestitures mentioned above. Accounts receivable decreased to $44.0 million at the end of the second quarter of fiscal 1997 from $48.9 million at the end of fiscal 1996 due to several factors, including lower sales for the second quarter of fiscal 1997 as compared with those for the fourth quarter of fiscal 1996, and to divestitures of businesses at the end of the first quarter of fiscal 1997. The $6.9 million increase in deferred income taxes was due to temporary differences between financial reporting purposes and income tax reporting purposes in connection with the restructuring charge.

Current liabilities increased to $47.1 million at the end of the second quarter of fiscal 1997 from $33.7 million at the end of fiscal 1996. This increase was largely attributable to the accrual associated with the restructuring charges recorded in the second quarter of fiscal 1997, as well as to accruals associated with the aforementioned business divestitures.

The effect of unfavorable currency exchange rates for the British pound sterling (the functional currency of the Company's U. K. operations) was the principal cause for the $.7 million decrease in the cumulative translation adjustment account in stockholders' equity.

Management believes that funds generated from operations, combined with the existing credit facility, will be sufficient to meet currently anticipated working capital and other capital and debt service requirements. Should the Company require additional funds, management believes that the Company could obtain them at competitive costs. Management currently expects that total 1997 expenditures for additions to property, plant and equipment to increase capacity and productivity will approximate $11.0 million, of which approximately $3.4 million has been expended through the first half of fiscal 1997.

Results of Operations
---------------------

Net Sales

Net sales of $75.4 million for the second quarter and $152.0 million for the first half of fiscal 1997 declined 7.1% and 1.9%, respectively, from the corresponding fiscal 1996 periods, largely due to the sale of the Lit-Ning and Hunt Data Products businesses at the end of the first quarter of fiscal 1997. Excluding the sales of the divested businesses, net sales were essentially unchanged for the second quarter of fiscal 1997 and grew 3.2% in the first half of fiscal 1997 when compared to the same periods in fiscal 1996. Net average selling prices increased 2.8% in the second quarter and 2.3% in the first half of fiscal 1997 from those in the same periods last year. Excluding the effect of currency exchange rate changes, net selling prices increases for the second quarter and first half of fiscal 1997 would have been 2.3% and 1.8%, respectively.

Art/craft products sales increased 9.3% to $45.4 million in the second quarter and 11.4% to $85.3 million in the first half of fiscal 1997 from the same periods in fiscal 1996. The increases in art/craft products sales were attributable to higher sales of presentation graphics products (up 16% in the second quarter and 17% in the first half of fiscal 1997), partially offset by lower sales of art supplies products (down 4% and 1%) and hobby/craft products (down 18% and 6%) in the second quarter and first half of fiscal 1997, respectively, compared to the same periods in fiscal 1996. The increases in presentation graphics products sales were largely due to higher sales of mounting and laminating equipment and supplies, which includes the sales of products of Sallmetall (acquired near the end of March, 1997) and to higher sales of substrates related products (i. e., foam board and other board products). Excluding the sales from the Sallmetall business, presentation graphics products sales grew 7% and 12% in the second quarter and first half of fiscal 1997, respectively. The decreases in art supplies products sales were due primarily to lower sales of fine art paper, X-Acto brand knives, and to lower sales of products targeted for discontinuation in connection with the product line rationalization and restructuring mentioned above, while the decreases in hobby/craft product sales were due largely to lower sales of products targeted for discontinuation. Export sales increased 6% in both the second quarter and first half of fiscal 1997 from the same periods in fiscal 1996. Foreign sales of art/craft products increased 34% in the second quarter and 29% in the first half of fiscal 1997 compared to the same periods in fiscal 1996, due primarily to higher sales of presentation graphics products in Europe, which include sales of products of Sallmetall and, to a lesser extent, to increases in the value of the British pound sterling. Excluding the effect of currency exchange rate changes and the sales of the Sallmetall business, foreign sales grew 3% and 10% in the second quarter and first half of fiscal 1997, respectively.

Office products sales decreased 24.3% to $30.1 million in the second quarter and decreased 14.8% to $66.7 million in the first half of fiscal 1997 compared to the same fiscal 1996 periods. These decreases were principally attributable to lower sales of desktop accessories and supplies (down 80% and 54%), mechanical and electromechanical products (down 12% and 5%), and office furniture (down 8% and 5%) in the second quarter and first half of fiscal 1997, respectively, compared to the same periods in fiscal 1996. The divested Lit-Ning and Hunt Data Products businesses largely accounted for the desktop accessories and supplies products sales decreases. The decreases in mechanical and electromechanical products sales were primarily attributable to lower sales of products targeted for discontinuation in connection with the product line rationalization and restructuring previously discussed. The office furniture sales decreases were due principally to lower sales of folding tables. Export sales of office products declined by 3% in the second quarter of fiscal 1997 and grew by 2% in the first half of fiscal 1997. The decrease in the second quarter was the result of lower sales in Canada.

Gross Profit
------------

The Company's gross profit percentage decreased to 32.7% of net sales in the second quarter of fiscal 1997 from 37.0% in the second quarter of fiscal 1996 and decreased to 34.9% in the first half of fiscal 1997 from 36.7% in the first half of fiscal 1996. These decreases were primarily the result of the $5.9 million special charge recorded in cost of sales in the second quarter of fiscal 1997 in connection with the Company's growth and restructuring plan previously discussed. Excluding the effect of this special charge, gross profit percentages for the second quarter and first half of fiscal 1997 would have been 40.5% and 38.8%, respectively. The improvements in gross profit percentages, before special charges, were due largely to inventory reductions, which resulted in a liquidation of certain LIFO inventories carried at lower costs prevailing in prior years, favorable product sales mix, net selling price increases, and, to some extent, realization of some cost savings stemming from the early stages of the restructuring plan implementation. Although the Company has realized recent selling price increases and stabilization of costs of some of its raw materials, management is uncertain if these conditions will continue.

Selling, Shipping, Administrative and General Expenses
------------------------------------------------------

Selling and shipping expenses, as a percentage of net sales, remained essentially unchanged in the second quarter and first half of fiscal 1997 compared to the same periods in fiscal 1996.

Administrative and general expenses increased $1.0 million, or 13%, in the second quarter and increased $3.3 million, or 22%, in the first half of fiscal 1997 compared to the prior year expense levels for the same periods. These increases were principally due to consulting fees related to assistance with the Company's strategic assessment of its operations ($1.0 million pre-tax, or $.06 per share after-tax) and to higher management incentive compensation expenses.

Restructuring and Other Costs
-----------------------------

In the second quarter of fiscal 1997, the Company recorded a pre-tax special charge of $16.7 million, or $.93 per share after-tax, in connection with its growth and restructuring plan (previously discussed), of which $10.8 million, or $.60 per share, is included in restructuring and other costs in the accompanying Condensed Consolidated Statements of Operations. The cash and non-cash portions of the restructuring and other costs represent $5.0 million and $5.8 million, respectively, and include employee severance costs, lease obligations, and other related costs. Expenditures for cash restructuring items are planned to be substantially expended over the balance of fiscal 1997. Additionally, in the first half of fiscal 1997, the Company realized a net gain on business divestitures of $.5 million pre-tax, or $.03 per share after-tax, discussed above.

In the first half of fiscal 1996, the Company recorded a pre-tax charge of $.4 million, or $.02 per share after-tax, relating to the Company's fiscal 1995 decision to relocate and consolidate certain manufacturing and distribution operations. Approximately $.6 million of accruals for organizational changes and relocation and consolidation of operations is included in liabilities at the end of the second quarter of fiscal 1997, which principally relates to future severance-related payments.

Interest Expense
----------------

Interest expense remained essentially unchanged for the second quarter of fiscal 1997 from the second quarter of fiscal 1996 and increased to $2.7 million in the first half of fiscal 1997 from $2.1 million in the first half of fiscal 1996. This increase was due to a higher average debt balance in the first half of fiscal 1997 as compared to the same period in fiscal 1996.

(Benefit) Provision for Income Taxes
------------------------------------

The Company recorded an income tax benefit of $4.3 million in the second quarter of fiscal 1997 due primarily to the restructuring charge recorded in the same period and the resolution of certain prior years' tax exposures. The Company's effective income tax rates, resulting from this tax benefit, were 38.2% and 40% for the second quarter and first half of fiscal 1997, respectively, compared to 35.1% for both the second quarter and first half of fiscal 1996.

New Accounting Standards
------------------------

SFAS No. 128, "Earnings Per Share", changes the manner in which earnings per share amounts are calculated and presented. See Note 2 to Condensed Consolidated Financial Statements herein.

                           Part II - OTHER INFORMATION


Item 4 - Submission of Matters to a Vote of Security Holders

(a) and (c)

                  The Company's Annual Meeting of Shareholders was held on April 16, 1997, and in connection therewith, proxies were solicited by management pursuant to Regulation 14 under the Securities Exchange Act of 1934. An aggregate of 10,996,454 shares of the Company's common stock ("Shares") were outstanding and entitled to vote at the meeting. At the meeting the following matters (not including ordinary procedural matters) were submitted to a vote of the holders of Shares, with the results indicated below:

1. Election of a class of three directors to serve until the Year 2000 Annual Meeting. The following persons, all of whom were serving as directors and were management's nominees for reelection, were reelected. There was no solicitation in opposition to such nominees. The tabulation of votes was as follows:


================================================================================
                                                          Withheld
          Nominee                 For           (including any broker nonvotes)
--------------------------------------------------------------------------------
Jack Farber                    9,988,182                   273,970
--------------------------------------------------------------------------------
Donald L. Thompson             9,870,746                   391,406
--------------------------------------------------------------------------------
Gordon A. MacInnes             9,867,828                   394,324
================================================================================

2. Approval of amendment of the Company's 1993 Stock Option and Stock Grant Plan. The amendment to the Company's 1993 Stock Option and Stock Grant Plan was approved. The tabulation of votes was as follows:


================================================================================
                                                          Abstentions
         For                  Against           (including any broker nonvotes)
--------------------------------------------------------------------------------
         6,873,495           2,402,200                      989,457
================================================================================

3. Ratification of appointment of independent auditors. The appointment of Coopers & Lybrand L.L.P. as the Company's independent auditors for fiscal 1997 was ratified. The tabulation of votes was as follows:


================================================================================
                                                          Abstentions
         For                    Against         (including any broker nonvotes)
--------------------------------------------------------------------------------
         10,228,344              8,654                      25,154
================================================================================

Item 6 -Exhibits and Reports on Form  8-K


(a) Exhibits

     10.  Amended and Restated 1993 Stock Option and Stock Grant Plan*

     11. Computation of Per Share Earnings

     27. Financial Data Schedule

(b) Reports on Form 8-K

          On March 28, 1997, the Company filed a Report on Form 8-K with the Securities and Exchange Commission, reporting, under Item 2 of said Report, the Company's acquisition of all of the outstanding stock of Sallmetall B.V., a Dutch company.

          On April 8, 1997, the Company filed a Report on Form 8-K with the Securities and Exchange Commission, reporting, under Item 5 of said Report, the adoption of the new strategy and restructuring plan.







----------
*Indicates a management contract or compensatory plan or arrangement.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             HUNT MANUFACTURING CO.


Date     July 14, 1997            By    /s/  William E. Chandler
    ----------------------          ----------------------------
                                    William E. Chandler
                                    Senior Vice President, Finance
                                    (Principal Financial and Accounting Officer)


Date     July 14, 1997            By    /s/  Donald L. Thompson
    ----------------------          ---------------------------
                                    Donald L. Thompson
                                    Chairman of the Board
                                    and Chief Executive Officer

                                  EXHIBIT INDEX


Exhibit 10   -  Amended and Restated 1993 Stock Option and Stock Grant Plan


Exhibit 11   -  Computation of Per Share Earnings


Exhibit 27   -  Financial Data Schedule