Form 10-Q
period 1997-08-31
HUNT MANUFACTURING CO
filed 1997-10-02
CIK 49146

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    August 31, 1997
                                  ---------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number                       1-8044
                      ----------------------------------------------------------

                             HUNT MANUFACTURING CO.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

     Pennsylvania                                                21-0481254
--------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

One Commerce Square 2005 Market Street, Philadelphia, PA           19103
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone no., including area code   (215) 656-0300
                                                  --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---    ---
As of October 1, 1997, there were outstanding 11,143,887 shares of the registrant's common stock.


                                                                                                         Page 2

                             HUNT MANUFACTURING CO.

                                      INDEX
                                                                                                          Page
                                                                                                          ----
PART I -          FINANCIAL INFORMATION
                  ---------------------

Item 1 -          Financial Statements
                  --------------------

                  Condensed Consolidated Balance Sheets as of
                  August 31, 1997 and December 1, 1996                                                      3

                  Condensed Consolidated Statements of Operations -
                  Three Months and Nine Months Ended August 31, 1997
                  and September 1, 1996                                                                     4

                  Condensed Consolidated Statements of Cash Flows -
                  Nine Months Ended August 31, 1997 and September 1, 1996                                   5

                  Notes to Condensed Consolidated Financial
                  Statements                                                                              6 - 8

Item 2 -          Management's Discussion and Analysis of
                  ---------------------------------------
                  Financial Condition and Results of Operations                                           9 - 14
                  ---------------------------------------------

PART II -         OTHER INFORMATION
                  -----------------

Item 6 -          Exhibits and Reports on Form 8-K                                                        15
                  --------------------------------

                  Signatures                                                                              16
                  ----------

                  Exhibit Index                                                                           17
                  -------------

                      Part I - FINANCIAL INFORMATION                 Page 3
                               ---------------------

Item 1.     Financial Statements
            --------------------

                             Hunt Manufacturing Co.
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)
                (In thousands except share and per share amounts)

                                                                              August 31,             December 1,
                                           ASSETS                                1997                    1996
                                                                            ------------            ------------
Current assets:
     Cash and cash equivalents                                              $      6,126            $      1,528
     Accounts receivable, less allowance for doubtful
       accounts: 1997, $2,231 ; 1996, $1,809                                      44,043                  48,912
     Inventories:
         Raw materials                                                            11,015                  10,888
         Work in process                                                           3,676                   4,839
         Finished goods                                                           14,760                  19,664
                                                                            ------------            ------------
            Total inventories                                                     29,451                  35,391

     Deferred income taxes                                                        10,758                   4,563
     Prepaid expenses and other current assets                                     2,194                   1,606
                                                                            ------------            ------------
              Total current assets                                                92,572                  92,000

Property, plant and equipment, at cost,
  less accumulated depreciation and amortization:
  1997, $45,600; 1996, $53,938                                                    48,821                  52,711
Intangible assets, net                                                            33,712                  24,977
Other assets                                                                       5,923                   5,986
                                                                            ------------            ------------
                       Total assets                                         $    181,028            $    175,674
                                                                            ============            ============
                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt                                      $      1,464            $          -
     Accounts payable                                                             14,077                  13,271
     Accrued expenses:
       Salaries, wages and commissions                                             4,922                   5,284
       Income taxes                                                                7,035                   3,770
       Insurance                                                                   2,342                   2,082
       Compensated absences                                                        2,362                   2,145
       Restructuring                                                               5,459                       -
       Other                                                                       9,071                   7,123
                                                                            ------------            ------------
              Total current liabilities                                           46,732                  33,675
Long-term debt, less current portion                                              57,811                  64,559
Deferred income taxes                                                              4,217                   4,704
Other non-current liabilities                                                     13,008                  10,056
Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.10 par value, authorized 1,000,000
       shares (including 50,000 shares of Series A Junior
       Participating Preferred); none issued                                           -                       -
     Common stock, $.10 par value, 40,000,000 shares
       authorized; issued:  1997 and 1996 -16,152,322 shares                       1,615                   1,615
     Capital in excess of par value                                                6,434                   6,434
     Cumulative translation adjustment                                              (188)                    894
     Retained earnings                                                           136,950                 141,587
                                                                            ------------            ------------
                                                                                 144,811                 150,530
Less cost of treasury stock:
1997 - 5,034,135 shares; 1996 - 5,178,127 shares                                 (85,551)                (87,850)
                                                                            ------------            ------------
                       Total stockholders' equity                                 59,260                  62,680
                                                                            ------------            ------------
                          Total liabilities and stockholders' equity        $    181,028            $    175,674
                                                                            ============            ============

     See accompanying notes to condensed consolidated financial statements.

                             Hunt Manufacturing Co.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
                     (In thousands except per share amounts)

                                                          Three Months Ended                 Nine Months Ended
                                                          ------------------                 -----------------

                                                       August 31,     September 1,       August 31,      September 1,
                                                         1997            1996               1997            1996
                                                       --------        --------           --------        --------
    Net sales                                           $81,112         $83,881           $233,135        $238,774

    Cost of sales                                        49,768          52,086            148,725         150,111
                                                       --------        --------           --------        --------

       Gross profit                                      31,344          31,795             84,410          88,663


    Selling and shipping expenses                        14,334          16,197             43,723          46,251

    Administrative and general
     expenses                                             9,483           9,012             27,465          23,721

    Restructuring, impairment and other costs               351               -             10,827             354
                                                       --------        --------           --------        --------

       Income from operations                             7,176           6,586              2,395          18,337


    Interest expense                                      1,300           1,384              3,971           3,524

    Other expense, net                                       37              62                244             276
                                                       --------        --------           --------        --------
       Income (loss) before income taxes                  5,839           5,140             (1,820)         14,537

    Provision (benefit) for income taxes                  2,335           1,739               (728)          5,037
                                                       --------        --------           --------        --------
       Income (loss) before extraordinary item            3,504           3,401             (1,092)          9,500

    Extraordinary loss on early extinguishment
       of debt (net of income tax benefit of $134)            -             251                  -             251
                                                       --------        --------           --------        --------
       Net income (loss)                                 $3,504          $3,150            ($1,092)         $9,249
                                                       ========        ========           ========        ========
    Average common and common
       equivalent shares outstanding                     11,669          11,118             11,450          11,816
                                                       ========        ========           ========        ========
    Net income (loss) per share                           $0.30           $0.28             ($0.10)          $0.78
                                                       ========        ========           ========        ========
    Dividends per common share                           $0.095          $0.095             $0.285          $0.285
                                                       ========        ========           ========        ========

     See accompanying notes to condensed consolidated financial statements.

                             Hunt Manufacturing Co.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                             Nine Months Ended
                                                                      -----------------------------
                                                                       August 31,        September 1,
                                                                           1997             1996
                                                                       -----------      ----------
Cash flows from operating activities:
Net (loss) income                                                      $    (1,092)     $    9,249
Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
     Depreciation and amortization                                           6,565           6,876
     Deferred income taxes                                                  (6,684)           (559)
     Loss on disposals of property, plant and equipment                        161             775
     Gain on sale of businesses                                               (474)              -
     Provision (payments) for special charges, net                          15,280          (1,271)
     Issuance of stock under management incentive bonus
        and stock grant plans                                                1,109             241
     Changes in operating assets and liabilities, excluding
        effects of acquisition and divestitures                             12,178          (6,703)
                                                                       -----------      ----------
          Net cash provided by operating activities                         27,043           8,608
                                                                       -----------      ----------
Cash flows from investing activities:
   Additions to property, plant and equipment                               (6,157)         (5,720)
   Proceeds from sale of businesses                                         10,956               -
   Acquisition of business                                                 (13,951)              -
   Other, net                                                                   19            (517)
                                                                       -----------      ----------
         Net cash used in investing activities                              (9,133)         (6,237)
                                                                       -----------      ----------
Cash flows from financing activities:
   Proceeds from issuance of debt                                           13,223         127,404
   Payments on long-term debt, including current maturities                (24,159)        (53,170)
   Purchase of treasury stock                                                    -         (86,550)
   Proceeds from exercise of stock options                                     793              94
   Dividends paid                                                           (3,147)         (3,126)
   Other, net                                                                  (47)            (47)
                                                                       -----------      ----------
         Net cash used in financing activities                             (13,337)        (15,395)
                                                                       -----------      ----------
Effect of exchange rate changes on cash                                         25             144
                                                                       -----------      ----------
Net increase (decrease) in cash and cash equivalents                         4,598         (12,880)

Cash and cash equivalents, beginning of period                               1,528          15,503
                                                                       -----------      ----------
Cash and cash equivalents, end of period                               $     6,126      $    2,623
                                                                       ===========      ==========

     See accompanying notes to condensed consolidated financial statements.

                             Hunt Manufacturing Co.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


1. The accompanying condensed consolidated financial statements and related notes are unaudited; however, in management's opinion all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position at August 31, 1997 and the results of operations and cash flows for the periods shown have been made. Such statements are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by generally accepted accounting principles or those normally made in Form 10-K.

2. The net income (loss) per share is calculated based on the weighted average number of common and common equivalent shares outstanding. Shares issuable under outstanding stock option, stock grant and long-term incentive compensation plans are common stock equivalents.

         In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." The new statement replaces the "primary" and "fully diluted" calculations currently used with "basic earnings per share" which includes only actual shares outstanding and "diluted earnings per share" which includes the effect of any common stock equivalents or other items that dilute earnings per share. The new rules are effective for fiscal periods ending after December 15, 1997, with prior periods restated to comply with the new standards at that time. Had the SFAS No. 128 provisions been required at August 31, 1997, the Company's earnings (loss) per share would approximate the pro-forma amounts below:

                                                                 Nine Months
                                        Third Quarter            Year-to-Date
                                        1997     1996            1997    1996
                                        ----     ----            ----    ----

Basic earnings (loss) per share         $.32     $.29           $(.10)   $.80

Diluted earnings (loss) per share       $.30     $.28           $(.10)   $.78


3. In April, 1997, the Company announced a new strategy for growth and restructuring plan. In conjunction with the implementation of the growth and restructuring plan, the Company recorded pre-tax charges to earnings of approximately $.4 million and $17.1 million in the third quarter and first nine months of fiscal 1997, respectively. The third quarter amount is included in restructuring and other costs in the accompanying Condensed Consolidated Statements of Operations. The first nine months amount is included in the accompanying Condensed Consolidated Statements of Operations as follows: $11.2 million to restructuring and other costs as further described below and $5.9 million to costs of sales related principally to inventory write downs and returns from the reduction in SKU's. The following table sets forth the details and the cumulative activity in the various accruals associated with the restructuring plan in the Condensed Consolidated Balance Sheets at August 31, 1997 (in thousands):

                              Accrual Balance         Current         Cash        Non-Cash        Accrual Balance
                              at June 1, 199         Provision     Reductions    Reductions      at August 31, 1997
                              --------------         ---------     ----------    ----------      ------------------

Restructuring                     $6,343               $130       $(1,014)            -                $5,459

PP&E, Inventory, and
   non-current liabilities         6,962                288           (10)         (463)                6,777
                                 -------                ---         -----         -----                 -----

Total                            $13,305               $418       $(1,024)        $(463)              $12,236


4. During the first quarter of fiscal 1997, the Company realized a net gain of $.5 million pre-tax, or $.03 per share after-tax, on the divestitures of its Lit-Ning business and its Hunt Data Products' MediaMate and Calise' brand products. The net gain is included in restructuring and other costs in the accompanying Condensed Consolidated Statements of Operations.

5. In the first half of fiscal 1996, the Company recorded a pre-tax charge of $.4 million, or $.02 per share after-tax, relating to the Company's fiscal 1995 decision to reorganize, and relocate and consolidate certain manufacturing and distribution operations. This pre-tax charge is included in restructuring and other costs for the first nine months of fiscal 1996 in the accompanying Condensed Consolidated Statements of Operations. Approximately $ .5 million of accruals for organizational changes and relocations and consolidation of operations is included in liabilities at the end of the third quarter of fiscal 1997, which principally relates to future severance-related payments.

6. During the second quarter of fiscal 1997, the Company completed its previously announced acquisition of all of the stock of Sallmetall B. V., a Dutch company, for approximately $14 million and the assumption of debt of approximately $6 million. Sallmetall's operations involve the design and assembly of laminating equipment and related adhesive film coating manufacturing. Sallmetall had sales of approximately $21 million for its fiscal year ended December 31, 1996. The acquisition was accounted for under the purchase method of accounting and was financed with borrowings under the Company's existing credit facility and from internal cash generation. The purchase price allocation is based upon preliminary appraisal values and management's estimates and is subject to reclassifications and adjustments in the future. Sallmetall's net sales were $3.8 million and $6.6 million for the third quarter and first nine months of fiscal 1997 (after date of acquisition), respectively, which are included within the art/craft business segment.

7. During the third quarter and first nine months of fiscal 1997, inventory quantities were reduced, resulting in a liquidation of certain LIFO inventories carried at lower costs prevailing in prior years. The effect of these reductions was to increase net income by $380, or $.02 per share, and $1,139, or $.06 per share, in the third quarter and first nine months of fiscal 1997, respectively.


8. The Company periodically enters into forward exchange contracts to hedge foreign currency transactions for periods generally consistent with its committed exposure. These transactions were not material in any of the periods presented in the condensed consolidated financial statements. As of August 31, 1997, there were no forward exchange contracts outstanding. Cash flows from hedges are classified in the statements of cash flows in the same category as the item being hedged. The Company does not hold or issue financial instruments for trading purposes.

Item 2.      Management's Discussion and Analysis of Financial Condition and
             ---------------------------------------------------------------
             Results of Operations
             ---------------------

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

In April, 1997, the Company initiated a new strategy for growth and restructuring plan. As a result, the Company's operating results for the third quarter and first nine months of fiscal 1997 include the effects of pre-tax special charges of approximately $.4 million and $17.1 million, respectively. The special charges include employee severance costs, asset and inventory writedowns, recognition of future lease obligations, and other related costs. Approximately 42% of the total special charges in the first nine months of fiscal 1997 are for cash items, of which $5.8 million remains in the accompanying Condensed Consolidated Balance Sheet at August 31, 1997. The Company anticipates that the total charge relating to this growth and restructuring plan will range from $20 million to $23 million pre-tax, or $1.03 to $1.21 per share after-tax. The remaining portion of the special charge is expected to be recognized in the fourth quarter of fiscal 1997.

Management believes that the cost reduction portion of the growth and restructuring plan will result in annual cost savings of approximately $18.0 million. Such annual cost savings are expected to commence in fiscal 1998, with approximately $7.4 million to be realized in fiscal 1997. Although the Company expects realization of such cost savings, there is no assurance that these savings will be achieved. Approximately $3.8 million of the 1997 savings was realized through the third quarter of fiscal 1997.

The special charges for the third quarter and first nine months of fiscal 1997 are included in the following categories in the Condensed Consolidated Statements of Operations (in thousands, except per share data):

                                          Pre-Tax Dollar                                   After-Tax
                                              Amount                                   Per Share Amount
                                          --------------                               ----------------
                                                          Nine Months                              Nine Months
                                     Third Quarter       Year-to-Date           Third Quarter     Year-to-Date
                                     -------------       ------------           -------------     ------------

Restructuring and other costs              $418             $11,236                  $.02               $.61

Cost of sales                               -                 5,895                    -                 .32
                                     ----------             -------                ------             ------

Total                                      $418             $17,131                  $.02               $.93


Other Developments
------------------

In connection with the Company's strategic assessment, at the end of the first quarter of fiscal 1997 (on February 28, 1997), the Company sold its Lit-Ning Products business and its Hunt Data Products MediaMate and Calise brand products. The sales of these businesses resulted in a net pre-tax gain of $.5 million, or $.03 per share after-tax. The Condensed Consolidated Statements of Operations for the nine months ended August 31, 1997 include the results of these businesses through the divestiture date. The combined sales of these business units were approximately $4 million and $16 million in the first nine months of fiscal 1997 and fiscal 1996, respectively. The Company is continuing to actively explore the divestiture of certain other assets which do not fit with its new strategy. The Company is currently in negotiations with a third party to sell its Bevis office furniture business. The Bevis business had revenues of $62 million in fiscal 1996.

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


Financial Condition
-------------------

The Company's working capital decreased to $45.8 million at the end of the third quarter of fiscal 1997 from $58.3 million at the end of fiscal 1996. The decrease was largely attributable to the Company's special charges related to its growth and restructuring plan previously discussed. The current ratio decreased to 2.0 at August 31, 1997 from 2.7 at December 1, 1996, primarily attributable to the reduction in earnings as a result of the growth and restructuring plan special charges described above. Debt capitalization decreased to 50% at the end of the third quarter of fiscal 1997 from 51% at the end of fiscal 1996. Available cash balances were sufficient during the first nine months of fiscal 1997 to fund additions to property, plant and equipment of $6.2 million, pay cash dividends of $3.1 million, reduce net long-term debt by $10.9 million, and to partially fund the acquisition of Sallmetall B. V. of $2.0 million.

Current assets increased slightly to $92.6 million at the end of the third quarter of fiscal 1997 from $92.0 million at the end of fiscal 1996, largely as a result of higher cash and cash equivalent balances and deferred income taxes offset by lower inventory and accounts receivable balances. Inventories decreased from $35.4 million at December 1, 1996 to $29.5 million at August 31, 1997, due principally to the $5.9 million inventory write downs associated with the restructuring plan and to the business divestitures mentioned above. Accounts receivable decreased to $44.0 million at the end of the third quarter of fiscal 1997 from $48.9 million at the end of fiscal 1996 due to several factors, including lower sales for the third quarter of fiscal 1997 as compared with those for the fourth quarter of fiscal 1996 and to divestitures of businesses at the end of the first quarter of fiscal 1997. The $6.2 million increase in deferred income taxes was due to temporary differences between reporting for financial and income tax purposes in connection with the restructuring charges.

Current liabilities increased to $46.7 million at the end of the third quarter of fiscal 1997 from $33.7 million at the end of fiscal 1996. This increase was largely attributable to the accrual associated with the restructuring charges recorded in the second and third quarters of fiscal 1997, accruals associated with the aforementioned business divestitures and accrued income taxes payable.

The effect of unfavorable currency exchange rates for the British pound sterling (the functional currency of the Company's U. K. operations) was the principal cause for the $1.1 million decrease in the cumulative translation adjustment account in stockholders' equity.

Management believes that funds generated from operations, combined with the existing credit facility, will be sufficient to meet currently anticipated working capital and other capital and debt service requirements. Should the Company require additional funds, management believes that the Company could obtain them at competitive costs. Management currently expects that total fiscal 1997 expenditures for additions to property, plant and equipment to increase capacity and productivity will approximate $10.0 million, of which approximately $6.2 million has been expended through the first nine months of fiscal 1997.

Results of Operations
---------------------

Net Sales
---------

Net sales of $81.1 million for the third quarter and $233.1 million for the first nine months of fiscal 1997 declined 3.3% and 2.4%, respectively, from the corresponding fiscal 1996 periods, largely due to the sale of the Lit-Ning and Hunt Data Products businesses at the end of the first quarter of fiscal 1997. Excluding the sales of the divested businesses, net sales would have increased 2.7% in the third quarter of fiscal 1997 and 3.0% in the first nine months of fiscal 1997 when compared to the same periods in fiscal 1996. Net average selling prices increased 1.5% in the third quarter and 2.0% in the first nine months of fiscal 1997 from those in the same periods last year. Excluding the effect of currency exchange rate changes, net selling prices increases for both the third quarter and first half of fiscal 1997 would have been 1.2%.

Art/craft products sales increased 7.1% to $44.6 million in the third quarter and 9.9% to $129.9 million in the first nine months of fiscal 1997 from the same periods in fiscal 1996.

The increases in art/craft products sales were attributable to higher sales of presentation graphics products (up 11% in the third quarter and 15% in the first nine months of fiscal 1997) and art supplies products (up 2% and essentially unchanged), partially offset by lower sales of hobby/craft products (down 8% and 7%) in the third quarter and first nine months of fiscal 1997, respectively, compared to the same periods in fiscal 1996. The increase in presentation graphics products sales in the third quarter of fiscal 1997 was due primarily to higher sales of mounting and laminating supplies, which includes sales of products of Sallmetall (acquired near the end of March, 1997) partially offset by lower sales of substrates related products (i.e., foam board and other board products). The increase in presentation graphics products sales in the first nine months of fiscal 1997 was largely due to higher sales of mounting and laminating equipment and supplies, which includes the sales of products of Sallmetall and to higher sales of substrates related products. Excluding the sales from the Sallmetall business, presentation graphics products sales would have decreased 2% and increased 7% in the third quarter and first nine months of fiscal 1997, respectively. The third quarter increase in art supplies products sales was due primarily to higher sales of X-Acto brand knives, partially offset by lower sales of products targeted for discontinuation in connection with the product line rationalization and restructuring mentioned above. The decreases in hobby/craft product sales were due largely to lower sales of products targeted for discontinuation. Export sales of art/craft products increased 28% and 2% in the third quarter and first nine months of fiscal 1997, respectively, from the same periods in fiscal 1996 due principally to higher sales in Latin America. Foreign sales of art/craft products increased 40% in the third quarter and 32% in the first nine months of fiscal 1997 compared to the same periods in fiscal 1996, due primarily to higher sales of presentation graphics products in Europe, which includes the sales of products of Sallmetall and, to a lesser extent, to increases in the value of the British pound sterling. Excluding the effect of currency exchange rate changes and the sales of the Sallmetall business, foreign sales would have decreased 2% in the third quarter and grown 5% in the first nine months of fiscal 1997.

Office products sales decreased 13.6% to $36.5 million in the third quarter and decreased 14.4% to $103.2 million in the first nine months of fiscal 1997 compared to the same fiscal 1996 periods. These decreases were principally attributable to lower sales of desktop accessories and supplies (down 78% and 61%), and office furniture (down 15% and 9%), partially offset by increased sales of mechanical and electromechanical products (up 10% and .3%), in the third quarter and first nine months of fiscal 1997, respectively, compared to the same periods in fiscal 1996. The divested Lit-Ning and Hunt Data Products businesses largely accounted for the desktop accessories and supplies products sales decreases. The office furniture sales decreases were due principally to lower sales of folding tables. The third quarter increase in mechanical and electromechanical products sales was primarily attributable to higher sales of electric sharpeners and the effects of large customer product returns in the third quarter of fiscal 1996. Export sales of office products increased by 8% and 4% in the third quarter and first nine months of fiscal 1997, respectively.

Gross Profit
------------

The Company's gross profit percentage increased to 38.6% of net sales in the third quarter of fiscal 1997 from 37.9% in the third quarter of fiscal 1996 and decreased to 36.2% in the first nine months of fiscal 1997 from 37.1% in the first nine months of fiscal 1996. The third quarter improvements in gross profit percentages were due largely to inventory reductions, which resulted in liquidations of certain LIFO inventories carried at lower costs prevailing in prior years, favorable product sales mix, net selling price increases, and, to some extent, realization of some cost savings stemming from the early stages of the restructuring plan implementation. The first nine months decrease was primarily the result of the $5.9 million special charge recorded in cost of sales in the second quarter of fiscal 1997 in connection with the Company's growth and restructuring plan previously discussed. Excluding the effect of this special charge, gross profit percentages for the first nine months of fiscal 1997 would have been 38.7%. Although the Company has realized recent selling price increases and stabilization of costs of some of its raw materials, management is uncertain if these conditions will continue.


Selling, Shipping, Administrative and General Expenses
------------------------------------------------------

Selling and shipping expenses, as a percentage of net sales, decreased to 17.7% and 18.8% for the third quarter and the first nine months of fiscal 1997, respectively, compared to the prior year expense levels of 19.3% and 19.4% for the same periods. The reduced percentage is due to lower field sales and shipping expenses as well as lower headcount resulting from the Company's growth and restructuring plan previously discussed.

Administrative and general expenses increased $0.5 million, or 5%, in the third quarter and increased $3.7 million, or 16%, in the first nine months of fiscal 1997 compared to the prior year expense levels for the same periods. The increase in the third quarter of fiscal 1997 was due primarily to the Sallmetall acquisition. The increase in the first nine months of fiscal 1997 was largely due to higher consulting fees primarily related to assistance with the Company's strategic assessment of its operations ($1.0 million pre-tax, or $.05 per share after-tax), the Sallmetall acquisition and to higher management incentive compensation expenses.

Restructuring and Other Costs
-----------------------------

The Company recorded special charges of $0.4 million pre-tax, or $.02 per share after-tax, and $17.1 million pre-tax, or $.93 per share after-tax, in connection with its previously announced growth and restructuring plan. Approximately $11.2 million pre-tax, or $.61 per share after-tax, of the first nine months of fiscal 1997 special charges are included in restructuring and other costs in the accompanying Condensed Consolidated Statements of Operations. The cash and non-cash portions of the special charges in the first nine months of fiscal 1997 represent $5.1 million and $6.1 million, respectively, and include employee severance costs, lease obligations, and other related costs. Expenditures for cash restructuring items are planned to be substantially expended during the fourth quarter of fiscal 1997 and with some carryover into fiscal 1998. Additionally, in the first nine months of fiscal 1997, the Company realized a net gain on business divestitures of $.5 million pre-tax, or $.03 per share after-tax, previously discussed.

In the first nine months of fiscal 1996, the Company recorded a pre-tax charge of $.4 million, or $.02 per share after-tax, relating to the Company's fiscal 1995 decision to relocate and consolidate certain manufacturing and distribution operations. Approximately $.5 million of accruals for organizational changes and relocation and consolidation of operations is included in liabilities at the end of the third quarter of fiscal 1997, which principally relates to future severance-related payments.

Interest Expense
----------------

Interest expense remained essentially unchanged for the third quarter of fiscal 1997 from the third quarter of fiscal 1996 and increased to $4.0 million in the first nine months of fiscal 1997 from $3.5 million in the first nine months of fiscal 1996. This increase was due to a higher average debt balance in the first nine months of fiscal 1997 as compared to the same period in fiscal 1996.

Provision (Benefit) for Income Taxes
------------------------------------

The Company recorded an income tax provision of $2.3 million in the third quarter of fiscal 1997 but incurred an income tax benefit of $.7 million for the first nine months of fiscal 1997 due primarily to the restructuring charge recorded in the second quarter. The Company's effective income tax rate was 40% for both the third quarter and first nine months of fiscal 1997, compared to 33.8% and 34.6% for comparable periods of fiscal 1996.

New Accounting Standards
------------------------

During 1997 the FASB issued SFAS No. 128, "Earnings Per Share," SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." All of these standards are effective in fiscal 1998. The Company is currently assessing the impact these new standards will have on its financial statements.

SFAS No. 128 changes the manner in which earnings per share amounts are calculated and presented. See Note 2 to Condensed Consolidated Financial Statements herein.

SFAS No. 130 requires that the components of comprehensive income be reported in the financial statements. SFAS No. 131 requires the reporting of segment information utilizing the approach that the Company uses to manage its internal organization. Also, SFAS 131 requires the reporting of segment information on a condensed basis for interim periods beginning in fiscal 1999.

Item 6 - Exhibits and Reports on Form  8-K
         ---------------------------------

(a) Exhibits
    --------

       10. Outside Directors' Compensation Package *

       11. Computation of Per Share Earnings

       27. Financial Data Schedule

(b) Reports on Form 8-K
    -------------------

       No reports on Form 8-K were filed during the quarter for which this report is filed.




-------------------

       *  Indicates a management contract or compensatory plan or arrangement.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             HUNT MANUFACTURING CO.


Date      October 2, 1997             By /s/  William E. Chandler
    ---------------------                ----------------------------
                                         William E. Chandler
                                         Senior Vice President, Finance
                                         (Principal Financial Officer)


Date      October 2, 1997             By /s/  Donald L. Thompson
    ---------------------                ---------------------------
                                         Donald L. Thompson
                                         Chairman of the Board
                                         and Chief Executive Officer


Date      October 2, 1997             By /s/  John Fanelli III
    ---------------------                -------------------------
                                         John Fanelli III
                                         Vice President, Corporate Controller
                                         (Principal Accounting Officer)

                                  EXHIBIT INDEX
                                  -------------


Exhibit 10   -  Outside Directors' Compensation Package
                ---------------------------------------

Exhibit 11   -  Computation of Per Share Earnings
                ---------------------------------

Exhibit 27   -  Financial Data Schedule
                -----------------------