Form 10-K
period 1997-11-30
HUNT CORP
filed 1998-02-27
CIK 49146

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended November 30, 1997

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ______ to ______.

For the fiscal year ended November 30, 1997           Commission File No. 1-8044

                                HUNT CORPORATION
                                  (Registrant)

        Pennsylvania                                    21-0481254
  ------------------------                    ---------------------------------
  (State of Incorporation)                    (IRS Employer Identification No.)

One Commerce Square, 2005 Market Street, Philadelphia, PA             19103-7085
---------------------------------------------------------             ----------
(Address of Principal Executive Offices)                              (Zip Code)

Registrant's telephone number, including area code:  (215) 656-0300

Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of Each Exchange
         Title of Each Class:                            on Which Registered:
         --------------------                            --------------------
Common Shares, par value $.10 per share                 New York Stock Exchange

Rights to Purchase Series A Junior                      New York Stock Exchange
  Participating Preferred Stock

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _____

The aggregate market value of the registrant's common shares (its only voting stock) held by non-affiliates of the registrant as of February 2, 1998 was approximately $232,000,000. (Reference is made to the final paragraph of Part I herein for a statement of the assumptions upon which this calculation is based.)

The number of shares of the registrant's common shares outstanding as of February 2, 1998 was 11,235,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant's 1998 definitive proxy statement relating to its scheduled April 1998 Annual Meeting of Shareholders (which proxy statement is expected to be filed with the Commission not later than 120 days after the end of the registrant's last fiscal year) are incorporated by reference into
Part III of this report.

Certain statements contained in this report are forward-looking statements. Such forward-looking statements represent management's assessment based upon information currently available, but are subject to risks and uncertainties which could cause actual results to differ materially from those set forth in the forward-looking statements. These risks and uncertainties include, but are not limited to, the Company's ability to successfully complete the implementation, and realize the anticipated growth and other benefits, of its strategic plan on a timely basis, the effect of general economic conditions, technological and other changes affecting the manufacture of and demand for the Company's products, competitive and other pressures in the market place, and other risks and uncertainties set forth in the Company's Forms 10-K, 10-Q and 8-K filings with the Securities and Exchange Commission.

                                     PART I

Item 1.  Business

General

Hunt Corporation (formerly Hunt Manufacturing Co.) and its subsidiaries (herein called the "Company", unless the context indicates otherwise) are primarily engaged in the manufacture and distribution of office products and art/craft products which the Company markets worldwide.

In April 1997, the Company announced its adoption of a new strategy for growth and restructuring plan (the "strategic plan") designed to restore higher levels of growth and profitability and to reduce the Company's cost structure. This plan resulted from a strategic assessment of the Company's business, conducted with the aid of outside consultants. The restructuring portion of the strategic plan has been substantially completed, resulting in a significant reduction in the Company's stock keeping units, rationalization of its manufacturing and warehouse facilities and a major restructuring of its administrative and marketing and selling functions, all of which management believes will generate approximately $18 million in annual savings commencing in fiscal 1998. The Company's operating results for fiscal 1997 include the effects of a pre-tax special charge of $26.8 million (approximately $18.5 million after taxes or, $1.61 per share) recorded in conjunction with the implementation of the strategic plan. The charge to restructuring includes employee severance costs, inventory writedowns and returns, fixed and intangible asset writedowns, recognition of future lease obligations, and other related costs.

In connection with the strategic plan, the Company has repositioned itself for growth by focusing on three core business areas: Graphics, which includes laminating equipment and supplies for the large format digital images; Substrates, which are products like foam board used for mounting images; and Consumer Products, which is a group of select BOSTON, X-ACTO and BIENFANG brand products. A comprehensive three-year growth plan for the Company's core business areas has been developed which establishes annual goals of consolidated revenue growth of 10 to 15 percent and earnings growth of 15 to 20 percent into the next century. However, there can be no assurance that such goals will be achieved. This revenue and earnings growth is expected to be driven, in large part, by increased focus on the Company's Graphics and Substrates products in the high-growth digital imaging, and sign and display markets, as well as by leveraging its brand strength in Consumer Products.

As part of the strategic plan, the Company sold its Lit-Ning Products business (desktop accessories and supplies), its Hunt Data Products' MediaMate and Calise' brand products (computer accessory products), and its Speedball brand art products during fiscal 1997. The divestiture of these businesses resulted in an aggregate net pre-tax gain of $3.7 million (approximately $2.5 million after taxes, or $.22 per share). The combined sales of these divested business units were approximately $11.5 million, $30.9 million and $34.3 million in fiscal years 1997 (through the various divestiture dates), 1996 and 1995, respectively. In addition, in mid-November 1997, the Company sold its Bevis office furniture business for approximately $45.1 million. The Company recorded an after-tax gain of $16.0 million, or $1.39 per share, on this sale. Bevis had sales of approximately $52.5 million in fiscal 1997 (through the date of divestiture), $62.2 million in fiscal 1996, and $59.1 million in fiscal 1995. This transaction represented the last major divestiture in the Company's strategic plan. The Bevis business is presented as a discontinued operation in the accompanying Consolidated Statements of Income and Notes to Consolidated Financial Statements. See Item 7 herein and Note 4 to the Notes to Consolidated Financial Statements herein for further information.

Business Segments

The following table sets forth the Company's net sales from continuing operations and income (loss) from continuing operations by business segment for the last three fiscal years:

                                        1997            1996           1995
                                        ----            ----           ----
                                                 (In thousands)
Net Sales:
      Office products                $  78,138       $  98,101      $ 103,100
      Art/Craft products               181,402         166,356        150,503
                                     ---------       ---------      ---------
      Total                          $ 259,540       $ 264,457      $ 253,603
                                     =========       =========      =========

Income (loss) from continuing
    operations:*
      Office products                $  (7,376)      $   2,352      $   1,432
      Art/Craft products                 7,680          24,435         21,678


----------------
* Includes a portion of the charge for the strategic plan of $26.8 million, of which $13.2 million and $13.4 million is reflected in the office products and art/craft products amounts, respectively, in fiscal 1997. Also includes a provision for organizational changes and relocation and consolidation of operations which reduced the office products income from continuing operations by $.4 million and $4.1 million in fiscal years 1996 and 1995, respectively, and reduced the art/craft products income from continuing operations by $1.2 million in fiscal 1995. See Items 6 and 7 herein and Note 19 to the Notes to Consolidated Financial Statements herein for further information concerning the Company's business segments (including information concerning identifiable assets).

Office Products

The Company has two major classes of office products: mechanical and electromechanical products and desktop accessories and supplies. The amounts and percentages of net sales from continuing operations of these product classes for the last three fiscal years were as follows:

                                  1997                        1996                       1995
                          ----------------------    ----------------------      ----------------------
                                                      (Dollars in thousands)
Product Class:
  Mechanical and
   electromechanical      $ 68,134           87%     $ 67,777           69%     $ 69,018           67%
  Desktop accessories
   and supplies             10,004           13        30,324           31        34,082           33
                          --------     --------      --------     --------      --------     --------

  Total                   $ 78,138          100%     $ 98,101          100%     $103,100          100%
                          ========     ========      ========     ========      ========     ========

The Company's mechanical and electromechanical office products currently consist of a variety of items sold under the Company's BOSTON brand, including: manual and electric pencil sharpeners; paper trimmers; spring clips used to hold sheets of paper; manual and electronic staplers; and other office supplies products. As part of the strategic plan, the Company divested some of its mechanical and electromechanical products, including paper punches and shredders. In 1996, the Company obtained the exclusive distribution rights in the United States and Canada for RAPID(1) manual and electric staplers which are included under the mechanical and electromechanical product class. After the divestitures of its Lit-Ning Products business and its Hunt Data Products' MediaMate and Calise' brand products in February 1997, the Company's desktop accessories and supplies currently consist of Schwan-STABILO(2) highlighter markers and writing instruments sold under an exclusive distribution agreement. The

----------
(1) Trademark of Isaberg AB.
(2) Trademark of Schwan-STABILO Schwanhausser GmbH & Co.

 combined sales of the divested Lit-Ning Products and Hunt Data Products' MediaMate and Calise' brand products for fiscal years 1997 (through the various divestiture dates), 1996 and 1995 were $4 million, $22.5 million and $25.6 million, respectively.

The Company consistently has sought to expand its office products business through internal product development, the acquisition of distribution rights to products which complement or extend the Company's established lines, the acquisition of complementary businesses and through broadened distribution. Examples of new office product introductions by the Company in recent years are:
BOSTON brand electronic staplers, grip and stand-up staplers, rotary paper trimmers, and electric and battery powered pencil sharpeners.

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

Art/Craft Products

The Company manufactures and distributes three major classes of art/craft products: presentation graphics products; art supplies; and hobby/craft products. The amounts and percentages of net sales from continuing operations of these three product classes for the last three fiscal years were as follows:

                                  1997                        1996                       1995
                          ----------------------    ----------------------      ----------------------
                                                      (Dollars in thousands)
Product Class:
  Presentation
    graphics       $137,299           76%     $121,339           73%     $104,271           69%
  Art supplies       26,315           14        26,492           16        26,610           18
  Hobby/craft        17,788           10        18,525           11        19,622           13
                   --------     --------      --------     --------      --------     --------
    Total          $181,402          100%     $166,356          100%     $150,503          100%
                   ========     ========      ========     ========      ========     ========

The Company's presentation graphics products are used largely by picture framers, graphic artists, display designers and photo laboratories, and include a range of substrates products consisting of: BIENFANG and CENTAFOAM foam boards (which constitute a significant portion, although less than 40%, of presentation graphics products) and BIENFANG project display boards; TECHMOUNT dry mount adhesive products; pressure sensitive and dry mount adhesive products sold under the SEAL brand, as well as under the COLORMOUNT, SEALEZE, PRINT GUARD, PRINT MOUNT and GARDIAN brand names; THERMASHIELD laminating films; an array of mounting and laminating equipment sold under the CLEAR TECH, SEALEZE, and IMAGE brand names; and specialty tapes and films supplied under various private brands. The Company's art supply products are used primarily by commercial and amateur artists, and include: commercial and fine art papers which the Company converts, finishes and sells under its BIENFANG brand name; various types of X-ACTO brand knives and blades; and CONTE(3) pastels, crayons and related drawing products, for which the Company is the exclusive United States and Canadian distributor. The Company's hobby/craft products generally are used by hobbyists and craft enthusiasts and include X-ACTO brand tools and kits and paint markers. In conjunction with the strategic plan, the Company sold its Speedball art brand products and divested other art/craft products during fiscal 1997. The sales of the divested Speedball brand art products for fiscal years 1997 (through the divestiture date), 1996 and 1995 were $7.5 million, $8.4 million and $8.7 million, respectively.

The Company consistently has sought to expand its art/craft business primarily through acquisitions of complementary businesses and of distribution rights to complementary products manufactured by others, through internal product development, and through broadened distribution. Major art/craft products introduced during the last several fiscal years include: SINGLE STEP adhesive

----------
(3) Trademark of Conte S. A.

coated BIENFANG foam board; BIENFANG project display boards; SHOWTIME portable display products; the X-ACTO X-2000 knife; IMAGE brand large format laminators; GARDIAN outdoor protective laminates and adhesives; PRINT MOUNT pressure sensitive adhesives; and THERMASHIELD laminating films. In 1993, the Company acquired IMAGE TECHNOLOGIES, Inc., a start-up company engaged in the development and production of large format laminators, which has allowed the Company to broaden its distribution into the digital imaging market.

In 1995, the Company acquired the Centafoam business, a United Kingdom manufacturer and marketers of a line of styrene-based foam board products, which has enabled the Company to be more competitive in international foam board markets, and has provided the Company with a base from which to build a rigid substrate business for sign and display markets in Europe.

In 1997, the Company acquired Sallmetall b.v., a Dutch company, whose operations involve the design and assembly of laminating equipment and related adhesive film coating manufacturing. This acquisition should further strengthen the Company's position as a leading global supplier of print finishing systems and expand its capacity in the growing market for wide format short-run digital imaging.

BIENFANG foam board has been particularly important as it has allowed the Company to penetrate the picture framing, sign, display and exhibit markets, yet it also holds wide appeal to the traditional customer groups in art supply, hobby/craft and office product markets. The success of foam board has been attributable, in significant part, to the Company's ability to offer the end-user a variety of value-added foam board products, such as colored or adhesive-coated foam board.

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

Sales and Marketing

General

The Company has over 10,000 active customers, the ten largest of which accounted for approximately 32% of its sales in fiscal 1997. Three of these ten largest customers were office products superstore chains. The largest single customer accounted for 6% of sales for that year. There is a continuing trend toward consolidation of wholesalers, dealers and superstores, particularly in the office products market. This has resulted in an increasing percentage of the Company's sales being attributable to a smaller number of customers with increased buying and bargaining power.

Because most of the Company's sales are made from inventory, the Company generally operates without a material backlog. The Company's sales generally are not subject to material seasonal fluctuations. See Note 18 to the Notes to Consolidated Financial Statements herein.

Domestic Operations

Domestic marketing of the Company's office products and art/craft products is effected principally through four separate sales forces, one each of consumer products, substrates, graphics, and mass market. The combined sales forces are comprised of over 30 company salespeople and over 160 independent manufacturers' representatives.

The Company maintains domestic distribution operations in Naugatuck, Connecticut and Sun Prairie, Wisconsin for art/craft products; and in Statesville, North Carolina for both office and art/craft products.

Foreign Operations

The Company distributes its products in more than 60 foreign markets through its own sales force of eight area sales managers and nine salespersons, and through over 20 independent sales agents and over 350 distributors.

Sales of office products and art/craft products represented approximately 47% and 53%, respectively, of the Company's export sales in fiscal 1997, with electrical and mechanical pencil sharpeners, X-ACTO brand knives and blades, BIENFANG paper and foam board products, and pressure sensitive and dry mount adhesive products accounting for the major portion of these sales.

Sales from foreign operations in Europe included principally presentation graphics products. See Note 19 to the Notes Consolidated Financial Statements herein for further information concerning the Company's foreign operations.

The Company maintains distribution operations in Ontario, Canada; Basildon, England; Raalte, Netherlands; and in Hong Kong.

Foreign operations are subject to the usual risks of doing business abroad, particularly currency fluctuations and foreign exchange controls. At the present time, the Company is experiencing some general softness in demand for its products in Asia, primarily as a result of the current economic situation there. Management is uncertain, at this point, as to the extent that the unsettled conditions in Asia will affect the Company's business in the future. See Item 7 herein. See also Note 1 to the Notes to Consolidated Financial Statements herein for information concerning hedging.

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

The Company customarily has more than one source of supply for its critical raw materials and component parts, and its businesses have not been materially hindered by shortages or increased prices of such items. Although the Company has realized stabilization of costs for its raw materials during fiscal 1997, management is uncertain if these conditions will continue in fiscal 1998. See
Item 7 herein.

Competition

The Company does not have any single competitor which offers substantially the same overall lines of either office products or art/craft products as the Company. However, competition in a number of areas of the Company's businesses, such as electric pencil sharpeners, staplers, and foam board, is substantial, and some of the Company's competitors are larger and have considerably greater financial resources than the Company.

Because of the fragmented nature of the office products and art/craft products businesses, the multiple markets served by the Company, and the absence of published market data, the Company generally is not able to determine with certainty its relative domestic or foreign market share for its various products. Nevertheless, the Company believes that it is among the leaders in domestic markets in a number of its products, including manual and electric pencil sharpeners; BIENFANG foam board products; presentation graphics materials and equipment; and X-ACTO brand knives and blades. The Company also believes that it is among the leaders in the United Kingdom picture framing and photomounting market for dry mounting products.

The Company considers product performance and brand recognition to be important competitive factors in its businesses, but competitive pricing and promotional discounts also have become increasingly important factors.

Trademarks, Patents and Licenses

The Company's business is not dependent, to a material extent, upon any patents. However, the Company regards its many trademarks as being of substantial value in the marketing of its various products. The following trademarks, some of which are mentioned in this report, are owned by the Company: ADEMCO-SEAL(TM), AQUASEAL(TM), BIENFANG(R), BOSTON(R), CENTAFOAM(TM), CLEAR TECH(R), COLORMOUNT(R),CLASSIC STANDUP STAPLER(TM), DELUXE STANDUP STAPLER(TM), FLOOR GUARD(TM), GARDIAN(R), GRIP STANDUP STAPLER(TM), IMAGE(R), JET GUARD(TM), PALM STANDUP STAPLER(TM), PAINTERS(R), PRINT GUARD(R), PRINT MOUNT(R), SEAL(R), SEALEZE(R), SHOWTIME(TM), SINGLE STEP(R), TECHMOUNT(R), THERMASHIELD(TM), X-2000(R) and X-ACTO(R).

As previously indicated, the Company also has been granted exclusive distribution rights in designated territories with respect to various products, including CONTE drawing products; Schwan-STABILO highlighter markers and writing instruments and RAPID manual and electric stapling machines. Such rights customarily are granted for limited periods, after which they expire or may be terminated at the option of the grantor. The Company's distribution rights generally are of limited duration (the longest usually not exceeding approximately seven years) and may be terminated or expire, in certain cases, with as little as approximately six months notice from the grantor of such rights. While the Company's business is not dependent upon any of these distribution rights (no line of such distributed products having accounted for as much as 3% of the Company's net sales in fiscal 1997), the loss of the right to market certain products could have an adverse effect on the Company's profitability.

Research and Development

During fiscal 1997, the Company spent approximately $3.3 million on Company-sponsored research and development, as compared with approximately $2.9 million in fiscal 1996 and $1.6 million in fiscal 1995.

Personnel

As of January 2, 1998, the Company had approximately 1,200 full-time employees. As a result of the implementation of the strategic plan, the Company's workforce was reduced by over 800 persons during fiscal 1997.

Environmental Matters

Prior to the Company's acquisition of Seal Products, Inc. ("Seal") from Bunzl plc in 1990, it was discovered that some hazardous waste materials had been stored at Seal's premises located in Naugatuck, Connecticut. In compliance with applicable state law, this environmental condition was reported to the Connecticut Department of Environmental Protection by Bunzl. Seal, which now is a subsidiary of the Company, may be partially responsible under law for the environmental conditions on the premises and any liabilities resulting therefrom. However, in connection with the Company's acquisition of Seal, Bunzl agreed to take responsibility for correcting such environmental conditions and to indemnify Seal and the Company for resulting liabilities, subject to certain limitations. Bunzl is continuing the process of remediating these environmental conditions. A substantial portion of the remediation has been completed, although testing is continuing.

The Company is also involved on a continuing basis in monitoring its compliance with environmental laws and in making capital and operating improvements necessary to comply with existing and anticipated environmental requirements. Despite its efforts, the Company has been cited for occasional violations or alleged violations of environmental laws or permits and on several occasions has been named as a potentially responsible party for remediation of sites. Expenses incurred by the Company to date relating to violations of and compliance with environmental laws and permits and site remediation have not been material. While it is impossible to predict with certainty, management currently does not foresee such expenses in the future as having a material effect on the Company's business, results of operations or financial condition. See Note 15 to the Notes to Consolidated Financial Statements herein.

Item 2.  Properties

The Company presently maintains its principal executive offices at One Commerce Square, 2005 Market Street, Philadelphia, PA 19103 in approximately 56,000 square feet of leased space under a sublease expiring in 2002. The following table sets forth information with respect to certain of the other facilities of the Company:

Industry                  Primary                                           Approximate              Owned or
segment                  function                   Location                   size                   leased
-------                  --------                   --------                -----------             ----------


Art/Craft              Manufacturing              Statesville,              219,000 sq.                 (1)
Products               & Offices                  NC                        ft. bldg.
                                                                            on 13 acres

                       Manufacturing,             Naugatuck,                86,000 sq.                Leased
                       Distribution,              CT                        ft. bldg.               (exp. 2000)
                       & Offices                                            on 15 acres

                       Manufacturing,             Basildon,                 64,000 sq.                Owned
                       Distribution,              England                   ft. in two
                       & Offices                                            bldgs. on
                                                                            3 acres

                       Manufacturing,             Raalte,                   90,000 sq.                  (2)
                       Distribution,              Netherlands               ft. in two
                       & Offices                                            bldgs. on
                                                                            3 acres



Office                 Manufacturing              Statesville,              218,000 sq.               Owned
Products               & Offices                  NC                        ft. bldg.
and Art/                                                                    on 16 acres
Craft
Products               Distribution               Statesville,              320,000 sq.               Leased
                       & Offices                  NC                        ft. bldg.               (exp. 2005)

                       Distribution               Ontario,                  59,000 sq.                Leased
                       & Offices                  Canada                    ft. bldg.               (exp. 2001)


----------
(1) A portion of this facility was financed by the issuance of industrial revenue bonds, due 2004, by the Iredell County Industrial Facilities and Pollution Control Financing Authority. The Authority retains title to the property and leases it to the Company for rental payments equal to principal and interest payments on the books. The Company has the option, subject to certain conditions, to purchase the property for a nominal consideration upon payment of the bonds.

(2) One of these buildings is 50% owned by the Company and 50% is leased from a third party with an expiration date of September, 1999. The Company has entered into an agreement to purchase the leased portion at the expiration date for 1.4 million Dutch guilders. The other building is entirely owned by the Company.

At present, the above facilities generally are believed to be adequately utilized and suitable for the Company's present needs.

Item 3.  Pending Legal Proceedings

The Company is not aware of any material pending legal proceedings involving the Company or its subsidiaries. See Note 15 to the Notes to Consolidated Financial Statements herein and Item 1-"Environmental Matters" herein.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year covered by this report.

Additional Information

The following information is furnished in this Part I pursuant to Instruction 3 to Item 401(b) of Regulation S-K:

Executive Officers of the Company

     Name                Age                     Position
     ----                ---                     --------

Donald L. Thompson       56           Chairman of the Board, President and
                                      Chief Executive Officer

John W. Carney           54           Vice President, General Manager
                                      Substrates

William E. Chandler      54           Senior Vice President, Finance;
                                      Chief Financial Officer, and
                                      Secretary

Spencer W. O'Meara       51           Executive Vice President, Hunt Products

W. Ernest Precious       56           Executive Vice President,
                                      Hunt Graphics

Eugene A. Stiefel        50           Vice President, Information Services

The executive officers of the Company customarily are elected annually by the Board of Directors to serve, at the pleasure of the Board, for a period of one year or until their successors are elected. All of the executive officers of the Company, except for Messrs. Thompson, and Stiefel, have served in varying executive capacities with the Company for over five years.

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

                                   ----------

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

                                   ----------


PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters

The Company's common shares are traded on the New York Stock Exchange (trading symbol "HUN"). The following table sets forth the high and low quarterly sales prices of the Company's common shares during the two most recent fiscal years (all as reported by The Wall Street Journal):

                              Fiscal Quarter
                                  1997
              -------------------------------------------
              First      Second      Third      Fourth
              -----      ------      -----      ------
High          $18 1/2    $19 1/8     $21 1/4    $23 15/16
Low            16 3/4     17 1/2      18 1/2     20 3/8

                            Fiscal Quarter
                                 1996
              First      Second      Third      Fourth
              -------------------------------------------
High          $17 1/2    $17 3/8     $16 5/8    $17 5/8
Low            13 5/8     15          12 3/4     14 1/2


See Note 14 to the Notes to Consolidated Financial Statements herein for information concerning certain Rights which were distributed by the Company to shareholders and which currently are deemed to be attached to the Company's common stock.

As of February 2, 1998, there were over 700 record holders of the Company's common shares, which number does not include shareholders whose shares were held in nominee name.

During the past two fiscal years, the Company has paid regular quarterly cash dividends on its common shares at the following rates per share: 1997 and 1996 - $.095 per quarter. Certain of the Company's credit agreements contain representations, warranties, covenants and conditions, the violation of which could result in restrictions on the Company's present and future ability to pay dividends. See Note 10 to the Notes to Consolidated Financial Statements herein.

During fiscal 1997, the Company issued from its Treasury an aggregate of 77,430 unregistered common shares as awards and grants under its long-term incentive compensation program. Registration of such shares was not required because their issuance did not involve a "sale" under Section 2(3) of the Securities Act of 1933, or, alternatively, their issuance was exempt pursuant to the private offering provisions of that Act and the rules thereunder.

Item 6.  Selected Financial Data

The following table contains selected financial data derived from the Company's audited Consolidated Financial Statements for each of the last five fiscal years. This data should be read in conjunction with the Company's Consolidated Financial Statements (and related notes) appearing elsewhere in this report and with Item 7 of this report.The following data is on a continuing operations basis.

                                                              Year Ended
                           ----------------------------------------------------------------------------------
                           Nov. 30,            Dec. 1,          Dec. 3,            Nov. 27,          Nov. 28,
                           1997 (1)            1996(2)          1995(3)              1994              1993
                           --------            -------          -------              ----              ----
                                                      (In thousands, except per share data)

Net sales                  $ 259,540         $ 264,457         $ 253,603          $ 236,488        $ 211,917

Income (loss) from
 continuing
 operations                   (6,062)           10,473            11,897             15,056           12,528

Income (loss) from
 continuing
 operations per
 common share                   (.53)              .89               .74                .92              .77

Total assets                 209,522           175,674           182,810            173,385          156,317

Long-term debt                54,096            64,559             3,559              3,559            3,003

Cash dividends
 declared per share              .38               .38               .38                .36              .35

----------
(1) In fiscal 1997, the Company recorded a charge for the strategic plan of approximately $18.5 million after taxes, or $.1.61 per share, and other related costs of $2.2 million after-taxes, or $19 per share, and recorded a net gain on sales of divested businesses (excluding the discontinued business) of $2.5 million after taxes, or $.22 per share.

(2) In fiscal 1996, the Company recorded a charge for anticipated costs related to the relocation and consolidation of certain manufacturing and distribution operations to income from continuing operations of approximately $.3 million after taxes, or $.02 per share.

(3) In fiscal 1995, the Company recorded a charge for anticipated costs relating to organizational changes and relocation and consolidation of operations to income from operations of approximately $3.5 million after taxes, or $.22 per share.

Item 7.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

Certain statements contained in this report are forward-looking statements. Such forward-looking statements represent management's assessment based upon information currently available, but are subject to risks and uncertainties which could cause actual results to differ materially from those set forth in the forward-looking statements. These risks and uncertainties include, but are not limited to, the Company's ability to successfully complete the implementation, and realize the anticipated growth and other benefits, of its strategic plan on a timely basis, the effect of general economic conditions, technological and other changes affecting the manufacture of and demand for the Company's products, competitive and other pressures in the market place, and other risks and uncertainties set forth herein and in the Company's Forms 10-Q and 8-K filings with the Securities and Exchange Commission.

         Results of Operations

                  In April 1997, the Company announced its adoption of a new strategy for growth and restructuring plan (the "strategic plan") designed to restore higher levels of sales growth, profitability and to reduce its cost structure. This plan resulted from a strategic assessment of the Company's business conducted with the aid of outside consultants. The cost reduction portion of the strategic plan resulted in cost savings of approximately $7.3 million in fiscal 1997 and management believes will result in annual cost savings of approximately $18.0 million commencing in fiscal 1998 .The cost savings are expected to result primarily from a significant reduction of the Company's stock keeping units ("SKUs"), the rationalization of manufacturing and warehouse facilities and from a major restructuring of its administrative and marketing and selling functions, most of which actions were accomplished during fiscal 1997. Over 250 positions (not including 550 positions from the divestiture of businesses described below) were eliminated in connection with the restructuring plan. Although the Company expects realization of such future cost savings, there is no assurance that they will be achieved. (See Note 3 to the Notes to Consolidated Financial Statements.)

                  The Company's operating results for fiscal 1997 include the effects of a pre-tax special charge of $26.8 million (approximately $18.5 million after taxes, or $1.61 per share) recorded in conjunction with the implementation of the strategic plan. The charge to restructuring includes employee severance costs ($4.1 million), inventory writedowns and returns ($8.2 million), fixed and intangible asset writedowns ($7.9 million), recognition of future lease obligations ($3.3 million), and other related costs. Approximately 49% of this special charge is for cash items, of which $11.0 million remains accrued in the accompanying Consolidated Balance Sheet at November 30, 1997. The special charge to earnings for fiscal 1997 is included in the following categories in the accompanying Consolidated Statements of Income (in thousands, except per share data):

                                Pre-Tax Dollar            After-Tax
                                    Amount            Per Share Amount
                                --------------        ----------------

Restructuring                       $18,627                $1.12

Cost of  Sales                        8,204                  .49
                                    -------                -----

                                    $26,831                $1.61
                                    =======                =====

                  In late March 1997, the Company acquired all of the stock of Sallmetall b.v., a Dutch company, for approximately $14 million and the assumption of debt of approximately $6 million. (See Note 5 to the Notes to Consolidated Financial Statements.) Sallmetall's operations involve the design and assembly of laminating equipment and related adhesive film coating manufacturing. Management believes that the acquisition of this business will further strengthen the Company's position as a leading global supplier of print finishing systems and expand its activity in the growing market for wide format short-run digital imaging.

                  In connection with the Company's strategic plan, during fiscal 1997 the Company sold its Lit-Ning Products business (desktop accessories and supplies), its Hunt Data Products' MediaMate and Calise' brand products (computer accessory products), and its Speedball brand art products. These divestitures resulted in an aggregate net pre-tax gain of $3.7 million (approximately $2.5 million after taxes, or $.22 per share). The combined sales of these business units were approximately $11.5 million, $30.9 million and $34.3 million in fiscal years 1997 (through the various divestiture dates), 1996 and 1995, respectively.

                  In addition, in mid-November 1997, the Company sold its Bevis office furniture business for $45.1 million. The Company recorded an after-tax gain of $16.0 million, or $1.39 per share, on this sale. Bevis had sales of approximately $52.5 million in fiscal 1997 (through the date of divestiture), $62.2 million in fiscal 1996, and $59.1 million in fiscal 1995. This transaction completed the Company's planned significant divestitures and represented the last major divestiture in the Company's strategic plan. The Bevis business is presented as a discontinued operation in the accompanying Consolidated Statements of Income and Notes to Consolidated Financial Statements. (See Note 4 to the Notes to Consolidated Financial Statements.) The following discussion is on a continuing operations basis.

                  As a result of the above divestitures, including the discontinued business, an aggregate of approximately $100 million of revenue on an annualized basis and related profit will not be available to the Company going forward. Management believes a critical part of the strategic plan is to offset these revenue and earnings losses through increased focus on the Company's Graphics and Substrates products in the high-growth digital imaging, and sign and display markets, through leveraging of the Company's brand strength in consumer products, from internal new product development and through acquisitions. Also, management believes improved manufacturing processes, rationalization of distribution facilities, and savings in administrative, marketing and selling support areas will help offset these losses.

         Comparison of Fiscal 1997 vs. 1996

                  Net Sales. Net sales from continuing operations decreased 1.9% to $259.5 million in fiscal 1997 from $264.5 million in fiscal 1996 largely due to the divestitures of the Lit-Ning, Hunt Data Products and Speedball brand products businesses and, to a lesser extent, to lower sales of other products rationalized during fiscal 1997. Excluding the divested businesses, net sales of retained businesses would have increased 6.2 % over fiscal 1996. Net average selling prices increased 2.2% in fiscal 1997. Excluding the effect of currency exchange rate changes, net selling price increases would have been 1.4%.

                  Art/craft products sales of $181.4 million for fiscal 1997 increased 9% from fiscal 1996 sales of $166.4 million. This increase was attributable to higher sales of presentation graphics products (up 13%), partially offset by lower sales of hobby/craft products (down 4%) and art supplies products (down .7%). The increase in presentation graphics products sales was due primarily to higher sales of mounting and laminating supplies, which included sales of products of Sallmetall (acquired near the end of March
1997) and to higher sales of substrates related products (i.e., foam board and other board products). Excluding the sales from the Sallmetall business, presentation graphics products sales would have increased approximately 4%. The decreases in hobby/craft and art supplies products were due largely to lower sales of products targeted for rationalization and to the divestiture of the Speedball brand art products. Export sales of art/craft products were essentially unchanged in fiscal 1997 from a year ago. Foreign sales of art/craft products increased 31% in fiscal 1997 over fiscal 1996, due largely to higher sales of presentation graphics products in Europe, which includes the sales of products of Sallmetall and, to a lesser extent, to increases in the value of the British pound sterling. Excluding the effect of currency exchange rate changes and the sales of the Sallmetall business, foreign sales would have decreased approximately 4% in fiscal 1997 as compared to fiscal 1996. The Company recently has experienced some general softness in demand for its products in Asia, primarily as a result of the current economic situation there. Management is uncertain as to the extent that the unsettled conditions in Asia will affect the Company's business in the future.

                  Office products sales decreased 20.3% to $78.1 million in fiscal 1997 from $98.1 million in fiscal 1996. This decrease was principally attributable to lower sales of desktop accessories and supplies (down 67%) while sales of mechanical and electromechanical products remained essentially unchanged. The divested Lit-Ning and Hunt Data Products businesses largely accounted for the decrease in desktop accessories and supplies in fiscal 1997. The increase in mechanical and electromechanical products sales was primarily attributable to higher sales of electric and manual pencil sharpeners (increased distribution) and staplers (new products), partially offset by lower sales of products targeted for rationalization. Export sales of office products decreased 1.4% in fiscal 1997 as compared to fiscal 1996, primarily due to lower sales in Canada, resulting principally from the decrease in the value of the Canadian dollar.

                  Gross Profit. The Company's gross profit margin decreased to 36.3% of net sales in fiscal 1997 from 38.3% in fiscal 1996. The decrease was primarily the result of the $8.2 million special charge recorded in cost of sales in fiscal 1997 in connection with the Company's strategic plan previously discussed. Excluding the effect of this special charge, the gross profit percentage for fiscal 1997 would have been 39.4%. The improvement in gross profit percentage, before special charges, was largely attributable to inventory reductions, which resulted in liquidation of certain LIFO inventories carried at lower costs prevailing in prior years ($2.6 million), favorable product mix, net selling price increases, and to some extent, realization of some cost savings stemming from the restructuring plan implementation. The gross profit percentages for foreign sales were 26.4% (27.2% excluding the effect of special charges) in fiscal 1997, 26.7% in fiscal 1996 and 28.5% in fiscal 1995. Although the Company has realized selling price increases and stabilization of costs for some of its raw materials, management is uncertain if these conditions will continue.

                  Selling, Shipping, Administrative, and General Expenses. Selling and shipping expenses decreased to 18.8% of net sales in fiscal 1997 from 19.4% in fiscal 1996, principally due to lower promotion expenses, lower shipping and distribution costs and reductions in personnel resulting from implementation of the Company's strategic plan. Although the Company has experienced lower freight and distribution costs in fiscal 1997, management expects these costs to increase during fiscal 1998 and is pursuing process changes to help mitigate these anticipated cost increases.

                  Administrative and general expenses increased $4.1 million, or 13.9%, in fiscal 1997 from the previous year. The increase was largely due to higher consulting fees primarily related to the Company's strategic assessment of its operations ($1.2 million pre-tax, or $.07 per share after-tax) and to the Sallmetall acquisition.

                  Restructuring and Other. The Company recorded pre-tax special charges of $26.8 million (approximately $18.5 million after-taxes, or $1.61 per share), in connection with the Company's strategic plan previously discussed. Approximately $18.6 million pre-tax, or $1.12 per share after-tax, of the fiscal 1997 special charges are included in restructuring and other in the accompanying Consolidated Statements of Income. The cash and non-cash portions of the special charges in fiscal 1997 represent $10.6 million and $8.0 million, respectively, and include employee severance costs ($4.1 million), fixed and intangible asset writedowns ($7.9 million), lease obligations ($3.3 million), and other related costs. In addition, during fiscal 1997, the Company realized a net gain on business divestitures of $3.7 million pre-tax, or $.22 per share after-tax, as discussed earlier. (See Note 3 to the Notes to Consolidated Financial Statements.)

                  During fiscal 1996, the Company recorded a pre-tax charge of $.4 million, or $.02 per share after-tax, relating to the Company's fiscal 1995 decision to relocate and consolidate certain manufacturing and distribution operations.

                  Interest Expense. Interest expense increased to $4.9 million in fiscal 1997 from $4.6 million in fiscal 1996 due to higher average debt borrowings in fiscal 1997.

                  Interest Income. Interest income increased $.2 million in fiscal 1997 from fiscal 1996 due to higher average cash balances as a result of the business divestitures discussed above.

                  Other Income and Expenses. Other expense, net, increased $.9 million in fiscal 1997 from fiscal 1996 due principally to a gain on sale of certain distribution rights in fiscal 1996.

                  Provision for Income Taxes. The Company realized an income tax benefit of $2.7 million in fiscal 1997 relating to the loss from continuing operations resulting primarily from the restructuring charge previously mentioned. The Company's effective tax rate was a 31.0% benefit for fiscal 1997 and a 33.7% provision in fiscal 1996. (See Note 11 to the Notes to Consolidated Financial Statements.)

         Comparison of Fiscal 1996 vs. 1995


         The Company's 1996 fiscal year comprised 52 weeks, compared to 53 weeks for fiscal 1995.

                  Net Sales. Net sales from continuing operations increased 4.3% to $264.5 million in fiscal 1996 from $253.6 million in fiscal 1995 primarily as a result of higher unit volume, particularly from new products, and from average selling price increases of approximately 2.6%.

                  Art/craft products sales increased 10.5% to $166.4 million in fiscal 1996 from $150.5 million in fiscal 1995. This increase was led by higher sales of presentation graphics products (up 16%), partially offset by lower sales of hobby/craft products (down 6%). Art supplies products sales were essentially unchanged in fiscal 1996 when compared to fiscal 1995. The increase in presentation graphics products sales was largely attributable to higher sales of mounting and laminating products (e.g., Seal and Image Series brand mounting and laminating equipment; and Bienfang brand foam board and project display boards). The decrease in hobby/craft products sales was due principally to lower sales of Accent Mats brand pre-cut framing mats, craft products, and X-Acto brand knives and tool sets. Export sales of art/craft products were essentially unchanged in fiscal 1996 from fiscal 1995. Foreign sales of art/craft products continued to increase substantially, growing 27.5% in 1996 compared to fiscal 1995. This increase was primarily due to higher sales of presentation graphics products in Europe, which included sales of products manufactured by the Company's Centafoam operation (acquired in late April, 1995). Excluding the sales of the Centafoam operation, foreign sales grew 17% in fiscal 1996.

                  Office products sales decreased 4.9% in fiscal 1996 to $98.1 million from $103.1 million in fiscal 1995 as a net result of lower sales of desktop accessories and supplies (down 11%) and lower mechanical and electromechanical products sales (down 2%). The sales decrease in desktop accessories and supplies was largely due to lower sales of MediaMate computer accessory products and lower sales of Lit-Ning brand metal desk organizing products. The sales decrease in mechanical and electromechanical products was principally attributable to lower sales of electric and manual pencil sharpeners and paper shredders, partially offset by higher sales of staplers, which were due principally to sales of Rapid brand manual and high quality electric staplers (the distribution rights to which in the United States and Canada were obtained during the latter part of fiscal 1996). The sales decrease in desktop accessories and supplies was due to a combination of factors: lower consumer demand for certain products, and lost distribution at some of the Company's large retail customers. Export sales of office products grew 35.1% in fiscal 1996 compared to fiscal 1995, primarily as a result of higher sales in Canada, Latin America (particularly Mexico), and Australia.

                  Gross Profit. The Company's gross profit margin decreased slightly to 38.3% of net sales in fiscal 1996 from 38.6% in fiscal 1995. The decrease was largely the net result of higher customer rebates and returns, partially offset by higher selling prices and lower raw material costs. The gross profit percentages for foreign sales were 26.7% in fiscal 1996 and 28.5% in fiscal 1995.

                  Selling, Shipping, Administrative, and General Expenses. Selling and shipping expenses increased slightly to 19.4% of net sales in fiscal 1996 from 19.3% in fiscal 1995. This increase was largely the net result of higher shipping and distribution costs, primarily from higher freight expenses and marketing administrative expenses, partially offset by lower field sales related expenses, such as promotions.

                  Administrative and general expenses increased $4.2 million, or 16.3%, in fiscal 1996 over the previous year. This increase was principally the result of a charge related to incentive compensation arrangements from the hiring in 1996 of a new Chief Executive Officer ($1.6 million, or $.09 per share after-tax) and to costs associated with issuance of stock grants to certain employees ($.6 million, or $.04 per share after-tax).

                  Restructuring and Other. During the first quarter of fiscal 1996, the Company recorded a pre-tax charge of $.4 million, or $.02 per share after-tax, relating to the Company's fiscal 1995 decision to relocate and consolidate certain manufacturing and distribution operations. In fiscal 1995, the Company recorded a provision for organizational changes of $5.3 million (approximately $3.5 million after income taxes, or $.22 per share) for costs incurred in connection with the resignation and replacement of the Company's Chairman and Chief Executive Officer and other organizational changes.

                  Interest Expense. Interest expense increased to $4.6 million in fiscal 1996 from $.1 million in fiscal 1995 due to significant borrowings under various debt arrangements. (See Note 10 to the Notes to Consolidated Financial Statements.)

                  Other Income and Expenses. Other income, net, of $52,000 in fiscal 1996 was primarily due to a gain on the sale of certain distribution rights.

                  Provision for Income Taxes. The Company's effective tax rate decreased to 33.7 % in fiscal 1996 from 34.4% in fiscal 1995 as a result of several factors, including resolution of certain prior years' tax exposures.

                  Extraordinary Item. During the third quarter of fiscal 1996, the Company placed $50 million of senior notes with several insurance companies, the proceeds of which were used to repay the outstanding balance of the Company's term loan and part of its revolving credit facility. As a result, the Company recorded an after-tax loss of $.3 million, or $.02 per share, for early extinguishment of debt which has been reflected in the accompanying Consolidated Statements of Income as an extraordinary item.


         Financial Condition

                  The Company's working capital increased to $66.2 million at the end of fiscal 1997 from $58.3 million at the end of fiscal 1996, largely as a result of the net cash proceeds received from its fiscal 1997 business divestitures, partially offset by the costs related to the strategic plan previously discussed. The Company's debt/capitalization percentage decreased to approximately 43% at the end of fiscal 1997 from 51% at the end of fiscal 1996 as a net result of the reduction of long-term debt and the reduction in earnings from the strategic plan special charge discussed above. Net cash flow of $38.2 million, provided by operating activities in fiscal 1997 combined with available cash balances, were sufficient during fiscal 1997 to fund additions to property, plant, and equipment of $11.8 million, to pay cash dividends of $4.2 million, to reduce debt by $14.0 million, net, and to fund a portion ($2.0 million) of the purchase price of the Sallmetall acquisition.

                  The Company's current assets increased to $130.3 million at the end of fiscal 1997 from $92.0 million at the end of fiscal 1996, primarily as a result of a $63.9 million increase in cash and cash equivalents and to higher deferred income taxes, partially offset by lower accounts receivable and inventory balances. The increase in cash and cash equivalents was largely due to the business divestitures previously discussed. Accounts receivable decreased to $33.6 million at the end of fiscal 1997 from $48.9 million at fiscal 1996 year-end as a result of the business divestitures, improved accounts receivable aging and lower sales in the last month of fiscal 1997 compared to those at the end of fiscal 1996, partially offset by the Sallmetall acquisition. The decrease in inventories from $35.4 million at fiscal 1996 year-end to $20.2 million at the end of fiscal 1997 was principally attributable to the $8.2 million of inventory writedowns associated with the strategic plan and to the business divestitures. The $4.5 million increase in deferred income taxes was due to temporary differences between reporting for financial and income tax purposes in connection with the restructuring special charges.

                  The net decrease in non-current assets of $4.5 million was due largely to the results of the business divestitures and the restructuring plan, partially offset by the Sallmetall acquisition.

                  Current liabilities of $64.1 million at the end of fiscal 1997 increased from $33.7 million at the end of fiscal 1996. This increase was largely due to accruals associated with the restructuring, accruals associated with business divestitures, higher income taxes payable resulting from the sale of the Bevis office furniture business and to cash book overdraft balances at the end of fiscal 1997.

                  Other non-current liabilities increased to $13.1 million at the end of fiscal 1997 from $10.1 million at the end of fiscal 1996 due to several factors, including the accrual associated with the restructuring special charges and to accrued incentive compensation, partially offset by a decrease in pension liability due to the sale of the Bevis business.

                  The effect of unfavorable currency exchange rates for the Dutch Guilder (the functional currency of the Company's Holland operations) was the principal cause for a $.6 million decrease in the cumulative translation adjustment account in stockholders' equity.

                  Management believes that funds generated from operations, combined with the existing credit facility, will be sufficient to meet currently anticipated working capital and other capital and debt service requirements. (See Note 10 to the Notes to Consolidated Financial Statements.) Should the Company require additional funds, management believes that the Company could obtain them at competitive costs.

         Readiness for Year 2000

                  The Company has taken actions to understand the nature and extent of the work required to make its systems and infrastructure Year 2000 compliant. The Company began work several years ago to prepare its financial, information and other computer-based systems for the Year 2000, including replacing and/or updating existing legacy systems. The Company continues to evaluate the estimated future costs associated with these efforts based on actual experience but does not currently anticipate that such costs will have a material impact on the Company's results of operations or financial position. The Company also is in the process of initiating formal communications with its significant suppliers and customers to determine the extent to which the Company might be impacted by those third parties' failure to be Year 2000 compliant.

         New Accounting Standards

                  In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS No.128 simplifies the standards for computing earnings per share by replacing the "primary" and "fully diluted" calculations currently used with "basic earnings per share" which includes only actual shares outstanding and "diluted earnings per share" which includes the effect of any common stock equivalents or other items that dilute earnings per share. SFAS No. 128 is effective for fiscal periods ending after December 15, 1997, with prior year periods restated to comply with the new standards at that time. (See Note 2 to the Notes to Consolidated Financial Statements.)

                  In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income and its components in the financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company is in the process of determining its preferred display format. The adoption of SFAS No. 130 is not expected to have any impact on the Company's consolidated results of operations, financial position or cash flows.

                  In June 1997, the FASB also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997. Financial statement disclosures for prior periods are required to be restated. The Company is in the process of evaluating the disclosure requirements. The adoption of SFAS No. 131 is not expected to have any impact on the consolidated results of operations, financial position or cash flows.

                  Statement of Position ("SOP") 96-1, "Environmental Remediation Liabilities," provides guidance on specific accounting issues that are present in the recognition, measurement, display and disclosure of environmental remediation liabilities. SOP 96-1 is effective for fiscal years beginning after December 15, 1996. Accordingly, the Company will adopt SOP 96-1 during fiscal 1998. Management believes that the adoption of this statement will not have a material impact on its results of operations or financial position.

         Environmental Matters

                  The Company is involved, on a continuing basis, in monitoring its compliance with environmental laws and in making capital and operating improvements necessary to comply with existing and anticipated environmental requirements. Despite its efforts, the Company has been cited for occasional violations or alleged violations of environmental laws or permits and on several occasions has been named a potentially responsible party for the remediation of sites. Expenses incurred by the Company for all years presented in the accompanying consolidated financial statements relating to violations of and compliance with environmental laws and permits and site remediation have not been material. While it is impossible to predict with certainty, management currently does not foresee such expenses in the future as having a material effect on the Company's business, results of operations, or financial condition. (See Note 15 to the Notes to Consolidated Financial Statements.)

Item 8.  Financial Statements and Supplementary Data

                  The Financial Statements and supplementary financial information listed in the index appearing under Item 14(a) 1 & 2 herein, together with the report of Coopers & Lybrand L.L.P. thereon, are set forth below.

                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors
and Shareholders of
Hunt Corporation


We have audited the consolidated financial statements and the financial statement schedule of Hunt Corporation (formerly Hunt Manufacturing Co.) and Subsidiaries listed in the index on page 20 of this Form 10-K. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hunt Corporation and Subsidiaries as of November 30, 1997 and December 1, 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended November 30, 1997, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included herein.






COOPERS & LYBRAND L.L.P.

2400 Eleven Penn Center
Philadelphia, Pennsylvania
January 28, 1998

                        HUNT CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    for the fiscal years 1997, 1996 and 1995
                     (In thousands except per share amounts)


                                                                                  1997                1996                  1995
                                                                               (52 weeks)          (52 weeks)            (53 weeks)
                                                                               ------------        ------------         ------------

Net sales                                                                       $ 259,540            $ 264,457            $ 253,603

Cost of sales                                                                     165,396              163,175              155,784
                                                                                ---------            ---------            ---------

         Gross profit                                                              94,144              101,282               97,819

Selling and shipping expenses                                                      48,903               51,191               48,903

Administrative and general expenses                                                33,825               29,710               25,545

Restructuring and other                                                            14,973                  354                5,342
                                                                                ---------            ---------            ---------

          Income (loss)  from operations                                           (3,557)              20,027               18,029

Interest expense (less $139, $336,
       and $229 capitalized in 1997,
       1996 and 1995, respectively)                                                (4,920)              (4,586)                (333)

Interest income                                                                       538                  301                  571

Other (expense) income, net                                                          (852)                  52                 (116)
                                                                                ---------            ---------            ---------

          Income (loss) from continuing operations before
            income taxes and extraordinary item                                    (8,791)              15,794               18,151

Provision (benefit) for income taxes                                               (2,729)               5,321                6,254
                                                                                ---------            ---------            ---------

          Income (loss) from continuing operations before
           extraordinary item                                                      (6,062)              10,473               11,897

Discontinued operations:
         Income from discontinued business,
         net of  income taxes of $2,276, $2,731 and $2,056
          in 1997, 1996 and 1995, respectively                                      4,153                4,746                3,438

        Gain on disposal of discontinued business,
         net of income taxes of $9,031                                             15,961                 --                   --

Extraordinary loss on early extinguishment
         of debt, net of income tax benefit of $134                                  --                   (251)                --

                                                                                ---------            ---------            ---------

        Net income                                                              $  14,052            $  14,968            $  15,335
                                                                                =========            =========            =========

Average shares of common and common
      equivalent shares                                                            11,511               11,677               16,175
                                                                                =========            =========            =========

Earnings (loss) per common share:
        Income (loss) from continuing operations                                $    (.53)           $     .89            $     .74
        Income from discontinued operations                                           .36                  .41                  .21
        Gain on disposal of discontinued business                                    1.39                 --                   --
        Extraordinary loss on early extinguishment of debt                           --                   (.02)                --
                                                                                ---------            ---------            ---------
        Net income per share                                                    $    1.22            $    1.28            $     .95
                                                                                =========            =========            =========

          See accompanying notes to consolidated financial statements.

                        HUNT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                     November 30, 1997 and December 1, 1996
                (In thousands except share and per share amounts)

                    ASSETS                                             1997                   1996
                                                                     ------------        ------------
Current assets:
     Cash and cash equivalents                                       $  65,449            $   1,528
     Accounts receivable, less allowance for doubtful
       accounts: 1997 - $1,842 ; 1996 - $1,809                          33,565               48,912
     Inventories                                                        20,152               35,391
     Deferred income taxes                                               9,107                4,563
     Prepaid expenses and other current assets                           2,051                1,606
                                                                     ---------            ---------

         Total current assets                                          130,324               92,000

Property, plant and equipment, at cost, less
  accumulated depreciation and amortization                             42,973               52,711

Excess of acquisition cost over net assets
  acquired, less accumulated amortization                               26,906               18,239

Intangible assets, net                                                   2,587                6,738
Other assets                                                             6,732                5,986
                                                                     ---------            ---------

                  TOTAL  ASSETS                                      $ 209,522            $ 175,674
                                                                     =========            =========

                 LIABILITIES

Current liabilities:
     Current portion of debt                                         $   2,203                 --
     Accounts payable                                                   11,120            $  13,271
     Accrued expenses:
       Salaries, wages and commissions                                   4,675                5,284
       Income taxes                                                     14,089                3,770
       Insurance                                                         1,891                2,082
       Compensated absences                                              2,116                2,145
       Restructuring                                                     9,385                  851
       Other                                                            18,633                6,272
                                                                     ---------            ---------

         Total current liabilities                                      64,112               33,675

Long-term debt, less current portion                                    54,096               64,559
Deferred income taxes                                                    3,527                4,704
Other non-current liabilities                                           13,126               10,056
Commitments and contingencies

                 STOCKHOLDERS' EQUITY

Capital Stock:
     Preferred, $.10 par value, authorized 1,000,000
       shares (including 50,000 shares of Series A Junior
       Participating Preferred); none issued                              --                   --

     Common, $.10 par value, authorized 40,000,000 shares;
       issued:  1997 and 1996 -16,152,322 shares                         1,615                1,615

Capital in excess of par value                                           6,434                6,434
Cumulative translation adjustment                                          275                  894
Retained earnings                                                      151,093              141,587
     Less cost of treasury stock:
     1997 - 4,985,224 shares; 1996 - 5,178,127 shares                  (84,756)             (87,850)
                                                                     ---------            ---------

                  Total stockholders' equity                            74,661               62,680
                                                                     ---------            ---------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $ 209,522            $ 175,674
                                                                     =========            =========

          See accompanying notes to consolidated financial statements.

                        HUNT CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    for the fiscal years 1997, 1996 and 1995
                (In thousands except share and per share amounts)


                                                                    Common Stock         Capital in    Cumulative
                                                               -----------------------    Excess of    Translation    Retained
                                                               Issued        Treasury     Par Value    Adjustments    Earnings
                                                               -------     -----------   -----------   ------------   --------
Balances, November 27, 1994 (issued 16,130,068
  shares; treasury 29,945 shares)                              $  1,613      $   (475)     $  6,217     $   (639)     $122,518

Net income                                                                                                              15,335
Cash dividends on common stock ($.38 per share)                                                                         (6,081)
Translation adjustments                                                                                     (344)
Purchase of treasury stock (204,900 shares)                                    (2,853)
Exercise of stock options (issued 8,044 shares;
   treasury 70,580 shares, net of shares received
   as payment upon exercise)                                          1         1,168            55                      (562)
Issuance of stock grants (issued 14,210 shares;
   treasury  5,106 shares)                                            1            71           162                         6
                                                               --------      --------      --------     --------      --------

Balances, December 3, 1995 (issued 16,152,322
  shares; treasury 159,159 shares)                                1,615        (2,089)        6,434         (983)      131,216

Net income                                                                                                              14,968
Cash dividends on common stock ($.38 per share)                                                                         (4,168)
Translation adjustments                                                                                    1,877
Purchase of treasury stock (5,104,543 shares )                                (86,550)
Exercise of stock options (treasury 71,190 shares, net of
   shares received as payment upon exercise)                                      561                                     (442)
Issuance of stock grants (treasury 14,385 shares)                                 228                                       13
                                                               --------      --------      --------     --------      --------

Balances, December 1, 1996 (issued 16,152,322
  shares; treasury 5,178,127 shares)                              1,615       (87,850)        6,434          894       141,587

Net income                                                                                                              14,052
Cash dividends on common stock ($.38 per share)                                                                         (4,204)
Translation adjustments                                                                                     (619)
Exercise of stock options (treasury 115,473 shares, net of
   shares received as payment upon exercise)                                    1,863                                    (220)
Issuance of stock grants (treasury 77,430 shares)                               1,231                                    (122)
                                                               --------      --------      --------     --------      --------

Balances, November 30, 1997 (issued 16,152,322
  shares; treasury 4,985,224 shares)                           $  1,615      $(84,756)     $  6,434     $    275      $151,093
                                                               ========      ========      ========     ========      ========


          See accompanying notes to consolidated financial statements.

                        HUNT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    for the fiscal years 1997, 1996 and 1995
                                 (in thousands)


                                                                            1997              1996               1995
                                                                         ---------          ---------          --------
Cash flows from operating activities:
Net income                                                               $  14,052          $  14,968          $  15,335
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                           9,085              9,170              8,758
     Provision for inventory obsolescence                                    1,040              2,216              1,778
     Provision for doubtful accounts                                           786                655                916
     Extraordinary loss on early extinguishment of debt                       --                  251               --
     Deferred income taxes                                                  (5,721)               559                410
     Loss on disposal of property, plant and equipment                          32                633                184
     Gain on sale of businesses                                            (28,678)              --                 --
     Provision (payments) for special charges                               23,781             (1,305)             4,109
     Issuance of stock under management incentive bonus
       and stock grant plans                                                 1,110                241                240
     Changes in operating assets and liabilities, net of
        acquisition of businesses:
          Accounts receivable                                               11,166             (6,921)              (705)
          Inventories                                                        6,631             (1,139)            (4,332)
          Prepaid expenses and other current assets                            540                684                 44
          Accounts payable                                                  (3,594)             2,257                529
          Accrued expenses                                                   8,623              1,763             (2,240)
          Other non-current assets and liabilities                            (652)             1,559             (1,660)
                                                                         ---------          ---------          ---------

          Net cash provided by operating activities                         38,201             25,591             23,366
                                                                         ---------          ---------          ---------

Cash flows from investing activities:
   Additions to property, plant and equipment                              (11,787)            (7,504)            (9,523)
   Proceeds from the sale of businesses                                     63,771               --                 --
   Acquisition of businesses                                               (13,928)              --               (2,919)
   Other, net                                                                  355               (684)              (667)
                                                                         ---------          ---------          ---------

         Net cash provided by (used for) investing activities               38,411             (8,188)           (13,109)
                                                                         ---------          ---------          ---------

Cash flows from financing activities:
   Proceeds from additional borrowings                                      13,326            127,404                930
   Payments of debt, including current maturities                          (27,325)           (67,170)            (1,167)
   Book overdrafts                                                           3,755               --                 --
   Purchases of treasury stock                                                --              (86,550)            (2,853)
   Payments of debt issuance costs                                            --               (1,134)              --
   Proceeds from exercise of stock options                                   1,643                119                662
   Dividends paid                                                           (4,204)            (4,168)            (6,081)
   Other, net                                                                  (66)               (36)               (20)
                                                                         ---------          ---------          ---------

         Net cash used for  financing activities                           (12,871)           (31,535)            (8,529)
                                                                         ---------          ---------          ---------

Effect of exchange rate changes on cash and cash equivalents                   180                157                (32)
                                                                         ---------          ---------          ---------

Net increase (decrease) in cash and cash equivalents                        63,921            (13,975)             1,696

Cash and cash equivalents, beginning of year                                 1,528             15,503             13,807
                                                                         ---------          ---------          ---------

Cash and cash equivalents, end of year                                   $  65,449          $   1,528          $  15,503
                                                                         =========          =========          =========


          See accompanying notes to consolidated financial statements.

                        HUNT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (In thousands except share and per share amounts)

                                      -----

1.       Summary of Significant Accounting Policies:

         Basis of Presentation:
         The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. Significant intercompany accounts and transactions have been eliminated. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company's fiscal year ends on the Sunday nearest the end of November. Fiscal year 1997 ended November 30, 1997; fiscal year 1996 ended December 1, 1996; fiscal year 1995 ended December 3, 1995. Fiscal years 1997 and 1996 comprised 52 weeks; fiscal year 1995 comprised 53 weeks.

         As a result of the Company's sale of its Bevis office furniture business, the Bevis operation is reflected as a discontinued operation in the accompanying Consolidated Statements of Income and certain prior year amounts have been reclassified to reflect discontinued operations as described in Note 4 to the Consolidated Financial Statements.

         Cash and Cash Equivalents:

         The Company considers all highly liquid temporary cash investments purchased with a maturity of three months or less to be cash equivalents. The Company's cash management program utilizes zero balance accounts. Accordingly, all book overdraft balances have been reclassified to other accrued liabilities in the accompanying Consolidated Balance Sheets and amounted to $3.8 million at November 30, 1997.

         Revenue Recognition:

         Revenue is recognized when products are shipped and title has passed to the customer.

         Inventories:

         Inventories are valued at the lower of cost or market. Cost is determined by the last-in, first-out ("LIFO") method for 51% and 58% of the inventories in 1997 and 1996, respectively. Cost of the remaining inventories is determined using the first-in, first-out ("FIFO") method. The Company uses the FIFO method of inventory valuation for certain businesses because the related products and operations are separate and distinct from the Company's other businesses.

         Property, Plant and Equipment:

         Expenditures for additions and improvements to property, plant and equipment are capitalized, and normal repairs and maintenance are charged to expense as incurred. The related cost and accumulated depreciation of depreciable assets disposed of are eliminated from the accounts, and any profit or loss is reflected in other expense, net. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying value of the asset.

1.       Summary of Significant Accounting Policies (continued):

         Excess of Acquisition Cost Over Net Assets Acquired and Other Intangible Assets:

         Excess of acquisition cost over net assets acquired relates principally to the Company's acquisitions of X-Acto (1981), the Graphic Arts Group of Bunzl plc (1990), Centafoam (1995) and Sallmetall (1997). The Company's policy is to record an impairment loss against the net unamortized excess of acquisition cost over net assets acquired and net other intangible assets in the period when it is determined that the carrying amount of the net assets may not be recoverable. The Company performs this evaluation on a quarterly basis. This determination includes evaluation of factors such as current market value, future asset utilization, business climate and future net cash flows (undiscounted and without interest) expected to result from the use of the net assets.

         Depreciation and Amortization:

         Depreciation for financial reporting purposes is computed using the straight-line method over the estimated useful life of the asset as follows: buildings, 12 to 40 years; machinery and equipment, 3 to 12 years; and leasehold improvements over the lease term. Depreciation for tax purposes is computed principally using accelerated methods. The excess of acquisition cost over net assets acquired is amortized on a straight-line basis over periods ranging from 20 to 40 years. The costs of other intangible assets are amortized on a straight-line basis over their respective estimated useful lives, ranging from five to 30 years. Amortization of assets under capital leases which contain purchase options is provided over the assets' useful lives. Other capital leases are amortized over the terms of the related leases or asset lives, if shorter.

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

         Income Taxes:

         Income tax expense (benefit) is based on pre-tax financial accounting income (loss). Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts.

         Hedging:

         Derivative financial instruments are used to hedge risk caused by fluctuating currency. The Company periodically enters into forward exchange contracts to hedge foreign currency transactions for periods generally consistent with its committed exposure. These transactions were not material in any of the years presented in the consolidated financial statements. As of November 30, 1997, there were no forward exchange contracts outstanding. Cash flows from hedges are classified in the consolidated statements of cash flows in the same category as the item being hedged. The Company does not hold or issue financial instruments for trading purposes.

         Earnings (Loss) Per Share:

         Earnings (loss) per share are calculated based on the weighted average number of common shares and common stock equivalents outstanding. Shares issuable under outstanding stock option, stock grant and long-term incentive compensation plans are common stock equivalents.

1.       Summary of Significant Accounting Policies (continued):

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

         Stock-Based Compensation Plans:

         The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), and related interpretations in accounting for its stock-based compensation. The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," which was effective in fiscal 1997. SFAS No. 123 provides the option either to continue the Company's current method of accounting for stock-based compensation or to adopt the fair value method of accounting. The Company elected to continue accounting for stock-based compensation under APB No. 25.

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

2.       New  Accounting Standards:

         In February 1997, the FASB issued SFAS No. 128, "Earnings per Share." SFAS 128 simplifies the standards for computing earnings per share by replacing the "primary" and "fully diluted" calculations currently used with "basic earnings per share" which includes only actual shares outstanding and "diluted earnings per share" which includes the effect of any common stock equivalents or other items that dilute earnings per share. SFAS No. 128 is effective for fiscal periods ending after December 15, 1997, with prior year periods restated to comply with the new standards at that time. Had SFAS No. 128 provisions been required at November 30, 1997, the Company's net earnings (loss) per share would approximate the pro-forma amounts below:

                                                              1997              1996             1995
                                                              ----              ----             ----

         Basic earnings (loss) per share :
               Income (loss) from continuing operations    $ ( .55)            $  .91             $ .74
               Net income                                  $  1.27             $ 1.31             $ .96

         Diluted earnings (loss) per share:
               Income (loss) from continuing operations    $ ( .55)            $  .89             $ .74
               Net income                                  $  1.27             $ 1.28             $ .95

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company is in the process of determining its preferred format. The adoption of SFAS No. 130 is not expected to have any impact on the Company's consolidated results of operations, financial position or cash flows.

         In June 1997, the FASB also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997. Financial statement disclosures for prior periods are required to be restated. The Company is in the process of evaluating the disclosure requirements. The adoption of SFAS No. 131 is not expected to have any impact on the consolidated results of operations, financial position or cash flows.

         Statement of Position ("SOP") 96-1, "Environmental Remediation Liabilities," provides guidance on specific accounting issues that are present in the recognition, measurement, display and disclosure of environmental remediation liabilities. SOP 96-1 is effective for fiscal years beginning after December 15, 1996. Accordingly, the Company will adopt SOP 96-1 during fiscal 1998. Management believes that the adoption of this statement will not have a material impact on its results of operations or financial position.

3.       Restructuring and Other:

         Restructuring and other for fiscal years 1997, 1996 and 1995 consist of the following:


                                                      1997               1996             1995
                                                      ----               ----             ----

                  Restructuring                      $18,627             $354            $5,342

                  Net gain on divestitures            (3,686)               -                 -

                  Loss on disposal of
                  property, plant and equipment           32                -                 -
                                                     -------            -----            ------

                                                     $14,973             $354            $5,342
                                                     -------             ----            ------


         During fiscal 1997, the Company announced the adoption of a new strategy for growth and restructuring plan (the "strategic plan") designed to restore higher levels of sales growth and profitability and to reduce its cost structure. The cost reduction phase of the plan included a significant reduction of the Company's stock keeping units ("SKUs") and a major restructuring of its administrative and marketing and selling functions. In conjunction with the implementation of the strategic plan, the Company recorded pre-tax charges to earnings of approximately $26.8 million (approximately $18.5 million after taxes, or $1.61 per share) in fiscal 1997. The amount is included in the accompanying Consolidated Statements of Income as follows: $18.6 million in restructuring and other as summarized below and $8.2 million to cost of sales related principally to inventory writedowns and returns from the reduction in SKUs. The charge to restructuring includes employee severance costs ($4.1 million), fixed and intangible asset writedowns ($7.9 million), recognition of future lease obligations ($3.3 million), and other related costs.

         During fiscal 1996 and 1995, the Company recorded pre-tax charges aggregating $.4 million (approximately $.3 million after taxes, or $.02 per share) and $5.3 million (approximately $3.5 million after taxes, or $.22 per share), respectively, as a provision for costs relating to organizational changes and relocation and consolidation of certain manufacturing and distribution operations. The fiscal 1996 charge of $ .4 million and $2.9 million of the fiscal 1995 charge were for costs relating to the relocation and consolidation of its Hunt Data Products manufacturing and distribution operations located in Nuevo Laredo, Mexico, and Laredo, Texas, with its manufacturing and distribution facilities in Statesville, North Carolina, and the move of the distribution operations of its Lit-Ning business from Florence, Kentucky, to Statesville, North Carolina. The fiscal 1995 pre-tax charge was also comprised of $2.4 million for costs incurred in connection with organizational changes being made to more effectively align the Company's organization with its markets including the resignation and replacement of the Company's former Chairman and Chief Executive Officer. The provision included recognition of future lease obligations, write-off of property, plant, and equipment, relocation costs, employee severance costs, and other related costs.

         The following table sets forth the details and the cumulative activity in the various accruals associated with the above restructuring plans in the Consolidated Balance Sheets from December 3, 1995 to November 30, 1997:

                              Accrual Balance        Current       Cash          Non-Cash     Accrual Balance at
                              at December 3, 1995    Provision     Reductions    Reductions    December 1, 1996
                              -------------------    ---------     ----------    ----------   -----------------

Restructuring and non-current
    liabilities                    $  2,429                  -      $(1,305)             -          $  1,124

PP&E, inventory and  intangible
   assets                                81                  -             -             -                81
                                  ---------          ----------    ---------     ---------          --------

                                   $  2,510                  -     $ (1,305)             -          $  1,205
                                   ========          =========     =========     =========          ========


                              Accrual Balance        Current       Cash          Non-Cash     Accrual Balance at
                              at December 1, 1996    Provision     Reductions    Reductions    November 30, 1997
                              -------------------    ---------     ----------    ----------   ------------------

Restructuring and non-current
    liabilities                    $  1,124           $ 13,317      $(3,050)             -          $ 11,391

PP&E, inventory and  intangible
   assets                                81             13,514            -       $(11,504)            2,091
                                    -------           ---------     ---------     ---------         --------

                                    $ 1,205           $ 26,831      $(3,050)      $(11,504)         $ 13,482
                                    =======           ========      =======       ========          ========


         In connection with the Company's strategic plan, during fiscal 1997 the Company sold its Lit-Ning business, its Hunt Data Products' MediaMate and Calise' brand products, and its Speedball brand products. The combined sales of these business units were $11.5 million, $30.9 million, and $34.3 million in fiscal 1997 (through the various divestiture dates), 1996 and 1995, respectively. The divestitures of these businesses resulted in a net pre-tax gain of $3.7 million (approximately $2.5 million after taxes, or $.22 per share).

4.       Discontinued Operations:

         In mid-November 1997, the Company sold its Bevis office furniture business for approximately $45.1 million. The Company recorded an after-tax gain of $16.0 million, or $1.39 per share, on the sale. Included in the after-tax gain on the sale of Bevis is income from operations of $.5 million representing the period October 7, 1997 (measurement date) to November 13, 1997 (disposal date). Bevis had sales of approximately $52.5 million in fiscal 1997 (through the date of divestiture), $62.2 million in fiscal 1996 and $59.1 million in fiscal 1995.

         The Bevis operation has been accounted for as a discontinued operation, and accordingly, has been segregated in the accompanying Consolidated Statements of Income and prior years have been reclassified to conform to the current year's presentation. However, the Consolidated Balance Sheets and Consolidated Statements of Cash Flows have not been reclassified.

5.       Business Acquisitions:

         In late March 1997, the Company acquired all of the outstanding stock of Sallmetall b.v., a Dutch company, for approximately $14 million and the assumption of debt of approximately $6 million. Sallmetall's operations involve the design and assembly of laminating equipment and related adhesive film coating manufacturing. Sallmetall had sales of approximately $21 million for its fiscal year ended December 31, 1996. The acquisition was accounted for under the purchase method of accounting and was financed with borrowings under an existing credit facility and from internal cash generation. The excess of purchase price over the fair value of the net assets acquired was approximately $14 million, which is being amortized on a straight line basis over 20 years. Sallmetall's net sales were $11.4 million for fiscal 1997 (after the date of acquisition) which are included within the art/craft business segment. The results of operations are included in the Consolidated Financial Statements from the date of acquisition. Pro forma information is not presented, as this acquisition had no material effect on the Company's results of operations or financial condition for any of the years presented.

         In late April 1995, the Company acquired the Centafoam business for cash consideration and related costs aggregating approximately $2.8 million. Centafoam, whose facilities are located in the United Kingdom, manufactures and markets a line of styrene-based foam board products. Pro forma information is not presented, as this acquisition had no material effect on the Company's results of operations or financial condition for any of the years presented.

6.       Private Stock Purchase and Tender Offer:

         In mid-December 1995, the Company purchased from Mary F. Bartol an aggregate of 2,150,165 of the Company's common shares for a cash purchase price of $16.32 per share, or $35.1 million in a private transaction. Mrs. Bartol is the widow of George E. Bartol III, the late Chairman of the Board, the mother-in-law of Gordon A. MacInnes, the then Chairman of the Board, and the mother of Victoria B. Vallely, another Director of the Company. The Company then commenced a tender offer to purchase up to 3,230,000 of the Company's common shares at a price of $17.00 net per share in cash. The Company purchased 2,954,378 common shares in January 1996 under the terms and subject to conditions of the tender offer. The aggregate purchase price of the common shares and estimated expenses pursuant to the tender offer was $51.5 million.

         In connection with these transactions, the Company entered into certain credit facilities and debt agreements which are discussed in detail in
         Note 10.

7.       Inventories:

         The classification of inventories at the end of fiscal years 1997 and 1996 is as follows:

                                                        1997              1996
                                                        ----              ----

                         Finished goods               $9,962            $19,664
                         Work in process               2,845              4,839
                         Raw materials                 7,345             10,888
                                                      ------            -------

                                                     $20,152            $35,391
                                                     =======            =======

         Inventories determined under the LIFO method were $14,102 and $20,696 at November 30, 1997 and December 1, 1996, respectively. The current replacement cost for these inventories exceeded the LIFO cost by $4,648 and $7,287 at November 30, 1997 and December 1, 1996, respectively.

         Inventory quantities were reduced in fiscal years 1997, 1996, and 1995, resulting in a liquidation of LIFO inventories carried at lower costs prevailing in prior years. The effect of these reductions was to increase net income by $1,782, or $.15 per share, $109, or $.01 per share, and $115, or $.01 per share in fiscal years 1997, 1996 and 1995, respectively.

8.       Property, Plant and Equipment:

         Property, plant and equipment at the end of fiscal years 1997 and 1996 is as follows:

                                                    1997               1996
                                                    ----               ----

           Land and land improvements         $    2,622          $   4,031
           Buildings                              12,837             18,253
           Machinery and equipment                60,107             80,830
           Leasehold improvements                  1,135              1,041
           Construction in progress                5,010              2,493
                                              ----------          ---------
                                                  81,711            106,648
           Less accumulated depreciation
              and amortization                    38,738             53,937
                                              ----------          ---------

                                              $   42,973          $  52,711
                                              ==========          =========


         Depreciation expense was $6,258, $5,941 and $5,689 for fiscal years 1997, 1996 and 1995, respectively.


9. Excess of Acquisition Cost Over Net Assets Acquired and Other Intangible Assets:

         Excess of acquisition cost over net assets acquired at the end of fiscal years 1997 and 1996 is as follows:

                                                      1997               1996
                                                      ----               ----
             Excess of acquisition cost
                 over net assets acquired          $31,076            $22,674
             Less accumulated amortization           4,170              4,435
                                                    ------           --------

                                                   $26,906            $18,239
                                                    ======             ======

         Other intangible assets at the end of fiscal years 1997 and 1996 are as follows:

                                                      1997               1996
                                                      ----               ----

           Covenants not  to compete               $ 2,823           $ 11,551
           Customer lists                               10              1,510
           Patents                                   1,530              1,533
           Trademarks                                1,215              1,443
           Licensing agreements                        492              1,154
           Other                                     2,093              2,338
                                                     -----            -------
                                                     8,163             19,529

           Less accumulated amortization             5,576             12,791
                                                     -----             ------
                                                   $ 2,587           $  6,738
                                                    ======             ======

10.      Debt:

         At November 30, 1997, the Company had a revolving credit agreement that provides for unsecured borrowings up to $75 million, which expires December 31, 2000. The Company also had a line of credit agreement that provides for unsecured borrowings up to $2.5 million. There were no borrowings under either agreement at November 30, 1997.

         During the first quarter of fiscal 1996, the Company obtained a $125 million bank credit facility, consisting of a revolving credit facility in an amount up to $81.725 million, and an amortizing term loan in the amount of $43.275 million. The Company used borrowings of $75 million under this credit facility, together with cash on hand, to fund the shares repurchased from Mary F. Bartol and in the tender offer. (See
         Note 6.)

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

         The costs associated with these financing activities are amortized over the life of each of the respective instruments and charged to interest expense. The charge to interest expense with respect to this amortization was $140 and $122 in fiscal years 1997 and 1996, respectively.

         Debt at the end of fiscal years 1997 and 1996 was as follows:

                                                     1997              1996
                                                     ----              ----

         Senior notes (a)                        $ 50,000           $ 50,000
         Revolving credit facility (b)                -               11,000
         Capitalized lease obligations              2,095              2,000
         Industrial development revenue bond            -              1,559
         Bank loans (c)                             1,561                -
         Mortgage                                     483                -
         Governmental development loan                573                -
         Bank overdrafts (d)                        1,587                -
                                                  -------           --------
                                                   56,299             64,559
         Less current portion                       2,203                -
                                                 --------           --------
         Long-term portion                       $ 54,096           $ 64,559
                                                 ========           ========


         (a) The senior notes are payable in ten annual payments of $5,000,000 beginning August 1, 2002 and bear interest at a rate of 7.86%.

         (b) The revolving credit facility, which allows for borrowings of up to $75 million, was paid down during fiscal 1997. The interest rates under this facility (between 5.73% and 8.50% during fiscal
              1997) are, at the option of the Company, one of the following: a base rate (defined as the higher of (i) the applicable prime rate of the bank and (ii) the federal funds rate plus 50 basis points); LIBOR plus a margin of between 27.5 and 50.0 basis points, the margin in each case to be adjusted quarterly based on the Company's leverage ratio (as defined in the credit facility); a competitive bid rate based on a competitive bid made by a competitive bid lender; or a quoted rate offered by a swingline lender.

         (c) The interest rate on the bank loans range between 6.20% and 8.10% and have an average term of 3 years.

         (d) The bank overdrafts for the Company's foreign operations carry an interest rate of 5%.

         The senior notes and credit facility contain certain representations, warranties, covenants and conditions, including, but not limited to, requirements that the Company comply with certain financial covenants, including interest coverage, fixed charge coverage and leverage ratios, and maintenance of certain levels of net worth, and also contain limitations on liens, indebtedness, investments, changes in lines of business, acquisitions, transactions with affiliates and modifications of certain documents. Under the most restrictive covenant, the Company is required to maintain a minimum consolidated net worth that is the sum of $45 million plus an aggregate amount equal to 30% of its consolidated net income for each completed fiscal quarter subsequent to December 3, 1995. As of November 30, 1997, the Company had $18.9 million excess consolidated net worth under this provision which would be available for payment of dividends.
 .
         As a result of the Company's issuance of the senior notes and the use of the proceeds to pay down debt in fiscal 1996 referred to above, the Company recorded an after-tax loss of $.3 million, or $.02 per share, for the early extinguishment of debt which has been reflected in the accompanying Consolidated Statements of Income as an extraordinary item.

         The capitalized lease obligations are collateralized by the property, plant and equipment described in Note 15.

         Aggregate annual maturities for all long-term debt, including the capitalized leases, for each of the four fiscal years subsequent to November 29, 1998 are as follows:

                   1999         $ 555                       2001     $    362
                   2000         $ 448                       2002     $  5,284


11.      Income Taxes:

         Income (loss) from continuing operations before provision (benefit) for income taxes consists of the following:

                             1997                1996                  1995
                             ----                ----                  ----

         Domestic          $(10,774)          $   11,545             $ 14,505
         Foreign              1,983                4,249                3,646
                           ---------           ---------             --------
                           $ (8,791)          $   15,794             $ 18,151
                           =========           =========              =======

         The provision (benefit) for income taxes from continuing operations consists of the following:

                                              1997        1996          1995
                                              ----        ----          ----
         Currently payable:
         Federal                          $     94       $ 3,968       $ 5,094
         State                                 661           176           612
         Foreign                               345           711           109
                                          --------       -------       -------
                                             1,100         4,855         5,815
         Deferred                           (3,829)          466           439
                                          --------       -------       -------
                                          $ (2,729)      $ 5,321       $ 6,254
                                          ========       =======        ======

         The following is a reconciliation of the statutory federal income tax rate with the Company's effective income tax rate from continuing operations:
                                                    1997        1996       1995
                                                    ----        ----       ----

         Statutory federal rate                   (35.0)%      35.0%       35.0%
         State income taxes, net of
              federal tax benefit                   1.8         2.4         1.8
         Amortization of assets
              not deductible                        3.9         1.4         1.0
         Tax benefit of loss carryforwards
              of foreign subsidiaries                --         (.4)       (3.1)
         Resolution of certain prior years'
             tax exposures                         (3.6)       (4.0)        (.2)
         Other, net                                 1.9         (.7)        (.1)
                                                 ------      ------      -------

         Effective tax rate from
            continuing operations                 (31.0)%      33.7%       34.4%
                                                 ======      ======      ======


         The significant components of deferred tax assets and liabilities at November 30, 1997 and December 1, 1996 consist of:

                                                        1997                               1996
                                             ---------------------------------   --------------------------
                                          Assets         Liabilities             Assets         Liabilities
                                          ------         -----------             ------         -----------
         Inventories                     $  1,699              --              $  1,982              --
         Accrued expenses                   9,776          $    199               3,293          $    434
         Allowance for doubtful
              accounts                       --                --                   595              --
         Net operating loss
              carryforwards-foreign           232              --                   121              --
         Pensions                           1,660               373               1,014                12
         Net operating loss
              carryforwards-states            220              --                   539              --
         Depreciation and
              amortization                     49             7,032                  99             6,767
                                         --------          --------            --------          --------
                                           13,636             7,604               7,643             7,213
         Valuation allowance                 (452)             --                  (571)             --
                                         --------          --------            --------          --------
                                         $ 13,184          $  7,604            $  7,072          $  7,213
                                         ========          ========            ========          ========

         Included in the above table for November 30, 1997 are deferred tax assets of $2,071 relating to retained contingencies for the discontinued operation and a deferred tax liability of $179 in connection with the 1997 business acquisition.

         As of November 30, 1997, the Company had foreign net operating loss carryforwards of approximately $1,010 which may be carried forward indefinitely, approximately $664 of which were acquired in connection with business acquisitions.

         The valuation allowance of approximately $452 relates to net operating losses for which realization is not more likely than not as of November 30, 1997. The net change in the total valuation allowance for the year ended November 30, 1997 was a decrease of approximately $119 due to utilization of tax net operating loss carryforwards.

12.      Employee Benefit Plans:

         Pension Plans:

         Net pension costs for fiscal years 1997, 1996 and 1995 consist of the following:

                                                1997              1996            1995
                                                ----              ----            ----
         Service cost-benefits earned
                during the period             $  2,349         $  2,206         $  1,901
         Interest cost on projected
              benefit obligation                 3,206            2,695            2,387
         Actual return on plan assets          (10,461)          (4,598)          (4,749)
         Net amortization and deferral           7,345            2,102            2,643
         Net curtailment gain                     (732)            --               --
                                              --------         --------         --------

         Net pension costs                    $  1,707         $  2,405         $  2,182
                                              ========         ========         ========

         During fiscal 1997, the Company realized a net curtailment gain of $732 resulting from its business divestitures of which $914 of the net gain is included in the gain on disposal of discontinued business.

         Net amortization and deferral consists of the deferral of the excess of actual return on assets over estimated return and amortization of the net unrecognized transition asset on a straight-line basis, principally over 15 years.

         The funded status of the Company's pension plans at September 30, 1997 and 1996 (dates of actuarial valuations) was as follows:


                                                                              1997                                  1996
                                                              ------------------------------------   -----------------------------
                                                                Overfunded        Underfunded        Overfunded        Underfunded
                                                                ----------        -----------        ----------        -----------
         Plan assets at fair value                               $ 48,100          $    494            $ 36,753          $    791
                                                                 --------          --------            --------          --------
         Actuarial present value of benefit obligations:
                Vested                                             30,256             4,494              25,618             3,355
                Non-vested                                            373               275                 152               281
                                                                 --------          --------            --------          --------

         Accumulated benefit obligation                            30,629             4,769              25,770             3,636
         Effect of increase in compensation                        10,410               790               9,950               707
                                                                 --------          --------            --------          --------
         Projected benefit obligation                              41,039             5,559              35,720             4,343
                                                                 --------          --------            --------          --------
         Projected benefit obligation less than
             (in excees of ) plan assets                            7,061            (5,065)              1,033            (3,552)
         Unrecognized net (gain) loss                              (8,133)            1,900              (2,319)              619

         Unrecognized transition asset                             (1,005)              (21)             (1,231)              (12)
         Unrecognized prior service cost                              242               925                 435             1,202
         Minimum liability adjustment                                --              (2,028)                (35)           (1,096)
                                                                 --------          --------            --------          --------
         Pension liability                                       $ (1,835)         $ (4,289)           $ (2,117)         $ (2,839)
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

         Significant assumptions as of the dates of actuarial valuations include:

                                           1997           1996          1995
                                           -----         -----          ----

         Discount rate                     7.35%          7.75%          7.50%
         Rate of increase in
           compensation levels             5.00%          6.00%          6.00%
         Expected long-term rate of
           return on plan assets           8.50%          7.50%          7.50%

         Effective with the September 30, 1997 measurement date, the discount rate, rate of increase in compensation levels and expected long-term rate of return on assets were revised to reflect current market conditions. These changes had no impact on fiscal 1997 net pension costs and are not expected to have a material effect on fiscal 1998 pension costs.

         Supplemental Executive Benefits Plan:

         The Company has a nonqualified, Supplemental Executive Benefits Plan which constitutes a significant portion of the underfunded status above and covers all officers. Expenses of $698, $421 and $505 in fiscal years 1997, 1996 and 1995, respectively, relating to this plan were actuarially determined and are included in the pension costs described above. Contributions to the elective salary deferral feature of the plan by the Company were $45, $36 and $32 for fiscal years 1997, 1996 and 1995, respectively.

         Employee Savings Plan:

         The Company has a defined contribution 401(k) plan available to a majority of its employees in the United States. For participating employees, the Company matches 25 cents for each dollar contributed up to a maximum of 6% of pre-tax compensation, subject to limitations of the plan and the Internal Revenue Code. Contributions to the 401(k) plan by the Company were $437, $426, and $396 for fiscal years 1997, 1996 and 1995, respectively.

13.      Stock-Based Compensation Plans:

         The 1993 Stock Option and Stock Grant Plan which replaced the expired 1983 Stock Option and Stock Grant Plan, authorizes the issuance of up to 3,500,000 common shares (of which an additional 1,750,000 common shares were authorized through a plan amendment in fiscal 1997) for the granting of incentive stock options, nonqualified stock options and stock grants to key employees. A maximum of 525,000 common shares under the 1993 plan may be issued in the form of stock grants. The limit of the aggregate number of options and/or stock grants that can be granted to any one individual in any one-year period is 300,000 shares. The option price of options granted under the plan may not be less than the market value of the shares at the date granted. Options may be granted for terms of between two and ten years and generally become exercisable not less than one year following the date of grant. Stock grants under the 1993 plan are subject to a vesting period or periods of between one and five years from the date of grant. Common shares subject to a stock grant are not actually issued to a grantee until such shares have vested under the plan. The plan also provides for the payment of an annual cash bonus to grantees of stock grants in an amount equal to the cash dividends which would have been received had the shares not yet vested under the grant been actually held by the grantees.

         The Company's 1983 Stock Option and Stock Grant Plan expired by its terms in February 1993 and, while incentive stock options granted under that plan remain outstanding, no further options may be granted under the plan. The terms of the 1983 plan are essentially similar to the terms of the 1993 plan described above.

         Payment upon exercise of stock options under the 1993 and 1983 plans may be by cash and/or by the Company's common stock in an amount equivalent to the market value of the stock at the date exercised.

         A summary of options under the Company's stock option plans is as follows:

                                                                  1993 Plan                                  1983 Plan
                                                                  ---------                                  ---------
                                                      1997           1996         1995          1997           1996          1995
                                                      ----           ----         ----          ----           ----          ----

         Outstanding, beginning of year               994,723       634,800       363,400       355,606       631,842       730,003
         Options granted                            1,160,456       364,923       317,300          --            --            --
         Options exercised (at an average price
            per share of $15.27, $15.63, $14.31,
            $12.74, and $9.55 respectively)           (38,900)       (5,000)         --        (100,671)     (256,236)      (89,561)
         Options expired                                 --            --            --            --            --            --
         Options terminated                           (35,550)         --         (45,900)       (2,600)      (20,000)       (8,600)
                                                   ----------    ----------    ----------    ----------    ----------    ----------

         Outstanding, end of year                   2,080,729       994,723       634,800       252,335       355,606       631,842
                                                   ==========    ==========    ==========    ==========    ==========    ==========

         Average option price per share            $    17.04    $    15.56    $    15.05    $    14.53    $    14.49    $    13.95

         Outstanding exercisable options,
            end of year                               546,314       159,900          --         252,335       355,606       631,842

         Shares reserved for future
            stock options and grants                1,339,821       750,277     1,115,200          --            --            --



         The following table summarizes information about options outstanding at November 30, 1997:


                                          Options Outstanding                       Options Exercisable
             ------------------------------------------------------------       --------------------------
                               Weighted      Weighted                           Weighted
                               Number        Average           Average          Number           Average
             Range of          Outstanding   Remaining         Exercise         Exercisable      Exercise
             Exercise Prices   at 11/30/97   Contractual Life  Price            at 11/30/97      Price
             ---------------   -----------   ----------------  ----------       -----------      -----

             $11.63 - $15.81      750,533      5.8 years        $14.53           563,497          $14.65
             $16.38 - $16.88      411,923      8.2 years        $16.52           199,000          $16.44
             $18.63 - $21.13    1,170,608      9.3 years        $18.72            36,152          $19.92
                                ---------                                       --------

             $11.63 - $21.13    2,333,064      8.0 years        $16.99           798,649          $15.33



             The Company's 1988 Long-Term Incentive Compensation Plan provided for the granting to management-level employees of long-term incentive awards, payable in cash and/or by the Company's common stock at the end of a designated performance period of from two to five years, based upon the degree of attainment of pre-established performance standards during the performance period. A maximum of 180,000 shares were authorized for issuance under this plan. This plan was terminated during fiscal 1996.

             As of the end of fiscal 1997, an aggregate of 105,389 shares had been earned under this plan (8,050, 12,217 and 19,114 shares in fiscal years 1997, 1996 and 1995, respectively, and 66,008 shares in all previous years). There are no outstanding unvested grants remaining. The charges (credits) to administrative and general expenses relating to this plan were $(25), $84 and $186 in fiscal years 1997, 1996 and 1995, respectively.

13.          Stock-Based Compensation Plans (continued):


             The Company adopted the 1994 Non-Employee Directors' Stock Option Plan authorizing the granting of up to an aggregate of 90,000 common shares to non-officer directors of the Company. Options to purchase an aggregate of 45,000 common shares at $16.875 per share were automatically granted in January 1994 in equal amounts to each of the non-officer directors of the Company. Options granted under this plan extend for a term of ten years and become exercisable at the rate of 20% per year over five years commencing one year after the date of grant. During fiscal 1997, 5,000 common shares were granted to a newly elected non-officer director. As of November 30, 1997, only 3,000 options had been exercised under this plan.

             Other Grants:

             During 1995, the Company made stock grants, under the 1993 Stock Option and Stock Grant Plan in the amount of 84,759 common shares to certain officers and other employees. By their terms, these grants vested at varying times during 1997. The charges to administrative and general expense with respect to these grants was $74, $955 and $310 in fiscal years 1997, 1996 and 1995, respectively.

             The Company has a long-term incentive compensation agreement with Donald L. Thompson, Chairman of the Board and Chief Executive Officer, who joined the Company in fiscal 1996. Among the provisions of this agreement is a so-called "Phantom Stock Plan." Under this plan, Mr. Thompson earns the right to the cash value of a total of 175,000 shares of the Company's common stock in the following installments, provided that he is employed by the Company on each of the dates shown: 25% on December 1, 1996, 25% on December 1, 1997, 25% on December 1, 1998 and 25% on December 1, 1999. The charges to administrative and general expenses with respect to this plan were $1,431 and $1,621 in fiscal years 1997 and 1996, respectively.

             During 1997, the Company adopted the Non-Employee Director Compensation Plan for non-officer directors of the Company. The plan includes a compensation package for the Company's non-officer directors which provides for basic directors' fees to be paid in a combination of cash and the Company's common shares. In addition, the plan provides for annual grants of nonqualified stock options to purchase 2,000 Company common shares at the fair market value of such common shares on the date of the grant, such options to vest after two years (subject to possible acceleration) and to extend for 10 years (subject to possible earlier termination). During fiscal 1997, 1,000 common shares were issued to each of the nine non-officer directors pursuant to this plan and, as of November 30, 1997, no options had been exercised.

             The Company has adopted the disclosure requirements of SFAS No. 123 "Accounting for Stock-Based Compensation," and as permitted under SFAS No. 123, applies APB No. 25 and related interpretations in accounting for its stock option plans, and accordingly does not record compensation costs. If the Company had elected, beginning in fiscal 1996, to recognize compensation cost based on fair value of the options granted at grant date as prescribed by SFAS No. 123, earnings (loss) and earnings (loss) per share would have approximated the pro forma amounts shown below:

                                                                            1997               1996
                                                                            ----               ----
             Earnings (loss):
                  As reported:
                      Income (loss) from continuing operations              $ (6,062)          $ 10,473
                      Net income                                            $ 14,052           $ 14,968

                  Pro forma:
                      Income (loss) from continuing operations              $(7,397)           $  9,901
                      Net income                                            $12,717            $ 14,396

             Earnings (loss) per share:
                  As reported:
                      Income (loss) from continuing operations               $( .53)           $   .89
                      Net income                                             $ 1.22            $  1.28

                  Pro forma:
                      Income (loss) from continuing operations               $( .65)           $   .84
                      Net income                                             $ 1.10            $  1.23


                                      F-19

13.          Stock-Based Compensation Plans (continued):

             The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                     1997               1996
                                                     ----               ----

             Expected dividend yield                   2.27%            2.38%

             Risk-free interest rate                   6.50%            5.88%

             Expected volatility                      24.50%            25.50%

             Expected life (in years)                   4.3               5.5

             The weighted average estimated fair values of employee stock options granted during fiscal 1997 and 1996 were $4.56 and $4.66 per share, respectively. The pro forma disclosures are not likely to be representative of the effects on earnings and earnings per common share in future years, because they do not take into consideration pro forma compensation expense related to grants made prior to the Company's fiscal year 1996.

14.          Shareholders' Rights Plan:

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

15.          Commitments and Contingencies:

             Leases:

             The capitalized lease obligations (see Note 10) represent amounts payable under leases which are, in substance, installment purchases. Property, plant and equipment includes the following assets under capital leases:

                                                       1997               1996
                                                       ----               ----


               Land                                   $   152           $   314
               Buildings                                1,356             2,632
               Machinery and equipment                    814             1,009
               Accumulated depreciation                (2,098)           (2,960)
                                                       -------           -------

                                                      $   224           $   995
                                                      =======           ========

             The Company has the option to purchase the above assets at any time during the terms of the leases for amounts sufficient to redeem and retire the underlying lessor debt obligations. The capitalized lease obligations have various principal payments which mature no later than June 15, 2004.

         The minimum rental commitments under all noncancellable leases as of November 30, 1997 are as follows:

                               Fiscal                Operating
                               Period                   Leases
                               ------                   ------

                               1998                  $   4,500
                               1999                      3,917
                               2000                      3,461
                               2001                      2,372
                               2002                      2,229
                               Thereafter                8,626
                                                     ---------

                               Minimum lease
                                payments             $  25,105
                                                     =========

           Rent expense, including related real estate taxes charged to operations, amounted to $5,254, $4,850 and $4,475 for fiscal years 1997, 1996 and 1995, respectively.

           Contingencies:

           The Company has employment/severance (change in control) agreements with its officers under which severance payments and benefits would become payable in the event of specified terminations of employment following a change in control (as defined) of the Company. The Company also has a termination policy applicable to other employees which provides severance payments and benefits in the event of certain terminations of employment. In the event of a change in control of the Company and subsequent termination of all employees, the maximum contingent severance liability would have been approximately $16.4 million at November 30, 1997.

           Prior to the acquisition of the Graphic Arts Group by the Company from Bunzl plc in May 1990, it was discovered that some hazardous waste materials had been stored on the premises of one of the Graphic Arts Group companies, Seal, located in Naugatuck, Connecticut. In compliance with applicable state law, this environmental condition was reported to the Connecticut Department of Environmental Protection by Bunzl. Seal, which is now a subsidiary of the Company, may be partially responsible under law for the environmental conditions on the premises and any liabilities resulting therefrom. However, in connection with the Company's acquisition of Seal, Bunzl agreed to take responsibility for correcting such environmental conditions and to indemnify Seal and the Company for resulting liabilities, subject to certain limitations. Management believes that this contingency will not have a material effect on the Company's results of operations or financial condition.

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

16.        Research and Development:

           Research and development expenses were approximately $3,284, $2,865 and $1,597 in fiscal years 1997, 1996 and 1995, respectively.

17.        Cash Flow Information:

           Cash payments for interest and income taxes (net of refunds) were as follows:

                                          1997          1996            1995
                                          ----          ----            ----

           Interest paid               $ 5,000        $  3,500      $    282
           Income taxes                  3,386           6,653         8,941


           Excluded from the accompanying Consolidated Statements of Cash Flows are the effects of certain non-cash investing and financing activities as follows:

                                                       1997        1996     1995
                                                       ----        ----     ----

           Fair value of assets acquired            $11,667         -    $ 3,863
           Liabilities assumed or created            11,719         -        944
           Value of common shares received as pay-
               ment upon exercise of stock options      444      $3,227      150


18.        Quarterly Financial Data (unaudited):

           Quarterly financial data for each of the quarters during fiscal years 1997 and 1996 are as follows:

                                                                        1997
                                            -----------------------------------------------------------

                                              First        Second      Third      Fourth       Total
                                              -----        ------      -----      ------       -----

             Net sales                      $ 61,366     $ 62,373    $ 67,210    $ 68,591    $259,540
             Gross profit                     23,263       20,045      25,968      24,868      94,144
             Income (loss) from continuing
                operations                     1,290       (7,959)      1,892      (1,285)     (6,062)
             Net income (loss)                 2,399       (6,994)      3,503      15,144      14,052
             Income (loss) per share from
                continuing operations           $.11        $(.70)       $.16       $(.11)      $(.53)
             Net income (loss) per share        $.21        $(.62)       $.30       $1.30       $1.22


18.          Quarterly Financial Data (unaudited) (continued):

                                                                  1996
                                            ---------------------------------------------------------

                                               First        Second       Third     Fourth      Total
                                               -----        ------       -----     ------      -----
             Net sales                       $58,116       $66,988     $67,600    $71,753    $264,457
             Gross profit                     21,962        25,464      26,069     27,787     101,282
             Income from continuing
                operations                     1,924         2,616       1,764      4,169      10,473
             Extraordinary loss                  -            (251)        -          -          (251)
             Net income                        2,826         3,273       3,150      5,719      14,968
             Income per share from
                continuing operations           $.16          $.22        $.15       $.37        $.89
             Loss per share from
                extraordinary loss                           $(.02)                             $(.02)
             Net income per share               $.22          $.29        $.28       $.51       $1.28

             The number of weighted average shares outstanding decreased during fiscal 1996 as a result of the private purchase and stock tender offer discussed in Note 6. For these reasons, the sums of the quarterly income (loss) per share data is not the same as income
             (loss) per share for the year.

             The second quarter of fiscal 1997 net loss includes pre-tax charges of $16.7 million, or $.91 per share after taxes, the third quarter of fiscal 1997 net income includes pre-tax charges of $.4 million, or $.02 per share after taxes, and the fourth quarter of fiscal 1997 net income includes pre-tax charges of $9.7 million, or $.71 per share after taxes relating to the implementation of the strategic plan as described in Note 3. Also in fiscal 1997, the Company divested businesses which resulted in a net pre-tax gain of $3.7 million of which $.5 million is included in the first quarter and $3.2 million is included in the fourth quarter. See Note 3.

             Liquidations of LIFO inventories during fiscal 1997 reduced expenses in the first, second, third and fourth quarters by $300, or $.02 per share after taxes, $459, or $.02 per share after taxes, $380, or $.02 per share after taxes, and $1,444, or $.09 per share after taxes, respectively. See Note 7.

             During the fourth quarter of fiscal 1997, the Company adjusted its effective tax rate relating to the loss from continuing operations from a 40% benefit in the first nine months of fiscal 1997 to a 31% benefit for the full year due primarily from the restructuring charge previously described. The effect of this adjustment in the fourth quarter was an increase in the loss from continuing operations of $411, or $(.04) per share after taxes. See Notes 3 and 11.

             The first quarter of fiscal 1996 includes pre-tax charges to net income of $.3 million, or $.02 per share after taxes, relating to the provision for organizational changes and relocation and consolidation of operations as described in Note 3.

             Quarterly net sales and gross profit amounts exclude net sales and gross profit of the Company's Bevis operation, which the Company classified as discontinued operations during the fourth quarter of fiscal 1997. Net sales and gross profit of Bevis for the fiscal 1997 quarters ended March 2, June 1, August 31, and November 30 were $15.2 million and $5.1 million, $13.0 million and $4.6 million, $13.9 million and $5.4 million, and $10.5 million and $3.8 million, respectively. Net sales and gross profit of Bevis for the fiscal 1996 quarters ended March 3, June 2, September 1, and December 1 were $15.6 million and $4.8 million, $14.2 million and $4.6 million, $16.3 million and $5.7 million, and $17.0 million and $6.1 million, respectively.

19.         Industry Segment Information:

            The Company operates in two industry segments, Office Products and Art/Craft Products. Total export sales aggregated $23,347 in fiscal 1997, $23,303 in fiscal 1996, and $20,502 in fiscal 1995, of which
            $14,419, $14,913, and $12,921 in fiscal years 1997, 1996 and 1995, respectively, were made in Canada.

            Income (loss) from operations include all revenues and expenses of the reportable segment except for interest expense, interest income, other expenses, other income and income taxes.

            Net sales, operating profits, and depreciation and amortization are on a continuing operation basis.

            Identifiable assets are those assets used in the operations of each business segment. The office products amounts include discontinued operation assets of $26,456 and $26,113 in fiscal 1996 and 1995, respectively.

            Corporate assets include cash and miscellaneous other assets not identifiable with any particular segment. Capital additions include amounts related to acquisitions.

                                        Office        Art/Craft
            Fiscal Year 1997           Products       Products       Corporate       Consolidated
            ----------------           --------       --------       ---------       ------------

            Net sales                     $78,138      $181,402                         $259,540
                                          =======       ========                        ========

            Income (loss) from
               operations*                $(7,376)     $  7,680      $ (3,861)          $( 3,557)
                                          =======      ========      ========

            Interest expense                                                              (4,920)
            Interest income                                                                  538
            Other expense, net                                                              (852)
            Loss from continuing
              operations before
               income taxes                                                              $(8,791)

            Identifiable assets           $26,975      $100,219      $ 82,328           $209,522
                                          =======      ========      ========           ========

            Capital additions **          $ 2,741      $ 12,832      $    243           $ 15,816
                                          =======      ========      ========           ========

            Depreciation and
            amortization                  $ 2,238      $  4,838      $    764           $  7,840
                                          =======      ========      ========           ========

            * Includes the charge for the strategic plan of $26.8 million of which $13.2 million, $13.4 million and $.2 million is reflected in the office products, art/craft products and corporate amounts, respectively. Also included in the corporate amount is the net gain on sales of divested businesses of $3.7 million.

            ** Includes $4.0 million of capital additions relating to business acquisition.

19.         Industry Segment Information (continued):


                                        Office         Art/Craft
            Fiscal Year 1996            Products       Products     Corporate         Consolidated
            ----------------            --------       --------     ---------         ------------

            Net sales                  $   98,101      $166,356                        $  264,457
                                        =========      ========                        ==========

            Income from
              operations *             $    2,352      $ 24,435      $(6,760)          $   20,027
                                        ==========     ========     ========

            Interest expense                                                               (4,586)
            Interest income                                                                   301
            Other income, net                                                                  52
                                                                                       ----------
            Income from continuing
              operations before
              income taxes                                                             $   15,794
                                                                                       ==========

            Identifiable assets        $   78,648      $ 83,063     $ 13,963           $  175,674
                                       ==========      ========      =======           ==========

            Capital additions          $    4,085      $  3,212     $    207           $    7,504
                                       ==========      ========     ========           ==========

            Depreciation and
            amortization               $    3,420      $  3,837     $    712           $    7,969
                                       ==========      ========     ========           ==========

            * Includes the provision for organizational changes and relocation and consolidation of operations which reduced the office products income from operations by $.4 million.


                                          Office      Art/Craft
            Fiscal Year 1995            Products      Products      Corporate        Consolidated
            ----------------            --------      --------      ---------        ------------

            Net sales                  $ 103,100      $ 150,503                        $  253,603
                                       =========      =========                        ==========

            Income from
              operations *             $   1,432      $  21,678     $ (5,081)          $   18,029
                                       =========      =========     ========

            Interest expense                                                                 (333)
            Interest income                                                                   571
            Other expense, net                                                               (116)
            Income from continuing                                                     ----------
              operations before
              income taxes                                                             $   18,151
                                                                                       ==========

            Identifiable assets        $  78,272      $  77,310     $ 27,228           $  182,810
                                       =========      =========     ========           ==========

            Capital additions **       $   5,619      $   3,550     $  1,473           $   10,642
                                       =========      =========     ========           ==========

            Depreciation and
            amortization               $   3,309      $   3,676     $    588          $    7,573
                                       =========      =========     ========          ==========

            * Includes the provision for organizational changes and relocation and consolidation of operations which reduced the office products and art/craft products income from operations by $4.1 million and $1.2 million, respectively.

            ** Includes $1.1 million of capital additions relating to business acquisitions.

19.         Industry Segment Information (continued):

            The Company's operations by geographical areas for fiscal years 1997, 1996 and 1995 are presented below. Intercompany sales to affiliates represent products which are transferred between geographic areas on a basis intended to reflect as nearly as possible the market value of the products. North America identifiable assets include discontinued operation assets of $26,456 and $26,113 in fiscal 1996 and 1995, respectively.

                                                        Europe                        Adjustments
                                        North            and                              and          Consoli-
            Fiscal Year 1997           America          Other         Corporate      Eliminations        dated
            ----------------           -------         --------       ---------      ------------      -------
            Net sales:
               Customers               $ 214,597       $ 44,943                                         $259,540
               Intercompany                6,734          5,981                        $(12,715)               -
                                       ---------       --------                        --------         --------
            Total                      $ 221,331       $ 50,924                        $(12,715)        $259,540
                                       =========       ========                        ========         ========

            Income (loss) from
                operations *           $    (736)      $  1,040        $(3,861)                         $ (3,557)
                                       =========       ========        =======                          ========

            Identifiable assets        $  77,153       $ 50,041        $82,328                -         $209,522
                                       =========       ========        =======         ========         ========

            * Includes the charge for the strategic plan of $26.8 million of which $24.3 million, $2.3 million and $.2 million is reflected in the North America, Europe and Other and corporate amounts, respectively.

                                                        Europe                        Adjustments
                                        North            and                              and          Consoli-
            Fiscal Year 1996           America          Other         Corporate      Eliminations        dated
            ----------------           -------         --------       ---------      ------------      -------
            Net sales:
               Customers               $230,031        $34,426                                         $264,457
               Intercompany               7,111          3,369                        $ (10,480)              -
                                       --------        -------                        ---------       ---------
            Total                      $237,142        $37,795                        $ (10,480)       $264,457
                                       ========        =======                        =========        ========

            Income from operations     $ 24,228        $ 2,559         $(6,760)                        $ 20,027
                                       ========         ======         =======                         ========

            Identifiable assets        $133,824        $27,887         $13,963                -        $175,674
                                       ========         ======          ======      ============       ========


                                                        Europe                        Adjustments
                                        North            and                              and          Consoli-
            Fiscal Year 1995           America          Other         Corporate      Eliminations       dated
            ----------------           -------          -------       ---------      ------------      --------

            Net sales:
               Customers               $225,035        $28,568                                         $253,603
               Intercompany               8,866          3,257                        $ (12,123)              -
                                       --------       --------                        ---------       ---------
            Total                      $233,901        $31,825                        $ (12,123)       $253,603
                                       ========        =======                        =========        ========

            Income from operations     $ 21,088        $ 2,022         $(5,081)                        $ 18,029
                                       ========        =======         =======                         ========

            Identifiable assets        $131,496        $24,086         $27,228                -        $182,810
                                       ========        =======         =======        =========        ========

20.         Financial Instruments:

            Off-Balance Sheet Risk:

            Letters of credit are issued by the Company during the ordinary course of business through major domestic banks as required by certain vendor contracts. As of November 30, 1997 and December 1, 1996, the Company had outstanding letters of credit for $219 and $115, respectively.

            Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade receivables. The Company places its temporary cash investments ($62.6 million and $.1 million at November 30, 1997 and December 1, 1996, respectively) with quality financial institutions and, by policy, limits the amount of credit exposure to any one financial institution.

            The Company provides credit, in the normal course of business, to a large number of distributors and retailers and generally does not require collateral or other security to support customer receivables. Management believes that concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base, their dispersion across many different industries and geographies with no single customer accounting for more than 10% of net sales; however, the Company's ten largest customers accounted for approximately 27% and 34% of accounts receivable at November 30, 1997 and December 1, 1996, respectively. The Company performs on-going credit evaluations of its customers, maintains allowances for potential credit losses and carries credit insurance coverage for most of its large customer accounts.

            Fair Value:

            The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

            Cash and cash equivalents - The carrying amount approximates fair value because of the short maturity of these instruments.

            Debt (excluding capital lease obligations) - The fair value of the Company's debt is estimated based on the current rates offered to the Company for debt of the same remaining maturities.

            The estimated fair values of the Company's financial instruments at November 30, 1997 and December 1, 1996 are as follows:

                                                             1997                                1996
                                                   ------------------------          ---------------------------
                                                   Carrying          Fair            Carrying            Fair
                                                   Amount            Value             Amount            Value
                                                   --------        --------          ---------         ---------
         Cash and cash equivalents                 $ 65,449        $ 65,449           $  1,528          $  1,528
         Debt (excluding capital
                lease obligations)                 $ 54,204        $ 57,963           $ 62,559          $ 65,622


                 SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS
                    for the fiscal years 1997, 1996 and 1995
                                 (in thousands)

                   Column A                       Column B                  Column C                  Column D       Column E
                   --------                       --------        -----------------------------    -----------      ----------
                                                                            Additions
                                                  Balance at      Charged to         Charged to                     Balance at
                                                  Beginning       Costs and            Other                          End of
                Classification                     Of Period       Expenses           Accounts      Deductions        Period
                --------------                     ---------       --------           --------      ----------      ----------

1997:

     Allowance for doubtful accounts                $1,809         $   786            $185 (D)      $  938 (A)       $ 1,842
                                                    ======         =======            ====          ======           =======

     Reserve for customer returns and deductions    $  888         $     -            $  -          $  208 (B)       $   680
                                                    ======         =======            ====          ======           =======

     Reserve for inventory obsolescence             $2,229         $   601            $227          $1,868 (C)       $ 1,189
                                                    ======         =======            ====          ======           =======

1996:

     Allowance for doubtful accounts                $2,305         $   655            $  -          $1,151 (A)       $ 1,809
                                                    ======         =======            ====          ======           =======

     Reserve for customer returns and deductions    $1,721         $    34            $  -          $  867 (B)       $   888
                                                    ======         =======            ====          ======           =======

     Reserve for inventory obsolescence             $2,421         $ 2,216            $  -          $2,408 (C)       $ 2,229
                                                    ======         =======            ====          ======           =======

1995:

     Allowance for doubtful accounts                $2,510         $   916            $  -          $1,121 (A)       $ 2,305
                                                    ======         =======            ====          ======           =======

     Reserve for customer returns and deductions    $1,267         $   735            $  -          $  281 (B)       $ 1,721
                                                    ======         =======            ====          ======           =======

     Reserve for inventory obsolescence             $3,530         $ 1,778            $  -          $2,887 (C)       $ 2,421
                                                    ======         =======            ====          ======           =======



(A) Doubtful accounts written off, net of collection expenses.
(B) Primarily credits issued to customers.
(C) Largely the result of programs to dispose of fully reserved obsolete inventory. Amount is net of recoveries.
(D) Primarily due to the acquisition of Sallmetall.

Item 9.  Disagreements on Accounting and Financial Disclosure

                  Not applicable.


                                    PART III

Incorporated by Reference

                  The information called for by Item 10, "Directors and Executive Officers of the Registrant" (other than the information concerning executive officers set forth after Item 4 herein); Item 11, "Executive Compensation"; Item 12, "Security Ownership of Certain Beneficial Owners and Management"; and Item 13, "Certain Relationships and Related Transactions", is incorporated herein by reference to the following sections of the Company's definitive proxy statement for its Annual Meeting of Shareholders scheduled to be held April 15, 1998, which definitive proxy statement is expected to be filed with the Commission not later than 120 days after the end of the fiscal year to which this report relates:


         Form 10-K Item No.                 Proxy Statement Section
         ------------------                 -----------------------

              Item 10  . . . . . .  . . . . Proposal 1.  "ELECTION OF
                                            DIRECTORS"; "ADDITIONAL
                                            INFORMATION - Section
                                            16(a) Beneficial Ownership
                                            Reporting Compliance"

              Item 11  . . . . . .  . . . . Proposal 1.  "ELECTION OF
                                            DIRECTORS - Compensation
                                            of Directors"; "ADDITIONAL
                                            INFORMATION - Executive
                                            Compensation" (not including
                                            "Compensation Committee
                                            Report on Executive
                                            Compensation")

              Item 12  . . . . . .  . . . . "ADDITIONAL INFORMATION - Common
                                            Share Ownership by Certain
                                            Beneficial Owners and
                                            Management"

              Item 13  . . . . . .  . . . . "ADDITIONAL INFORMATION - Certain
                                            Relationships and Related
                                            Transactions"

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         (a) Documents filed as part of the Report

             1.   Financial Statements:                       Pages
                                                              -----
                 Report of Independent Accountants             F-1

                 Consolidated Statements of Income
                 for the fiscal years 1997, 1996
                 and 1995                                      F-2

                 Consolidated Balance Sheets,
                 November 30, 1997 and
                 December 1, 1996                              F-3

                 Consolidated Statements of
                 Stockholders' Equity for the
                 fiscal years 1997, 1996
                 and 1995                                      F-4

                 Consolidated Statements of
                 Cash Flows for the fiscal years
                 1997, 1996, and 1995                          F-5

                 Notes to Consolidated Financial
                 Statements                                    F-6-27

             2.  Financial Statement Schedule:

             II. Valuation and Qualifying
                 Accounts for the fiscal years
                 1997, 1996 and 1995                          F-28

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

              3.    Exhibits:

                    (2) Plans of acquisition and disposition:

                        (a) Share Purchase Agreement dated as of March 28, 1997
                            by and among Seal Products Subsidiary, Inc. and the various shareholders of Sallmetall B. V. (incorp. by ref. to Ex. 2 to Form 8-K as of March 28, 1997).

                        (b) Asset Purchase Agreement dated October 6, 1997 by
                            and among HON Industries, Inc., AHC, Inc., the Company, and Bevis Custom Furniture, Inc. (incorp. by ref. to Ex. 2 to Form 8-K as of November 13,
                            1997).

                    (3) Articles of incorporation and bylaws:

                        (a) Restated Articles of Incorporation, as amended
                            (composite) (filed herewith) (reference also is made to Exhibit 4(C) below for the Designation of Powers, Preferences, Rights and Qualifications of Preferred Stock).

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

                        (c) (1) Rights Agreement dated as of August 8, 1990
                            (including as Exhibit A thereto the Designation of Powers, Preferences, Rights and Qualifications of Preferred Stock), between the Company and Mellon Bank (East), N. A., as original Rights Agent (incorp. by ref. to Ex. 4.1 to August 1990 Form 8-K); and (2) Assignment and Assumption Agreement dated December 2, 1991, with American Stock Transfer and Trust Company, as successor Rights Agent (incorp. by ref. to Ex. 4(d) to fiscal 1991 Form 10-K).

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

                        (b) 1983 Stock Option and Stock Grant Plan, as amended,
                            of the Company (incorp. by ref. to Ex. 10(C) to fiscal 1996 Form 10-K).**

                        (c) 1993 Stock Option and Stock Grant Plan of the
                            Company, as amended (incorp. by ref. to Ex. 10 to Form 10-Q for quarter ended June 1, 1997).**

                        (d) Form of Stock Grant Agreement between the Company
                            and Messrs. Carney, Chandler, O'Meara and Precious (incorp. by ref. to Ex. 10(f) to fiscal 1995 Form 10-K).**

                        (e) 1994 Non-Employee Directors' Stock Option Plan
                            (incorp. be ref. to Ex. 10(f) to fiscal 1993 Form 10-K).**

                        (f) 1997 Non-Employee Director Compensation Plan (filed
                            herewith).**

                        (g) (1) Form of Change in Control Agreement between the
                            Company and various officers of the Company (incorp. by ref. to Ex. 10(I) to fiscal 1994 Form 10-K)** and
                            (2) list of executive officers who are parties (incorp. by ref. to Ex. 10(h) to fiscal 1996 Form 10-K).**

                        (h) Employment-Severance Agreement between the Company
                            and William E. Chandler (incorp. by ref. to Ex. 10(j) to fiscal 1993 Form 10-K).**

                        (i) (1) Supplemental Executive Benefits Plan of the
                            Company, effective January 1, 1995, and (2) related Amended and Restated Trust Agreement, effective January 1, 1995 (incorp. by ref. to Ex. 10(j) to fiscal 1996 Form 10-K).**

                        (j) Employment-Severance arrangements with Robert B.
                            Fritsch (incorp. by ref. To Ex. 10(k) to fiscal 1996 Form 10-K).**

                        (k) Employment Agreement, dated as of April 8, 1996,
                            between the Company and Donald L. Thompson (incorp. by ref. to Ex. 10 to Form 10-Q for quarter ended June 2, 1996).**

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

                    (27) Financial Data Schedule (filed herewith).

----------

* Reference also is made to (1) Articles 5th, 6th, 7th, and 8th of the Company's composite Articles of Incorporation (ex. 3(a) to this report) and (2) to Sections 1, 7, and 8 of the Company's By-laws (Ex. 3(b) to this report).

**       Indicates a management contract or compensatory plan or arrangement.


                  (b)      Reports on Form 8-K

                  During the fourth quarter of 1997, the Company filed a Report on Form 8-K with the Securities and Exchange Commission, reporting the Company's sale of its Bevis office furniture business.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               HUNT CORPORATION

Dated:  February 25 , 1998                     By: \s\ Donald L. Thompson
                                                   ---------------------------
                                                       Donald L. Thompson
                                                       Chairman, President and
                                                       Chief Executive Officer



                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the registrant and in the capacities and on the dates indicated:



  \s\ Donald L. Thompson                             February 25, 1998
------------------------------------
Donald L. Thompson
Chairman, President and
Chief Executive Officer



  \s\ William E. Chandler                            February 25, 1998
------------------------------------
William E. Chandler
Senior Vice President,
Finance (Principal Financial Officer)



  \s\ Donald Belcher                                 February 25, 1998
------------------------------------
Donald Belcher
Director



  \s\ Jack Farber                                    February 25, 1998
------------------------------------
Jack Farber
Director



  \s\ William F. Hamilton, Ph.D.                     February 25, 1998
------------------------------------
William F. Hamilton, Ph.D.
Director


   \s\  Mary R. Henderson                            February 25, 1998
------------------------------------
Mary R. (Nina) Henderson
Director

   \s\ Gordon A. MacInnes                                     February 25, 1998
------------------------------------
Gordon A. MacInnes
Director



------------------------------------                          February  , 1998
Wilson D. McElhinny
Director



   \s\ Robert H. Rock                                         February 25, 1998
------------------------------------
Robert H. Rock
Director



   \s\ Roderic H. Ross                                        February 25, 1998
------------------------------------
Roderic H. Ross
Director



   \s\ Victoria B. Vallely                                    February 25, 1998
------------------------------------
Victoria B. Vallely
Director



   \s\ John Fanelli III                                       February 25, 1998
------------------------------------
John Fanelli III
Vice President, Corporate Controller
(Principal Accounting Officer)

                                  EXHIBIT INDEX

                          (of Exhibits filed herewith)




(3)      Restated Articles of Incorporation, as amended (composite).


(10)(f)   1997 Non-Employee Director Compensation Plan.


(11)     Statement re: computation of per share earnings.


(21)     Subsidiaries.


(23)     Consent of Coopers & Lybrand L.L.P.


(27)     Financial Data Schedule.