Form 10-Q
period 1998-03-01
HUNT CORP
filed 1998-04-15
CIK 49146

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 1, 1998
                              -----------------------------------

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number                 1-8044
                      -------------------------------------------


                                HUNT CORPORATION
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

As of April 1, 1998, there were outstanding 11,277,000 shares of the registrant's common stock.

                                HUNT CORPORATION

                                      INDEX
                                                                         Page
                                                                         ----

PART I -     FINANCIAL INFORMATION
             ---------------------

Item 1 -     Financial Statements
             --------------------

             Condensed Consolidated Balance Sheets as of
             March 1, 1998 and November 30, 1997                          3

             Condensed Consolidated Statements of Income -
             Three Months Ended March 1, 1998 and March 2, 1997           4

             Condensed Consolidated Statements of Cash Flows -
             Three Months Ended March 1, 1998 and March 2, 1997           5

             Notes to Condensed Consolidated Financial
             Statements                                                  6 - 7

Item 2 -     Management's Discussion and Analysis of
             ---------------------------------------
             Financial Condition and Results of Operations               8 - 11
             ---------------------------------------------

PART II -    OTHER INFORMATION
             -----------------

Item 6 -     Exhibits and Reports on Form 8-K                            12
             --------------------------------

             Signatures                                                  13
             ----------

             Exhibit Index                                               14
             -------------

                      Part I - FINANCIAL INFORMATION                      Page 3
                               ---------------------

Item 1.     Financial Statements
                                Hunt Corporation
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)
                (In thousands except share and per share amounts)

                                                                               March 1,               November 30,
                                     ASSETS                                      1998                    1997
                                                                               ----------             ------------
Current assets:
     Cash and cash equivalents                                                 $  47,561              $    65,449
     Accounts receivable, less allowance for doubtful
       accounts: 1998, $2,001; 1997, $1,842                                       34,500                   33,565
     Inventories:
         Raw materials                                                             8,232                    7,345
         Work in process                                                           3,288                    2,845
         Finished goods                                                           11,057                    9,962
                                                                               ----------             ------------
            Total inventories                                                     22,577                   20,152

     Deferred income taxes                                                         7,070                    9,107
     Prepaid expenses and other current assets                                     2,392                    2,051
                                                                               ----------             ------------
              Total current assets                                               114,100                  130,324

Property, plant and equipment, at cost, less accumulated depreciation and amortization:
  1998, $39,772; 1997, $38,738                                                    44,961                   42,973
Excess of acquisition costs over net assets acquired,
   less accumulated amortization                                                  26,193                   26,906
Intangible assets, net                                                             2,512                    2,587
Other assets                                                                       7,576                    6,732
                                                                               ----------             ------------
                       Total assets                                            $ 195,342              $   209,522
                                                                               ==========             ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt                                         $   3,527              $     2,203
     Accounts payable                                                             10,989                   11,120
     Accrued expenses:
       Salaries, wages and commissions                                             2,875                    4,675
       Income taxes                                                                5,487                   14,089
       Insurance                                                                   1,881                    1,891
       Compensated absences                                                        1,983                    2,116
       Restructuring                                                               7,269                    9,385
       Other                                                                      14,179                   18,633
                                                                               ----------             ------------
              Total current liabilities                                           48,190                   64,112
Long-term debt, less current portion                                              53,871                   54,096
Deferred income taxes                                                              2,166                    3,527
Other non-current liabilities                                                     14,759                   13,126
Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.10 par value, authorized 1,000,000 shares (including
       50,000 shares of Series A Junior
       Participating Preferred); none issued                                           -                        -
     Common stock, $.10 par value, 40,000,000 shares
       authorized; issued:  1998 and 1997 -16,152,322 shares                       1,615                    1,615
     Capital in excess of par value                                                6,434                    6,434
     Cumulative translation adjustment                                              (659)                     275
     Retained earnings                                                           153,085                  151,093
                                                                               ----------             ------------
                                                                                 160,475                  159,417
Less cost of treasury stock:
1998 - 4,945,172 shares; 1997 - 4,985,224 shares                                 (84,119)                 (84,756)
                                                                               ----------             ------------
                       Total stockholders' equity                                 76,356                   74,661
                                                                               ----------             ------------
                          Total liabilities and stockholders' equity           $ 195,342              $   209,522
                                                                               ==========             ============

                     See accompanying notes to condensed consolidated financial statements.

                                Hunt Corporation
                   Condensed Consolidated Statements of Income
                                   (Unaudited)
                     (In thousands except per share amounts)

                                                                                       Three Months Ended
                                                                                   ----------------------------

                                                                                    March 1,         March 2
                                                                                      1998            1997
                                                                                   ------------    ------------


Net sales                                                                              $61,265         $61,404

Cost of sales                                                                           37,582          38,142
                                                                                   ------------    ------------


   Gross profit                                                                         23,683          23,262


Selling and shipping expenses                                                           10,910          11,709

Administrative and general expenses                                                      7,361           8,747

Restructuring and other                                                                      -            (438)
                                                                                   ------------    ------------


   Income from operations                                                                5,412           3,244


Interest expense                                                                         1,183           1,323

Other income, net                                                                         (867)            (33)
                                                                                   ------------    ------------

Income from continuing operations before income taxes                                    5,096           1,954

Provision for income taxes                                                               1,783             664
                                                                                   ------------    ------------

   Income from continuing operations                                                     3,313           1,290

Income from discontinued operations, net of income taxes of $607                             -           1,109
                                                                                   ------------    ------------

   Net income                                                                           $3,313         $ 2,399
                                                                                   ============    ============

Basic earnings per common share:
     Income from continuing operations                                                  $  .30         $   .12
     Income from discontinued operations                                                     -             .10
                                                                                   ------------    ------------
     Net income per share                                                               $  .30         $   .22
                                                                                   ============    ============

Diluted earnings per common share:
     Income from continuing operations                                                  $  .28         $   .11
     Income from discontinued operations                                                     -             .10
                                                                                   ------------    ------------
     Net income per share                                                               $  .28         $   .21
                                                                                   ============    ============


Dividends per common share                                                              $ .103         $  .095
                                                                                   ============    ============


                    See accompanying notes to condensed consolidated financial statements.

                                                                          Page 5
                                Hunt Corporation
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)

                                                                                  Three Months Ended
                                                                             ---------------------------------
                                                                             March 1,             March 2,
                                                                               1998                 1997
                                                                             ------------       --------------

Cash flows from operating activities:
Net income                                                                   $     3,313        $       2,399
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                                                 1,956                2,345
     Deferred income taxes                                                           676                  271
     Loss on disposals of property, plant and equipment                                4                   36
     Gain on sale of businesses                                                        -                 (474)
     Payments for special charges                                                 (2,169)                (181)
     Issuance of stock under management incentive bonus
        and stock grant plans                                                        197                  918
        Changes in operating assets and liabilities, including
        effect of divestitures                                                   (17,898)                 (22)
                                                                             ------------       --------------
          Net cash provided by (used in) operating activities                    (13,921)               5,292
                                                                             ------------       --------------

Cash flows from investing activities:
   Additions to property, plant and equipment                                     (4,092)                (995)
   Proceeds from sale of businesses                                                    -               10,956
   Other, net                                                                         20                 (837)
                                                                             ------------       --------------
         Net cash provided by (used in) investing activities                      (4,072)               9,124
                                                                             ------------       --------------

Cash flows from financing activities:
   Proceeds from issuance of long-term debt                                        1,385                    -
   Payments on long-term debt, including current maturities                         (167)             (11,000)
   Book overdrafts                                                                  (393)                   -
   Proceeds from exercise of stock options                                           932                  113
   Dividends paid                                                                 (1,145)              (1,043)
   Other, net                                                                        (38)                 139
                                                                             ------------       --------------
         Net cash provided by (used in) financing activities                         574              (11,791)
                                                                             ------------       --------------

Effect of exchange rate changes on cash                                             (469)                 (55)
                                                                             ------------       --------------

Net increase (decrease) in cash and cash equivalents                             (17,888)               2,570

Cash and cash equivalents, beginning of period                                    65,449                1,528
                                                                             ------------       --------------

Cash and cash equivalents, end of period                                     $    47,561        $       4,098
                                                                             ============       ==============


                            See accompanying notes to consolidated financial statements.

                             Hunt Manufacturing Co.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1. The accompanying condensed consolidated financial statements and related notes are unaudited; however, in management's opinion all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position at March 1, 1998 and the results of operations and cash flows for the periods shown have been made. Such statements are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by generally accepted accounting principles or those normally made in Form 10-K.

2. During the first quarter of fiscal 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 simplifies the standards for computing earnings per share by replacing the "primary" and "fully diluted" calculations previously used with "basic earnings per share" which includes only actual shares outstanding and "diluted earnings per share" which includes the effect of any common stock equivalents or other items that dilute earnings per share. Earnings per share amounts have been restated in accordance with SFAS No. 128 as shown below:

                                                                            Three Months Ended
                                                                    March 1, 1998        March 2, 1997
                                                                    -------------        -------------
Income from continuing operations                                   $3,313               $1,290
Income from discontinued operations                                      -                1,109
                                                                    ----------           ---------
Net income                                                           3,313                2,399

Basic earnings per share:
      Average common shares outstanding                             11,203               11,007

      Income from continuing operations                             $  .30               $  .12
      Income from discontinued operations                                -                  .10
                                                                    ----------           ---------
      Net income                                                     $ .30               $  .22

Diluted earnings per share:
      Average common shares outstanding                             11,203               11,007

      Add: common equivalent shares representing
      shares issuable upon exercise of stock options
      and stock grants                                                 590                  290
                                                                    ----------           ----------

      Average common shares and dilutive
      securities outstanding                                        11,793               11,297

      Income from continuing operations                               $.28                 $.11
      Income from discontinued operations                                -                  .10
                                                                    ----------           ----------
      Net income                                                      $.28                  .21


3. During the second quarter of fiscal 1997, the Company initiated a new strategy for growth and restructuring plan. As a result, the Company recorded a pre-tax charge to earnings of $26.8 million in fiscal 1997 of which 49% was for cash items. The following table sets forth the details and the cumulative activity in the various accruals associated with the restructuring plan in the Condensed Consolidated Balance Sheets at March 1,1998 (in thousands):

                               Accrual Balance         Current       Cash         Non-Cash      Accrual Balance
                            at November 30, 1997      Provision   Reductions     Reductions     at March 1, 1998
                            --------------------      ---------   ----------     ----------     ----------------

Restructuring and
     non-current liabilities         $11,391              -        $(2,169)        $  (13)             $ 9,209

PP&E, Inventory, and
   intangible assets                   2,091              -            -             (383)               1,708
                                     -------           -------      -------        -------             -------

Total                                $13,482              -        $(2,169)        $ (396)             $10,917

4. During the first quarter of fiscal 1997, the Company realized a net gain of $.5 million pre-tax, or $.03 per share after-tax, on the divestitures of its Lit-Ning business and its Hunt Data Products' MediaMate and Calise' brand products. The net gain is included in restructuring and other costs in the accompanying Condensed Consolidated Statements of Income

5. In November 1997, the Company sold its Bevis office furniture business. Bevis had sales of approximately $15.2 million and income after-taxes of $1.1 million in the first quarter of fiscal 1997. The Bevis business is presented as a discontinued operation in the accompanying Condensed Consolidated Statements of Income and Notes to Condensed Consolidated Financial Statements.

6. The Company has been sued for patent infringement with respect to one of its relatively minor products, and the trial is presently scheduled to commence during the Company's second fiscal quarter. The Court has ordered pretrial mediation of this matter. The plaintiff has offered to settle for a payment of $1.0 million by the Company and the Company's agreement to redesign the allegedly infringing product. Settlement discussions are continuing. Although the Company believes that it has good defenses to the plaintiff's claims and should ultimately prevail in the litigation if the matter is not settled, there can be no assurance that this will be the case.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion includes certain forward-looking statements. Such forward-looking statements represent management's assessment based upon information currently available, but are subject to risks and uncertainties which could cause actual results to differ materially from those set forth in the forward-looking statements. These risks and uncertainties include, but are not limited to, the Company's ability to successfully complete the implementation, and realize the anticipated growth and other benefits, of its strategic plan on a timely basis, the effect of general economic conditions, technological and other changes affecting the manufacture of and demand for the Company's products, competitive and other pressures in the market place, and other risks and uncertainties set forth herein and in the Company's Forms 10-Q, 10-K and 8-K filings with the Securities and Exchange Commission


In April 1997, the Company initiated a new strategy for growth and restructuring plan (the "strategic plan") designed to restore higher levels of sales growth, profitability and to reduce its cost structure. The cost reduction portion of the strategic plan resulted in cost savings of approximately $7.3 million in fiscal 1997 and management believes will result in annual cost savings of approximately $18.0 million in fiscal 1998. Approximately $4.7 million of the 1998 savings was realized in the first quarter of fiscal 1998. The cost savings are expected to result primarily from a significant reduction of the Company's stock keeping units ("SKU's"), the rationalization of manufacturing and warehouse facilities and from a major restructuring of its administrative and marketing and selling functions, most of which actions were accomplished during fiscal 1997. Although the Company expects realization of such future cost savings, there is no assurance that they will be achieved. (See Note 3 to the Notes to Condensed Consolidated Financial Statements.)

Results of Operations

Net Sales

Net sales from continuing operations of $61.3 million for the first quarter of fiscal 1998 declined .2% from the first quarter of fiscal 1997 largely due to the divestitures of the Lit-Ning, Hunt Data Products and Speedball brand products businesses, and to a lesser extent, to other products rationalized during fiscal 1997. Excluding the sales of divested businesses and product rationalization, net sales would have increased 19% in the first quarter of fiscal 1998 compared to the first quarter of fiscal 1997. This increase was largely attributable to higher sales of presentation products (up 21%), such as foamboard, mounting and laminating equipment and supplies products, and consumer products (up 16%), consisting of office and art supplies products.

Export sales decreased 9% in the first quarter of 1998 compared to the same prior year period. Excluding the sales of divested businesses and product rationalization, export sales would have increased 15% over the first quarter of fiscal 1997. Foreign sales increased 12% in the first quarter of fiscal 1998 compared to the same period of fiscal

1997, primarily due to sales of products of Sallmetall (acquired near the end of March 1997). Excluding the effects of Sallmetall and product rationalization, foreign sales would have decreased 13% from the same prior year period.

Gross Profit

The Company's gross profit percentage increased to 38.7% of net sales in the first quarter of fiscal 1998 from 37.9% in the first quarter of fiscal 1997. The first quarter improvement in gross profit percentage reflects the results of the cost saving initiatives undertaken as part of the Company's restructuring plan as previously discussed coupled with the incremental margin attributable to higher sales associated with the Company's strategic plan. Although the Company has experienced some stabilization in the costs of some of its raw materials, management is uncertain if this condition will continue.

Selling, Shipping, Administrative and General Expenses

Selling and shipping expenses, as a percentage of net sales, decreased to 17.8% for the first quarter of fiscal 1998 compared to the prior year first quarter expense levels of 19.1%. This decrease was principally due to lower marketing administration expense primarily due to lower headcount resulting from the Company's strategic plan, previously mentioned and to lower promotional and freight expenses.

Administrative and general expenses decreased $1.4 million, or 16%, in the first quarter of fiscal 1998 compared to the first quarter of fiscal 1997 due primarily to prior year consulting fees related to the Company's strategic plan ($1.0 million pre-tax, or $.06 per share after tax on a basic and diluted basis) and to current year capitalization of costs in connection with the adoption of Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use."

Restructuring and Other

In the first quarter of fiscal 1997, the Company realized a net gain on business divestitures of $.5 million pre-tax, or $.03 per share after-tax.

Interest Expense

Interest expense decreased $0.1 million, or 10%, in the first quarter of fiscal 1998 from the first quarter of fiscal 1997 due to a lower average debt balance.

Other Income, Net

The increase in other income, net, of $.9 million in the first quarter of fiscal 1998 compared to $33,000 in the first quarter of fiscal 1997 was due to higher interest income resulting from higher average cash balances.

Provision for Income Taxes

The Company's effective income tax rate from continuing operations was 35% for the first quarter of fiscal 1998 compared to 34% for the first quarter of fiscal 1997.

Financial Condition

The Company's working capital decreased slightly to $65.9 million at the end of the first quarter of fiscal 1998 from $66.2 million at the end of fiscal 1997. The current ratio increased to 2.4 at March 1, 1998 from 2.0 at November 30, 1997. The Company's debt/capitalization percentage remained constant at 43% at the end of the first quarter of fiscal 1998 compared to the end of fiscal 1997. Available cash balances were sufficient during the first three months of fiscal 1998 to fund additions to property, plant and equipment of $4.1 million and pay cash dividends of $1.1 million.

Current assets decreased to $114.1 million at the end of the first quarter of fiscal 1998 from $130.3 million at the end of fiscal 1997, largely as a result of lower cash and cash equivalent balances and deferred income taxes partially offset by higher inventory. The decrease in cash and cash equivalents was largely due to income tax payments in connection with the net gains on business divestitures, capital expenditures and payments associated with the restructuring plan. Inventories increased to $22.6 million at March 1, 1998 from $20.2 million at November 30, 1997, due principally to higher anticipated sales volume. The $2.0 million decrease in deferred income taxes was due to temporary differences between reporting for financial and income tax purposes in connection with the restructuring charges.

Current liabilities decreased to $48.2 million at the end of the first quarter of fiscal 1998 from $64.1 million at the end of fiscal 1997. This decrease was largely attributable to the payments of income taxes and reductions in the accruals associated with the Company's business divestitures and restructuring plan.

The effect of unfavorable currency exchange rates for the British pound sterling and the Dutch guilder (the functional currencies of the Company's U.K. and Holland operations, respectively) was the principal cause for the $0.9 million decrease in the cumulative translation adjustment account in stockholders' equity.

The Company has a revolving credit agreement of $75 million and a line of credit agreement of $2.5 million. There was $1.6 million borrowed under these credit facilities as of March 1, 1998. Management believes that funds generated from operations, combined with the existing credit facilities, will be sufficient to meet currently anticipated working capital and other capital and debt service requirements. Should the Company require additional funds, management believes that the Company could obtain them at competitive costs. Management currently expects that total fiscal 1998 expenditures for additions to property, plant and equipment to increase capacity and productivity will approximate $15.0 million, of which approximately $4.1 million has been expended through the first three months of fiscal 1998.

New Accounting Standards

During the first quarter of fiscal 1998, the Company adopted several new accounting standards:

SFAS No. 128, "Earnings per Share", changes the manner in which earnings per share amounts are calculated and presented. See Note 2 to Condensed Consolidated Financial Statements herein.

SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", provides guidance in accounting for the costs of computer software developed or obtained for internal use and for determining if computer software is for internal use. The adoption of this Statement does not have a material impact on the Company's results of operations or financial position.

SOP 96-1, "Environmental Remediation Liabilities," provides guidance on specific accounting issues that are present in the recognition, measurement, display and disclosure of environmental remediation liabilities. The adoption of this statement does not have a material impact on the Company's results of operations or financial position.

During 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 requires that the components of comprehensive income be reported in the financial statements. SFAS No. 131 requires the reporting of segment information utilizing the approach that the Company uses to manage its internal organization. Also, SFAS 131 requires the reporting of segment information on a condensed basis for interim periods beginning in fiscal 1999. The statements are effective for fiscal years beginning after December 15, 1997. The adoption of SFAS No. 130 and SFAS No. 131 is not expected to have any impact on the Company's consolidated results of operations, financial position or cash flows.

Item 6 Exhibits and Reports on Form  8-K


(a) Exhibits

27.    Financial Data Schedule for the quarter ended March 1, 1998.
27.1   Restated Financial Data Schedule for the year ended November 30, 1997.
27.2   Restated Financial Data Schedule for the quarter ended March 2, 1997.
27.3   Restated Financial Data Schedule for the quarter ended June 1, 1997.
27.4   Restated Financial Data Schedule for the quarter ended August 31, 1997.
27.5   Restated Financial Data Schedule for the year ended December 1, 1996.
27.6   Restated Financial Data Schedule for the quarter ended March 3, 1996.
27.7   Restated Financial Data Schedule for the quarter ended June 2, 1996.
27.8   Restated Financial Data Schedule for the quarter ended September 1, 1996.
27.9   Restated Financial Data Schedule for the year ended December 3, 1995.



(b) Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter for which this report is filed.

---------------

                                   SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                HUNT CORPORATION.


  Date      April 14, 1998           By /s/  William E. Chandler
      -----------------------------    ----------------------------
                                       William E. Chandler
                                       Senior Vice President, Finance
                                       (Principal Financial Officer)


  Date      April 14, 1998           By /s/  Donald L. Thompson
      ------------------------------   ---------------------------
                                       Donald L. Thompson
                                       Chairman of the Board
                                       and Chief Executive Officer


  Date      April 14, 1998           By /s/  John Fanelli III
      ------------------------------   -------------------------
                                       John Fanelli III
                                       Vice President, Corporate Controller
                                       (Principal Accounting Officer)

                                  EXHIBIT INDEX


Exhibit 27     - Financial Data Schedule for the quarter ended March 1, 1998.
                 -----------------------------------------------------------

Exhibit 27.1   - Restated Financial Data Schedule for the year ended November 30, 1997.
                 ----------------------------------------------------------------------

Exhibit 27.2   - Restated Financial Data Schedule for the quarter ended March 2, 1997.
                 ---------------------------------------------------------------------

Exhibit 27.3   - Restated Financial Data Schedule for the quarter ended June 1, 1997.
                 --------------------------------------------------------------------

Exhibit 27.4   - Restated Financial Data Schedule for the quarter ended August 31, 1997.
                 -----------------------------------------------------------------------

Exhibit 27.5   - Restated Financial Data Schedule for the year ended December 1, 1996.
                 ---------------------------------------------------------------------

Exhibit 27.6   - Restated Financial Data Schedule for the quarter ended March 3, 1996.
                 ---------------------------------------------------------------------

Exhibit 27.7   - Restated Financial Data Schedule for the quarter ended June 2, 1996.
                 --------------------------------------------------------------------

Exhibit 27.8   - Restated Financial Data Schedule for the quarter ended September 1, 1996.
                 -------------------------------------------------------------------------

Exhibit 27.9   - Restated Financial Data Schedule for the year ended December 3, 1995.
                 ---------------------------------------------------------------------
