Form 10-K/A
period 1997-11-30
HUNT CORP
filed 1998-06-30
CIK 49146

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

                     ANNUAL REPORT PURSUANT TO SECTION 13 OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                               Commission File
November 30, 1997                                       No. 1-8044

                                HUNT CORPORATION
                                  (Registrant)

       Pennsylvania                                   21-0481254
----------------------------              ---------------------------------
  (State of incorporation)                (IRS Employer Identification No.)

   One Commerce Square
   2005 Market Street
   Philadelphia, PA                                  19103-7085
----------------------------              ---------------------------------
(Address of principal executive                      (Zip Code)
 offices)

Registrant's telephone number, including area code:  (215) 656-0300

Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange
         Title of each class:                            on which registered:
         --------------------                           ----------------------

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

                  The number of shares of the registrant's Common Shares outstanding as of June 1, 1998 was 11,286,000.

                           AMENDMENT TO 1997 FORM 10-K


                  Pursuant to General Instruction F to Form 10-K and Rule 15d-21 under the Securities Exchange Act of 1934, Hunt Corporation's Annual Report on Form 10-K for the fiscal year ended November 30, 1997 is hereby amended to include the attached financial statements described in amended Item 14(a)(1)(B) below required by Form 11-K with respect to the Hunt Corporation Savings Plan for the Plan's fiscal year ended December 31, 1997. The Savings Plan is subject to the Employee Retirement Income Security Act of 1974. Item 14 as amended provides in its entirety as follows:


Item 14.  Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K

          (a)   Documents Filed as a part of the Report

                1. Financial Statements:
                   ---------------------

                   A. The Company and subsidiaries:                    Pages
                      -----------------------------                    -----
                   Report of Independent Accountants                    F-1

                   Consolidated Statements of
                   Income for the fiscal years
                   1997, 1996 and 1995                                  F-2

                   Consolidated Balance Sheets,
                   November 30, 1997 and
                   December 1, 1996                                     F-3

                   Consolidated Statements of
                   Stockholders' Equity
                   for the fiscal years 1997, 1996
                   and 1995                                             F-4

                   Consolidated Statements of
                   Cash Flows for the fiscal years
                   1997, 1996 and 1995                                  F-5

                   Notes to Consolidated Financial                      F-6-27
                   Statements

                   B. The Savings Plan:

                            Report of Independent Accountants           PF-1

                                                                        Pages
                                                                        -----

                   Statements of Net Assets Available
                   for Benefits, with Fund Information
                   as of December 31, 1997 and 1996                     PF-2-3

                   Statements of Changes in Net Assets
                   Available for Benefits, with Fund
                   Information for the years ended
                   December 31, 1997, 1996 and 1995                     PF-4-6

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

                3. Exhibits:
                   ---------

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

                   (3) Articles of incorporation and bylaws:

                       (a) Restated Articles of Incorporation, as amended
                           (composite) (incorp. by ref. to Ex. 3(a) to fiscal 1997 Form 10-K) (reference also is made to Exhibit 4(c) below for the Designation of Powers, Preferences, Rights and Qualifications of Preferred Stock).

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

                       (b) 1983 Stock Option and Stock Grant Plan, as amended,
                           of the Company (incorp. by. ref. to Ex. 10(c) to fiscal 1996 Form 10-K).**

                       (c) 1993 Stock Option and Stock Grant Plan of the
                           Company, as amended, (incorp. by ref. to Ex. 10(d) to fiscal 1996 Form 10-K).**

                       (d) Form of Stock Grant Agreement between the Company and
                           Messrs. Carney, Chandler, O'Meara, and Precious (incorp. by ref. to Exhibit 10(f) to fiscal 1995 Form 10-K).**

                       (e) 1994 Non-Employee Directors' Stock Option Plan
                           (incorp. by ref. to Ex. 10(f) to fiscal 1993 Form 10-K).**

                       (f) 1997 Non-Employee Director Compensation Plan (incorp.
                           by ref. to Ex. 10(f) to fiscal 1997 Form 10-K).**

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

                       (k) Employment Agreement dated as of April 8, 1996
                           between the Company and Donald L. Thompson (incorp. by ref. to Ex. 10 to Form 10-Q for quarter ended June 2, 1996).**

                  (11) Statement re: computation of per share earnings (incorp.
                       by ref. to Ex. 11 to fiscal 1997 Form 10-K).

                  (21) Subsidiaries (incorp. by ref. to Ex. 21 to fiscal 1997
                       Form 10-K).

                  (23) (a) Consent of Coopers & Lybrand L.L.P. to incorporation by reference, in Registration Statements Nos. 33-70660, 33-25947, 33-6359, 2-83144, 33-57105 and 33-57103 on Form
                       S-8, of their report on the consolidated financial statements and schedules included in this report (incorp. by ref. to Ex. 23 to fiscal 1997 Form 10-K).

                       (b) Consent of Coopers & Lybrand L.L.P. to incorporation by reference, in Registration Statement Nos. 33-6359 and 33-57103 on Form S-8, of their report on the financial statements related to the Savings Plan included with this report as amended (filed herewith).

                  (27) Financial Data Schedule (incorp. by ref. to Ex. 27 to
                       Fiscal 1997 Form 10-K).

 ------------
 * Reference also is made to (I) Articles 5th, 6th, 7th and 8th of the Company's composite Articles of Incorporation (Ex. 3(a) to this report), and (ii) to Sections 1, 7 and 8 of the Company's By- laws (Ex. 3 (b) to this report).

** Indicates a management contract or compensatory plan or arrangement.

                  (b) Reports on Form 8-K

                  During the fourth quarter of 1997, the Company filed a Report on Form 8-K with the Securities and Exchange Commission, reporting the Company's sale of its Bevis office furniture business.

                                  ------------

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                HUNT CORPORATION



Dated:  June 30, 1998                 By: /s/ Donald L. Thompson
                                          --------------------------------------
                                          Donald L. Thompson
                                          Chairman of the Board, President and
                                          Chief Executive Officer



                                      By: /s/ William E. Chandler
                                          --------------------------------------
                                          William E. Chandler
                                          Senior Vice President, Finance
                                          (Principal Financial Officer)

                        Report of Independent Accountants

To the Administrative Committee of
    Hunt Corporation:

We have audited the accompanying statements of net assets available for benefits of Hunt Corporation Savings Plan (the "Plan") as of December 31, 1997 and 1996, and the related statements of changes in net assets available for benefits for the years ended December 31, 1997, 1996 and 1995. These financial statements are the responsibility of the Administrative Committee. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Plan as of December 31, 1997 and 1996, and the changes in net assets available for benefits for the years ended December 31, 1997, 1996 and 1995, in conformity with generally accepted accounting principles.

Our audits were performed for the purpose of forming an opinion on the basic financial statements taken as whole. The supplemental schedules (unbound) of Assets Held for Investment Purposes and Reportable Transactions are presented for the purpose of additional analysis and are not a required part of the basic financial statements but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. The Fund Information in the statement of net assets available for benefits and the statement of changes in net assets available for benefits is presented for purposes of additional analysis rather than to present the net assets available for plan benefits and changes in net assets available for plan benefits of each fund. The supplemental schedules and Fund Information have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.





COOPERS & LYBRAND L.L.P.


2400 Eleven Penn Center
Philadelphia, Pennsylvania
June 18, 1998

                                HUNT CORPORATION
                                  SAVINGS PLAN

     Statement of Net Assets Available for Benefits, With Fund Information,
                             as of December 31, 1997

                                                                                     Participant Directed
                                                                    ------------------------------------------------------
                                                                                Capital
                                                                    Balanced  Preservation   Select      Ultra       Stock
                          ASSETS                                     Fund      Trust Fund    Fund        Fund        Fund
                                                                    --------  ------------   ------      -----       -----
Investment, at fair value (Note 2):

    Shares of registered investment companies:
       Balanced Fund, 153,903 units at $18.140/unit
        (cost $2,589,907)                                         $2,791,796
       Benham Preservation Fund, 5,305,848 units at $1.00/unit
        (cost $5,305,848)                                                     $5,305,848

       Select Fund, 134,815 units at $42.590/unit
        (cost $5,426,061)                                                                  $5,741,759

       Ultra Fund, 269,805 units at $27.300/unit
        (cost $6,545,871)                                                                              $7,365,694

       Value Fund, 187,508 units at $6.950/unit
        (cost $1,330,467)


    Hunt Corporation 219,271 shares at $23.688/share
        (cost $3,634,902)                                                                                           $2,057,648

Participant loans (cost $0)

Receivables:
    Employer's contribution                                            2,570       5,535        5,766       6,135        1,708
    Participants' contribution                                        45,331      26,685       34,175      43,946       15,174
    Interest                                                                      24,583
                                                                  ----------  ----------   ----------  ----------   ----------

             Total assets                                          2,839,697   5,362,651    5,781,700   7,415,775    2,074,530

                          LIABILITIES                                      -           -            -           -            -
                                                                  ----------  ----------   ----------  ----------   ----------

             Net assets available for benefits                    $2,839,697  $5,362,651   $5,781,700  $7,415,775   $2,074,530
                                                                  ==========  ==========   ==========  ==========   ==========


                                                                                                 Non-
                                                                                              Participant
                                                                     Participant Directed       Directed
                                                                     --------------------    -------------

                                                                     Value    Participant       Stock
                          ASSETS                                     Fund        Loans          Fund               Total
                                                                     -----    -----------       -----              -----
Investment, at fair value (Note 2):

    Shares of registered investment companies:
       Balanced Fund, 153,903 units at $18.140/unit
        (cost $2,589,907)                                                                                        $ 2,791,796

       Benham Preservation Fund, 5,305,848 units at $1.00/unit
        (cost $5,305,848)                                                                                          5,305,848

       Select Fund, 134,815 units at $42.590/unit
        (cost $5,426,061)                                                                                          5,741,759

       Ultra Fund, 269,805 units at $27.300/unit
        (cost $6,545,871)                                                                                          7,365,694

       Value Fund, 187,508 units at $6.950/unit
        (cost $1,330,467)                                           $1,303,177                                     1,303,177


    Hunt Corporation 219,271 shares at $23.688/share
        (cost $3,634,902)                                                                         $3,210,301       5,267,949

Participant loans (cost $0)                                                       $  952,944                         952,944

Receivables:
    Employer's contribution                                              1,061                                        22,775
    Participants' contribution                                          11,191                                       176,502
    Interest                                                                                                          24,583
                                                                    ----------    ----------      ----------     -----------

             Total assets                                            1,315,429       952,944       3,210,301      28,953,027

                          LIABILITIES                                        -             -               -               -
                                                                    ----------    ----------      ----------     -----------

             Net assets available for benefits                      $1,315,429    $  952,944      $3,210,301     $28,953,027
                                                                    ==========    ==========      ==========     ===========

    The accompanying notes are an integral part of the financial statements.

                                HUNT CORPORATION
                                  SAVINGS PLAN

     Statement of Net Assets Available for Benefits, With Fund Information,
                             as of December 31, 1996

                                                                                     Participant Directed
                                                                    ------------------------------------------------------
                                                                                Capital
                                                                    Balanced  Preservation   Select      Ultra       Stock
                          ASSETS                                     Fund      Trust Fund    Fund        Fund        Fund
                                                                    --------  ------------   ------      -----       -----
Investment, at fair value (Note 2):

    Shares of registered investment companies:
       Balanced Fund, 140,818 units at $17.26/unit
        (cost $2,287,258)                                         $2,430,533

       Benham Preservation Fund, 5,555,986 units at $1.00/unit
        (cost $5,555,986)                                                     $5,555,986

       Select Fund, 114,217 units at $38.53/unit
        (cost $4,439,341)                                                                  $4,400,764

       Ultra Fund, 229,342 units at $28.09/unit
        (cost $5,117,008)                                                                              $6,442,224

       Value Fund, 124,021 units at $6.59/unit
        (cost $781,112)


    Hunt Corporation 198,471 shares at $18.13/share
        (cost $3,100,463)                                                                                           $1,289,024

Participant loans (cost $0)

Cash                                                                                                                        14

Receivables:
    Employer's contribution                                            4,614       8,971        8,668      10,861        2,291
    Participants' contribution                                        21,739      43,493       41,517      52,137       10,378
    Interest                                                                      24,687
                                                                  ----------  ----------   ----------  ----------   ----------

             Total assets                                          2,456,886   5,633,137    4,450,949   6,505,222    1,301,707
                                                                  ----------  ----------   ----------  ----------   ----------

                          LIABILITIES                                      -           -            -           -            -
                                                                  ----------  ----------   ----------  ----------   ----------

             Net assets available for benefits                    $2,456,886  $5,633,137   $4,450,949  $6,505,222   $1,301,707
                                                                  ==========  ==========   ==========  ==========   ==========


                                                                                                 Non-
                                                                                              Participant
                                                                     Participant Directed       Directed
                                                                     --------------------    -------------

                                                                     Value    Participant       Stock
                          ASSETS                                     Fund        Loans          Fund               Total
                                                                     -----    -----------       -----              -----
Investment, at fair value (Note 2):

    Shares of registered investment companies:
       Balanced Fund, 140,818 units at $17.26/unit
        (cost $2,287,258)                                                                                        $ 2,430,533

       Benham Preservation Fund, 5,555,986 units at $1.00/unit
        (cost $5,555,986)                                                                                          5,555,986

       Select Fund, 114,815 units at $38.53/unit
        (cost $4,439,341)                                                                                          4,400,764

       Ultra Fund, 229,342 units at $28.09/unit
        (cost $5,117,008)                                                                                          6,442,224

       Value Fund, 124,021 units at $6.59/unit
        (cost $781,112)                                             $  817,295                                       817,295


    Hunt Corporation 198,471 shares at $18.13/share
        (cost $3,100,463)                                                                         $2,309,316       3,598,340

Participant loans (cost $0)                                                       $  758,799                         758,799

Cash                                                                                                                      14

Receivables:
    Employer's contribution                                              1,814                                        37,219
    Participants' contribution                                          10,051                                       179,315
    Interest                                                                                                          24,687
                                                                    ----------    ----------      ----------     -----------

             Total assets                                              829,160       758,799       2,309,316      24,245,176
                                                                    ----------    ----------      ----------     -----------

                          LIABILITIES                                        -             -               -               -
                                                                    ----------    ----------      ----------     -----------

             Net assets available for benefits                      $  829,160    $  758,799      $2,309,316     $24,245,176
                                                                    ==========    ==========      ==========     ===========

    The accompanying notes are an integral part of the financial statements.

                                HUNT CORPORATION
                                  SAVINGS PLAN

           Statement of Changes in Net Assets Available for Benefits, With Fund Information, for the year ended December 31, 1997

                                                                                            Participant Directed
                                                                 -------------------------------------------------------------------
                                                                                 Capital
                                                                  Balanced     Preservation     Select       Ultra        Stock
                    ADDITIONS                                       Fund        Trust Fund       Fund        Fund          Fund
                                                                  --------     ------------     -------      ------       ------
Additions to net assets attributed to:
  Investment income:
    Net appreciation (depreciation) in fair value of assets      $  122,317                   $  505,584    $   59,934    $ 462,511
    Dividends                                                       278,471                      914,669     1,442,588       30,051
    Interest                                                                    $  291,796

  Contributions:
    Participants'                                                   296,129        502,113       518,697       711,562      212,460
    Employer's                                                       48,269         95,575        98,946       120,882       31,594
                                                                 ----------     ----------    ----------    ----------   ----------
      Total additions                                               745,816        889,484     2,037,896     2,334,966      736,616
                                                                 ----------     ----------    ----------    ----------   ----------
                    DEDUCTIONS
Deductions from net assets attributed to:
  Benefits paid to participants                                    (361,092)      (720,562)     (654,716)   (1,000,899)    (183,480)
  Management fees                                                    (1,626)        (4,647)       (2,363)         (957)        (283)
                                                                 ----------     ----------    ----------    ----------   ----------
      Total deductions                                             (362,718)      (725,209)     (657,079)   (1,001,856)    (183,763)
                                                                 ----------     ----------    ----------    ----------   ----------
Net increase (decrease) prior to interfund transfers                382,468        164,275     1,380,817     1,333,110      552,853
Interfund transfers                                                     343       (434,761)      (50,066)     (422,557)     219,970
                                                                 ----------     ----------    ----------    ----------   ----------
      Net increase (decrease)                                       382,811       (270,486)    1,330,751       910,553      772,823
Net assets available for benefits
  Beginning of year                                               2,456,886      5,633,137     4,450,949     6,505,222    1,301,707
                                                                 ----------     ----------    ----------    ----------   ----------
  End of year                                                    $2,839,697     $5,362,651    $5,781,700    $7,415,775   $2,074,530
                                                                 ==========     ==========    ==========    ==========   ==========

                                                                                                  Non-
                                                                                               Participant
                                                                    Participant Directed        Directed
                                                                 --------------------------     --------

                                                                   Value       Participant       Stock
                    ADDITIONS                                       Fund          Loans          Fund        Total
                                                                  --------     ------------     -------      ------
Additions to net assets attributed to:
  Investment income:
    Net appreciation (depreciation) in fair value of assets      $  (30,986)                  $  783,294    $1,902,654
    Dividends                                                       246,160                       52,334     2,964,273
    Interest                                                                    $   66,896                     358,692

  Contributions:
    Participants'                                                   147,207                                  2,388,168
    Employer's                                                       22,527                      473,239       891,032
                                                                 ----------     ----------    ----------   -----------
      Total additions                                               384,908         66,896     1,308,867     8,504,819
                                                                 ----------     ----------    ----------   -----------
                    DEDUCTIONS
Deductions from net assets attributed to:
  Benefits paid to participants                                    (378,668)       (92,423)     (395,022)   (3,786,862)
  Management fees                                                      (230)                                   (10,106)
                                                                 ----------     ----------    ----------   -----------
      Total deductions                                             (378,898)       (92,423)     (395,022)   (3,796,968)
                                                                 ----------     ----------    ----------   -----------
Net increase (decrease) prior to interfund transfers                  6,010        (25,527)      913,845     4,707,851
Interfund transfers                                                 480,259        219,672       (12,860)       --
                                                                 ----------     ----------    ----------   -----------
      Net increase (decrease)                                       486,269        194,145       900,985     4,707,851
Net assets available for benefits
  Beginning of year                                                 829,160        758,799     2,309,316    24,245,176
                                                                 ----------     ----------    ----------   -----------
  End of year                                                    $1,315,429     $  952,944    $3,210,301   $28,953,027
                                                                 ==========     ==========    ==========   ===========

    The accompanying notes are an integral part of the financial statements.

                                HUNT CORPORATION
                                  SAVINGS PLAN

           Statement of Changes in Net Assets Available for Benefits, With Fund Information, for the year ended December 31, 1996

                                                                                           Participant Directed
                                                           --------------------------------------------------------
                                                                        Capital
                                                           Balanced   Preservation    Select      Ultra       Stock
                        ADDITIONS                            Fund      Trust Fund      Fund        Fund       Fund
                                                           --------   ------------    ------      -----       ------
        Additions to net assets attributed to:
          Investment income:
            Net appreciation in fair value of assets      $  38,417               $   259,550   $ 425,387  $  102,310
            Dividends                                       243,264                   414,217     365,455      27,573
            Interest                                                  $  293,843

          Contributions:
            Participants'                                   288,073      610,051      527,514     722,649     168,883
            Employer's                                       55,277      112,245      102,183     127,966      29,106
                                                         ----------   ----------   ----------  ----------  ----------
                  Total additions                           625,031    1,016,139    1,303,464   1,641,457     327,872
                                                         ----------   ----------   ----------  ----------  ----------
                       DEDUCTIONS

        Deductions from net assets attributed to:
          Benefits paid to participants                    (154,442)    (333,615)    (227,279)   (339,940)    (76,545)
          Management fees                                    (1,448)      (3,707)      (2,253)     (1,376)       (120)
                                                         ----------   ----------   ----------  ----------  ----------
                  Total deductions                         (155,890)    (337,322)    (229,532)   (341,316)    (76,665)
                                                         ----------   ----------   ----------  ----------  ----------
        Net increase prior to interfund transfers           469,141      678,817    1,073,932   1,300,141     251,207

        Interfund transfers                                (311,766)      97,833      (13,469)     63,015    (130,291)
                                                         ----------   ----------   ----------  ----------  ----------
               Net increase                                 157,375      776,650    1,060,463   1,363,156     120,916
                                                         ----------   ----------   ----------  ----------  ----------
        Net assets available for benefits:
          Beginning of year                               2,299,511    4,856,487    3,390,486   5,142,066   1,180,791
                                                         ----------   ----------   ----------  ----------  ----------
          End of year                                    $2,456,886   $5,633,137   $4,450,949  $6,505,222  $1,301,707
                                                         ==========   ==========   =========   ==========  ==========

                                                                                      Non-
                                                                                   Participant
                                                                                     Directed
                                                           ---------------------   ------------

                                                            Value     Participant     Stock
                        ADDITIONS                           Fund         Loans        Fund           Total
                                                           --------   ------------    ------         -----
        Additions to net assets attributed to:
          Investment income:
            Net appreciation in fair value of assets      $  44,423                $  100,806     $  970,893
            Dividends                                        77,595                    47,202      1,175,306
            Interest                                                  $  60,452                      354,295
          Contributions:
            Participants'                                   109,017                                2,426,187
            Employer's                                       14,432                   358,272        799,481
                                                         ----------   ---------    ----------    -----------
                  Total additions                           245,467      60,452       506,280      5,726,162
                                                         ----------   ----------   ----------    -----------
                       DEDUCTIONS

        Deductions from net assets attributed to:
          Benefits paid to participants                     (16,852)     (21,126)     (98,927)    (1,268,726)
          Management fees                                      (110)                                  (9,014)
                                                         ----------   ----------   ----------    -----------
                  Total deductions                          (16,962)     (21,126)     (98,927)    (1,277,740)
                                                         ----------   ----------   ----------    -----------
        Net increase prior to interfund transfers           228,505       39,326      407,353      4,448,422

        Interfund transfers                                 372,614      101,370     (179,306)        --
                                                         ----------   ----------   ----------    -----------
               Net increase                                 601,119      140,696      228,047      4,448,422
                                                         ----------   ----------   ----------    -----------
        Net assets available for benefits:
          Beginning of year                                 228,041      618,103    2,081,269     19,796,754
                                                         ----------   ----------   ----------    -----------
          End of year                                    $  829,160   $  758,799   $2,309,316    $24,245,176
                                                         ==========   ==========   =========     ===========

    The accompanying notes are an integral part of the financial statements.

                                HUNT CORPORATION
                                  SAVINGS PLAN

           Statement of Changes in Net Assets Available for Benefits, With Fund Information, for the year ended December 31, 1995




                                                                                 Participant Directed
                                                               --------------------------------------------------------------------
                                                                               Capital
                                                                Balanced     Preservation      Select        Ultra        Stock
                                                                  Fund         Trust Fund       Fund          Fund         Fund
                                                                ---------    -------------    --------       -------     -------
                             ADDITIONS

Additions to net assets attributed to:
   Investment income:
      Net appreciation (depreciation) in fair value of assets  $  196,236                      $  173,997   $1,056,051   $  339,024
      Dividends                                                   192,784                         410,693      237,926       36,130
      Interest                                                                  $  219,697

   Contributions:
      Participants'                                               293,193          563,568        498,744      627,236      204,376
      Employer's                                                   56,260          108,456         96,930      110,024       35,944
                                                               ----------       ----------     ----------   ----------   ----------
                  Total additions                                 738,473          891,721      1,180,364    2,031,237      615,474
                                                               ----------       ----------     ----------   ----------   ----------
                             DEDUCTIONS

Deductions from net assets attributed to:
   Benefits paid to particpants                                  (200,865)        (314,596)      (133,686)    (192,718)    (122,525)
   Management fees                                                 (2,340)          (6,012)        (2,722)      (1,243)        (239)
                                                                ----------       ----------     ----------   ----------   ----------
                 Total deductions                                (203,205)        (320,608)      (136,408)    (193,961)    (122,764)
                                                                ----------       ----------     ----------   ----------   ----------
Net increase prior to interfund transfers                         535,268          571,113      1,043,956    1,837,276      492,710

   Interfund transfers                                            (91,751)         257,696       (195,149)     (39,545)    (670,482)
                                                                ----------       ----------     ----------   ----------   ----------
                Net increase (decrease)                           443,517          828,809        848,807    1,797,731     (177,772)

Net assets available for benefits:
   Beginning of year                                            1,855,994        4,027,678      2,541,679    3,344,335    1,358,563
                                                                ----------       ----------     ----------   ----------   ----------


   End of year                                                  $2,299,511      $4,856,487     $3,390,486   $5,142,066   $1,180,791
                                                                ==========      ==========     ==========   ==========   ==========

[RESTUB TABLE]

                                                                                                             Non-
                                                                                                          Participant
                                                                              Participant Directed          Directed
                                                                        ------------------------------    -----------
                                                                              Value       Participant        Stock
                                                                              Fund           Loans           Fund         Total
                                                                        --------------   ------------      ----------   ----------

                             ADDITIONS

Additions to net assets attributed to:
   Investment income:
      Net appreciation (depreciation) in fair value of assets                 $ (2,829)                    $  465,047   $ 2,227,526
      Dividends                                                                 19,480                         45,045       942,058
      Interest                                                                              $ 30,520                        250,217

   Contributions:
      Participants'                                                             14,818                                    2,201,935
      Employer's                                                                 2,360                        324,742       734,716
                                                                              --------    ----------       ----------    ----------
                  Total additions                                               33,829        30,520          834,834     6,356,452
                                                                              --------    ----------       ----------    ----------


                             DEDUCTIONS

Deductions from net assets attributed to:
   Benefits paid to particpants                                                              (9,955)          (94,092)   (1,068,437)
   Management fees                                                                (109)                                     (12,665)
                                                                              --------    ---------        ----------    ----------
                 Total deductions                                                 (109)      (9,955)          (94,092)   (1,081,102)
                                                                              --------    ---------        ----------    ----------
Net increase prior to interfund transfers                                       33,720       20,565           740,742     5,275,350

   Interfund transfers                                                         194,321      584,481           (39,571)
                                                                              --------    ----------       ----------    ----------

                Net increase (decrease)                                        228,041      605,046           701,171     5,275,350

Net assets available for benefits:
   Beginning of year                                                                         13,057         1,380,098    14,521,404
                                                                              --------    ----------        ----------  -----------

   End of year                                                                $228,041     $618,103        $2,081,269   $19,796,754
                                                                              ========    ==========       ==========   ===========


    The accompanying notes are an integral part of the financial statements.

                                HUNT CORPORATION
                                  SAVINGS PLAN

                          Notes to Financial Statements


 1.      Description of Plan:

         The following description of the Hunt Corporation Savings Plan (the
         Plan) provides only general information. Participants should refer to the Plan agreement for a more complete description of the Plan's provisions.

                  General:

         The Plan is a defined contribution plan which provides individual accounts for each participant. The Plan is designed to comply with the requirements of the Employee Retirement Income Security Act of 1974, as amended (ERISA) and with the requirements of Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended (Code).

                  Eligibility and Participation:

         Generally, all active associates (i.e. employees including officers) of Hunt Corporation (the Company) and of any other participating company are eligible to participate in the Plan upon meeting the applicable service requirements. Leased employees, non-resident aliens, persons classified as independent contractors and associates who are covered by a collective bargaining agreement to which the Company or any participating company is a party (unless the collective bargaining agreement specifically or otherwise provides) are not eligible to participate in the Plan. Associates who work in full-time, temporary positions as part of an undergraduate or graduate degree program, college students enrolled in a degree program or high school graduates matriculating in a degree program who assume temporary employment with a participating company during the summer months, and associates who are hired for a specific length of time of no more than 18 consecutive months are eligible to participate in the Plan, but only if such associates complete a minimum of 1,000 hours of service during the plan year.

         Eligible associates who have completed at least one year of service, as of any January 1, April 1, July 1, or October 1 are eligible to participate in the Associate Pre-Tax Contribution and Matching Contribution portions of the Plan (Seal bargaining unit employees are eligible to participate on the January 1, April 1, July 1, or October 1 nearest the date on which they complete a year of service.). Effective January 1, 1995, certain officers, former officers and directors became ineligible for matching contributions. Eligible associates (other than Seal bargaining unit employees) who have completed at least two consecutive years of service, as of any December 1, are eligible for participation in the Basic Contribution portion of the Plan provided such eligible associate is employed by a participating company on December 1 of the plan year for which the Basic Contribution is being made.

                  Contributions:

         Contributions to the Plan are made by the Company and other participating companies on their own behalf, and in the case of Associate Pre-Tax Contributions, on behalf of the participants whose salaries have been reduced. Subject to the limitations of the Plan and the Code, participants may authorize the Company and other participating companies to withhold each year up to 15% (10% for Seal bargaining unit employees) of their annual pre-tax compensation (i.e., compensation excluding taxable employee benefits of any kind but including Associate Pre-Tax Contributions and participant salary reduction contributions to a cafeteria plan under Section 125 of the
         Code) for Associate Pre-Tax Contributions to the Plan but not to exceed a Code limit adjusted annually for inflation ($9,500 for 1997 and 1996 and $9,240 for 1995). The Company and other participating companies, in turn, will make Matching Contributions on behalf of participants equal to $.25 for each $1.00 of Associate Pre-Tax Contributions up to 6% of the participant's pre-tax compensation for each year subject to the limitations of the Plan and the Code. (Matching Contributions will be made on behalf of Seal bargaining unit employees equal to $.50 for each $1.00 of Associate Pre-Tax Contributions to the extent such Associate Pre-Tax Contributions do not exceed 3% of the participant's pre-tax compensation for each year, subject to the limitations of the Plan and the Code.)

         The Company and other participating companies also may make an annual Basic Contribution of up to 1% of the base rate of pay (90% of the base rate of pay plus prior year incentive compensation of salesmen, 100% of the base rate for other associates) on behalf of eligible associates whether or not such associates make contributions to the Plan. (Basic Contributions are not available to employees of Seal Products Incorporated in the Naugatuck, Connecticut Bargaining Unit.) The associate's base rate of pay is the associate's annual compensation determined as of June 1 of any plan year, excluding overtime, bonuses, cash awards and stock awards under the Company's Phantom Stock Plan, and taxable employee benefits of any kind but including Associate Pre-Tax Contributions and participant salary reduction contributions to a cafeteria plan under Section 125 of the Code. Such Basic Contributions can only be invested in the Stock Fund and are not transferable to other funds. In order to receive a Basic Contribution for a given plan year, a participant must be employed by a participating company on December 1 of such plan year.

         In no event may the annual compensation of any participant taken into account under the Plan (i.e., for purposes of Associate Pre-Tax Contributions, Matching Contributions and Basic Contributions) exceed a Code limit adjusted annually for inflation ($150,000 for 1995, 1996 and $160,000 for 1997).

         Associate Pre-Tax Contributions are contributed to the Plan no later than the 15th business day of the month following the month in which such amounts would otherwise have been payable in cash, and Matching Contributions and Basic Contributions are contributed to the Plan no later than the due date, including any extensions, for the filing of the Company's federal tax return for the taxable year which ends with or within the plan year for which such contributions are being made. Participants may also make rollover contributions to the Plan of qualifying distributions from other qualified plans.

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

                  Disposition of Forfeitures:

         Forfeitures of Matching Contributions resulting from the termination of participants with less than fully vested rights under the Plan shall be applied to reduce Employer's Contributions to the Plan. At December 31, 1997 and 1996, there was $7,216 and $9,674, respectively, of unallocated forfeitures.

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

                  Basis of Accounting:

         The accompanying financial statements are prepared on the accrual method of accounting.

                  Investment Valuation:

         The common stock of Hunt Corporation is stated at fair value, which represents the closing price of the stock as listed on the New York Stock Exchange on the last trading day of the plan year. Investments in the American Century Investors, Inc., Balanced, Benham Preservation, Select, Ultra and Value funds are stated at the unit value published as of the end of the plan year. As of December 31, 1995, the Capital Preservation Trust Fund included Guaranteed Investment Contracts which are stated at cost plus accrued interest. Based on available information at December 31, 1995, the Company believes that the fair value of the Guaranteed Investment Contracts is not significantly different from cost plus accrued interest.

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

                  Plan Expenses:

         Management fees are paid by the Plan. Brokerage fees relating to purchases within the Stock Fund are paid from the account of the participant to which such purchases relate. All additional administrative fees are paid by the Company.

                  Payment of Benefits:

         Benefits are recorded when paid.

                  Use of Estimates:

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

                  Risks and Uncertainties:

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

           (2) Capital Preservation Trust Fund - is a fixed income fund consisting of the Benham Preservation Fund which invests primarily in guaranteed investment contracts issued by major financial institutions including banks and life insurance companies. Previously, the Fund also held individual guaranteed investment contracts, all of which matured prior to December 31, 1996.

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

                                                            Net Effective
                      Time of Deposit                    Annual Interest Rate
                      ---------------                    --------------------
                  Funds deposited during 1997        Principally 5.54% through 1998

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

           (6) Stock Fund - a fund consisting of common stock of Hunt Corporation purchased in the open market, or directly from the Company. (This fund is not available to certain officers or directors, except with respect to Basic Contributions.)

         There were 1,129 and 1,922 Plan participants at December 31, 1997 and 1996, respectively, who participated in one or more of the investment funds. At December 31, 1997 and 1996, the number of participants selecting each of the investment funds for their contributions was as follows:

                                                       1997           1996
                                                       ----           ----
               Stock Fund                             1,019         1,353
               Select Fund                              657           690
               Ultra Fund                               652           686
               Capital Preservation Trust Fund          571           662
               Balanced Fund                            387           423
               Value Fund                               150            95

 4.      Participant Loans:

         Participants may borrow from their fund accounts a minimum of $1,000 and up to a maximum equal to the lesser of $50,000 or 50 percent of their vested account balance. Loan transactions are treated as a transfer to (from) the investment fund from (to) the Participant Loans Fund.

         The period of repayment may not exceed five years (except in the case of a loan to a Seal bargaining unit employee for the purpose of acquiring a principal residence). Loans are required to be repaid through payroll deductions in equal periodic installments of principal and interest. Loans are required to be collateralized by an assignment of a portion of the participant's interest in his or her account equal to the principal amount of the loan, and supported by the participant's collateralized promissory note. The interest rate on a loan is one percentage point (two percentage points for Seal bargaining unit employees) above the prime rate as published in The Wall Street Journal on the first business day of the month in which the loan is made. Participant loans mature from January 15, 1998 to January 23, 2003 and bear interest at 9.25% to 10.75% at December 31, 1997.

 5.      Reconciliation of Financial Statements to Form 5500:

         The following is a reconciliation of net assets available for benefits per the financial statements to the Form 5500 for the years ended December 31, 1997 and 1996.

                                                       1997            1996
                                                       ----            ----
         Net assets available for benefits
          per the financial statements             $28,953,027     $24,245,176
         Amounts allocated to withdrawing
          participants                              (3,090,034)       (312,164)
                                                   -----------     -----------
         Net assets available for benefits
          per the Form 5500                        $25,862,993     $23,933,012
                                                   ===========     ===========

         The following is a reconciliation of benefits paid to participants per the financial statements to the Form 5500 for the years ended December 31, 1997 and 1996:

                                                         1997          1996
                                                         ----          ----
         Benefits paid to participants per
          the financial statements                    $3,786,862    $1,268,726
         Add: Amounts allocated to withdrawing
          participants at end of year                  3,090,034       312,164
         Less: Amounts allocated to withdrawing
          participants at beginning of year             (312,164)     (275,823)
                                                      ----------     ---------
         Benefits paid to participants per
          the Form 5500                               $6,564,732    $1,305,067
                                                      ==========    ==========

         Amounts allocated to withdrawing participants are recorded on the Form 5500 for benefit claims that have been processed and approved for payment prior to December 31 but not yet paid as of that date.

 6.      Tax Status:

         The Internal Revenue Service has determined and informed the Company by a letter dated October 27, 1995, that the Plan and related trust are designed in accordance with applicable sections of the Internal Revenue Code (IRC). The Plan has been amended since receiving the determination letter. However, the Plan administrator believes that the Plan is designed and is currently being operated in compliance with the applicable requirements of the IRC. Therefore, no provision for income taxes has been included in the Plan's financial statements.

 7.      Related Party Transactions:

         American Century Investors, Inc. is the recordkeeper and manager of the Plan's investments and as such, is a party-in-interest of the Plan.

         The Plan is interpreted, administered and operated by an Administrative Committee comprised entirely of executives of the Company.


 8.      Subsequent Event:

         Effective April 1, 1998, the Board of Directors of the Hunt Corporation amended the Plan to increase the limit on mandatory cash-outs from $3,500 to $5,000 and modify the definition of pre-tax compensation. Participants should refer to the Plan agreement for a more complete description of the amendments.