Form 10-Q
period 1998-05-31
HUNT CORP
filed 1998-07-14
CIK 49146

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended   May 31, 1998
                                 -----------------------------

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

Commission file number   1-8044
                         ------

                                HUNT CORPORATION.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

     Pennsylvania                                           21-0481254
-------------------------------                        ----------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)


One Commerce Square 2005 Market Street, Philadelphia, PA          19103
---------------------------------------------------------       ----------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone no., including area code   (215) 656-0300
                                                  --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of July 1, 1998, there were outstanding 11,298,152 shares of the registrant's common stock.

                                HUNT CORPORATION

                                      INDEX
                                                                           Page
                                                                           ----
PART I -    FINANCIAL INFORMATION
            ---------------------

Item 1 -    Financial Statements
            --------------------

            Condensed Consolidated Balance Sheets as of
            May 31, 1998 and November 30, 1997                              3

            Condensed Consolidated Statements of Operations -
            Three Months and Six Months Ended May 31, 1998
            and June 1, 1997                                                4

            Condensed Consolidated Statements of Cash Flows -
            Six Months Ended May 31, 1998 and June 1, 1997                  5

            Notes to Condensed Consolidated Financial
            Statements                                                  6 - 8

Item 2 -    Management's Discussion and Analysis of
            ---------------------------------------
            Financial Condition and Results of Operations              9 - 14
            ---------------------------------------------

PART II -   OTHER INFORMATION
            -----------------

Item 4 -    Submission of Matters to a Vote of Security Holders            15
            ---------------------------------------------------

Item 6 -    Exhibits and Reports on Form 8-K                               16
            --------------------------------

            Signatures                                                     17
            ----------

            Exhibit Index                                                  18
            -------------

Part I - FINANCIAL INFORMATION                                            Page 3

                          Item 1. Financial Statements
                                Hunt Corporation
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)
                (In thousands except share and per share amounts)

                                                                                May 31,            November 30,
                                           ASSETS                                1998                  1997
                                                                               ---------           ------------
Current assets:
     Cash and cash equivalents                                                 $  45,704            $  65,449
     Accounts receivable, less allowance for doubtful
       accounts: 1998, $2,246; 1997, $1,842                                       33,142               33,565
     Inventories:
         Raw materials                                                             8,650                7,345
         Work in process                                                           3,013                2,845
         Finished goods                                                           11,674                9,962
                                                                               ---------            ---------
            Total inventories                                                     23,337               20,152

     Deferred income taxes                                                         5,708                9,107
     Prepaid expenses and other current assets                                     2,417                2,051
                                                                               ---------            ---------
              Total current assets                                               110,308              130,324

Property, plant and equipment, at cost, less
  accumulated depreciation and amortization:
  1998, $40,386; 1997, $38,738                                                    47,734               42,973
Excess of acquisition costs over net assets acquired,
   less accumulated amortization                                                  25,844               26,906
Intangible assets, net                                                             2,454                2,587
Other assets                                                                       8,138                6,732
                                                                               ---------            ---------
                       Total assets                                            $ 194,478            $ 209,522
                                                                               =========            =========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt                                         $   4,659            $   2,203
     Accounts payable                                                             10,049               11,120
     Accrued expenses:
       Salaries, wages and commissions                                             2,695                4,675
       Income taxes                                                                5,850               14,089
       Insurance                                                                   1,563                1,891
       Compensated absences                                                        1,913                2,116
       Restructuring                                                               4,498                9,385
       Other                                                                      13,997               18,633
                                                                               ---------            ---------
              Total current liabilities                                           45,224               64,112
Long-term debt, less current portion                                              53,307               54,096
Deferred income taxes                                                              1,059                3,527
Other non-current liabilities                                                     14,360               13,126
Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.10 par value, authorized 1,000,000
       shares (including 50,000 shares of Series A Junior
       Participating Preferred); none issued                                        --                   --
     Common stock, $.10 par value, 40,000,000 shares
       authorized; issued:  1998 and 1997 -16,152,322 shares                       1,615                1,615
     Capital in excess of par value                                                6,434                6,434
     Cumulative translation adjustment                                              (728)                 275
     Retained earnings                                                           156,774              151,093
                                                                               ---------            ---------
                                                                                 164,095              159,417
Less cost of treasury stock:
1998 - 4,866,320 shares; 1997 - 4,985,224 shares                                 (83,567)             (84,756)
                                                                               ---------            ---------
                       Total stockholders' equity                                 80,528               74,661
                                                                               ---------            ---------
                          Total liabilities and stockholders' equity           $ 194,478            $ 209,522
                                                                               =========            =========

     See accompanying notes to condensed consolidated financial statements.

                                Hunt Corporation
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
                     (In thousands except per share amounts)


                                                                Three Months Ended                      Six Months Ended
                                                          --------------------------------------------------------------------

                                                            May 31,          June 1,               May 31,          June 1,
                                                             1998             1997                  1998             1997
                                                          ------------     ------------         -------------    -------------


    Net sales                                                 $62,381          $62,372              $123,645         $123,776

    Cost of sales                                              37,764           42,327                75,345           80,469
                                                          ------------     ------------         -------------    -------------


       Gross profit                                            24,617           20,045                48,300           43,307


    Selling and shipping expenses                              12,315           12,372                23,225           24,081

    Administrative and general expenses                         7,393            8,041                14,750           16,788

    Restructuring and other                                    (2,175)          10,842                (2,171)          10,404
                                                          ------------     ------------         -------------    -------------


       Income (loss) from operations                            7,084          (11,210)               12,496           (7,966)


    Interest expense                                            1,037            1,347                 2,219            2,671

    Other income, net                                          (1,023)             266                (1,890)             231
                                                          ------------     ------------         -------------    -------------

    Income (loss) from continuing
        operations before income taxes                          7,070          (12,823)               12,167          (10,868)

    Provision (benefit) for income taxes                        2,230           (4,864)                4,013           (4,199)
                                                          ------------     ------------         -------------    -------------

       Income (loss) from continuing operations                 4,840           (7,959)                8,154           (6,669)

    Income from discontinued operations,
              net of income taxes of $529
              and $1,136, respectively                              -              965                     -            2,074
                                                          ------------     ------------         -------------    -------------

       Net income (loss)                                       $4,840          ($6,994)               $8,154          ($4,595)
                                                          ============     ============         =============    =============

    Basic earnings per common share:
         Income (loss) from continuing operations                $.43            $(.73)                 $.73            $(.61)
         Income from discontinued operations                        -              .09                     -              .19
                                                          ------------     ------------         -------------    -------------
         Net income (loss) per share                             $.43            $(.64)                 $.73            $(.42)
                                                          ============     ============         =============    =============

    Diluted earnings per common share:
         Income (loss) from continuing operations                $.41            $(.73)                 $.69            $(.61)
         Income from discontinued operations                        -              .09                     -              .19
                                                          ------------     ------------         -------------    -------------
         Net income (loss) per share                             $.41            $(.64)                 $.69            $(.42)
                                                          ============     ============         =============    =============


    Dividends per common share                                  $.103            $.095                 $.205            $.190
                                                          ============     ============         =============    =============



     See accompanying notes to condensed consolidated financial statements.

                                                                         Page 5
                                Hunt Corporation
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)



                                                                               Six Months Ended
                                                                         ----------------------------
                                                                          May 31,            June 1,
                                                                           1998                1997
                                                                         --------            --------

Cash flows from operating activities:
Net income (loss)                                                        $  8,154            $ (4,595)
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                                          4,102               4,588
     Deferred income taxes                                                    931              (7,327)
     (Gain) loss on disposals of property, plant and equipment                (10)                131
     Gain on sale of businesses                                              --                  (474)
     (Payments) provision for special charges                              (3,741)             16,244
     Issuance of stock under management incentive bonus
        and stock grant plans                                                 197               1,109
     Changes in operating assets and liabilities, including
     effect of divestitures                                               (20,411)              7,548
                                                                         --------            --------
          Net cash provided by (used in) operating activities             (10,778)             17,224
                                                                         --------            --------

Cash flows from investing activities:
   Additions to property, plant and equipment                              (8,998)             (3,410)
   Proceeds from sale of businesses                                          --                10,956
   Acquisition of business                                                   --               (13,821)
   Other, net                                                                --                    20
                                                                         --------            --------
         Net cash used in investing activities                             (8,998)             (6,255)
                                                                         --------            --------

Cash flows from financing activities:
   Proceeds from issuance of long-term debt                                 2,476              13,000
   Reductions of long-term debt, including current maturities                (770)            (19,147)
   Book overdrafts                                                           (777)               --
   Proceeds from exercise of stock options                                  1,487                 332
   Dividends paid                                                          (2,300)             (2,092)
   Other, net                                                                  41                  35
                                                                         --------            --------
         Net cash provided by (used in) financing activities                  157              (7,872)
                                                                         --------            --------

Effect of exchange rate changes on cash                                      (126)                (38)
                                                                         --------            --------

Net increase (decrease) in cash and cash equivalents                      (19,745)              3,059

Cash and cash equivalents, beginning of period                             65,449               1,528
                                                                         --------            --------

Cash and cash equivalents, end of period                                 $ 45,704            $  4,587
                                                                         ========            ========


          See accompanying notes to consolidated financial statements.

                                Hunt Corporation
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1. The accompanying condensed consolidated financial statements and related notes are unaudited; however, in management's opinion all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position at May 31, 1998 and the results of operations and cash flows for the periods shown have been made. Such statements are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by generally accepted accounting principles or those normally made in Form 10-K.

2. During fiscal 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 simplifies the standards for computing earnings per share by replacing the "primary" and "fully diluted" calculations previously used with "basic earnings per share" which includes only actual shares outstanding and "diluted earnings per share" which includes the effect of any common stock equivalents or other items that dilute earnings per share. Earnings per share amounts have been calculated in accordance with SFAS No. 128 including the restatement of prior year amounts as shown below:

                                                                                  Three Months Ended
                                                                           May 31, 1998         June 1, 1997
                                                                           ------------         ------------
Income (loss) from continuing operations                                       $ 4,840              $(7,959)
Income from discontinued operations                                              -                      965
                                                                           -----------           -----------
Net income (loss)                                                                4,840               (6,994)

Basic earnings per share:
      Average common shares outstanding                                         11,281               11,055

      Income (loss) from continuing operations                                   $ .43               $ (.73)
      Income from discontinued operations                                            -                  .09
                                                                           -----------           -----------
      Net income (loss)                                                          $ .43               $ (.64)

Diluted earnings per share:
      Average common shares outstanding  11,28111,055

      Add: common equivalent shares representing
      shares issuable upon      exercise of stock options
      and stock grants (antidilutive in 1997)                                      637                    -
                                                                           -----------           -----------

      Average common shares and dilutive
      securities outstanding                                                    11,918               11,055

      Income (loss) from continuing operations                                   $ .41                $(.73)
      Income from discontinued operations                                          -                    .09
                                                                           -----------           -----------
      Net income (loss)                                                          $ .41               $ (.64)




                                                                                   Six Months Ended
                                                                           May 31, 1998          June 1, 1997
                                                                           -----------           -----------
Income (loss) from continuing operations                                        $8,154               $(6,669)
Income from discontinued operations                                               -                    2,074
                                                                           -----------           -----------
Net income (loss)                                                                8,154                (4,595)

Basic earnings per share:
      Average common shares outstanding                                         11,240                11,031

      Income (loss) from continuing operations                                   $ .73                $ (.61)
      Income from discontinued operations                                            -                   .19
                                                                           -----------           -----------
      Net income (loss)                                                          $ .73                $ (.42)

Diluted earnings per share:
      Average common shares outstanding  11,24011,031

      Add: common equivalent shares representing
      shares issuable upon      exercise of stock options
      and stock grants (antidilutive in 1997)                                      589                    -
                                                                           -----------           -----------

      Average common shares and dilutive
      securities outstanding                                                    11,829                11,031

      Income (loss) from continuing operations                                   $ .69                $ (.61)
      Income from discontinued operations                                            -                   .19
                                                                           -----------           -----------
      Net income (loss)                                                          $ .69                $ (.42)


3. During the second quarter of fiscal 1997, the Company initiated a new strategy for growth and restructuring plan (the "strategic plan"). As a result, the Company recorded a pretax charge to earnings of $26.8 million in fiscal 1997 of which 49% was for cash items. The following table sets forth the details and the cumulative activity in the various accruals associated with the restructuring plan in the Condensed Consolidated Balance Sheets at May 31, 1998 (in thousands):

                               Accrual Balance        Provision      Cash         Non-Cash      Accrual Balance
                            at November 30, 1997      (Credit)    Reductions     Reductions     at May 31, 1998
                            --------------------      --------    ----------     ----------     ---------------

Restructuring and
     non-current liabilities         $11,391         $(1,761)      $(3,741)          $(13)              $5,876

PP&E, Inventory, and
     intangible assets                 2,091              -            -             (334)               1,757
                                     -------        --------       -------          -----                -----
Total                                $13,482        $(1,761)       $(3,741)         $(347)              $7,633

During the second quarter of fiscal 1998, the Company reduced its accruals associated with the strategic plan by $1.8 million pretax (or $.11 per share after tax on a basic basis and $.10 per share after tax on a diluted basis) due primarily to lower than expected severance costs and a decision not to vacate a leased facility. This amount is included in "Restructuring and other" in the accompanying Condensed Consolidated Statements of Operations.

4. During the first quarter of fiscal 1997, the Company realized a net gain of $.5 million pretax, or $.03 per share after tax, on the divestitures of its Lit-Ning business and its Hunt Data Products' MediaMate and Calise' brand products. The net gain is included in "Restructuring and other" in the accompanying Condensed Consolidated Statements of Operations. During the second quarter of fiscal 1998, due to lower than anticipated inventory returns, the Company reversed a contingent liability in the amount of $.4 million pretax (or $.02 per share after tax on a basic and diluted basis) related to one of the divested businesses. This amount is also included in "Restructuring and other" in the accompanying Condensed Consolidated Statements of Operations.

5. In November 1997, the Company sold its Bevis office furniture business. Bevis had sales of approximately $13.1 million and $28.3 million, and income after taxes of $1.0 million and $2.1 million in the second quarter and the first half of fiscal 1997, respectively. The Bevis business is presented as a discontinued operation in the accompanying Condensed Consolidated Statements of Operations and Notes to Condensed Consolidated Financial Statements.

6. The Company has been sued for patent infringement with respect to one of its relatively minor products. After a jury trial, the U.S. District Court in the Western District of Wisconsin recently entered judgment against the Company in this matter and awarded damages to the plaintiffs in the amount of $3 million. The plaintiffs also are seeking reimbursement for their legal fees and the costs of the litigation. The Company and its patent legal counsel believe that the decision was incorrect and that it will be reversed on appeal. Accordingly, the Company has not accrued any liability in its financial statements associated with this judgment. However, there can be no assurance that the Company will prevail in this matter. In the event of an unfavorable final judgment against the Company, management believes that it will not have a material impact on the Company's financial position, but it could have a material effect on quarterly or annual results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion includes certain forward-looking statements. Such forward-looking statements represent management's assessment based upon information currently available, but are subject to risks and uncertainties which could cause actual results to differ materially from those set forth in the forward-looking statements. These risks and uncertainties include, but are not limited to, the Company's ability to successfully complete the implementation, and realize the anticipated growth and other benefits, of its strategic plan on a timely basis, the effect of general economic conditions, technological and other changes affecting the manufacture of and demand for the Company's products, competitive and other pressures in the market place, and other risks and uncertainties set forth herein and in the Company's Forms 10-K, 10-Q, and 8-K filings with the Securities and Exchange Commission.


In April 1997, the Company initiated a new strategy for growth and restructuring plan (the "strategic plan") designed to restore higher levels of sales growth, profitability and to reduce its cost structure. The cost reduction portion of the strategic plan resulted in cost savings of approximately $7.3 million in fiscal 1997 and management believes will result in cost savings of approximately $18.0 million in fiscal 1998. Approximately $9.5 million of the anticipated fiscal 1998 savings was realized in the first six months of fiscal 1998. The cost savings have resulted and are expected to result primarily from a significant reduction of the Company's stock keeping units, the rationalization of manufacturing and warehouse facilities and from a major restructuring of its administrative and marketing and selling functions, most of which actions were accomplished during fiscal 1997. Although the Company expects realization of such future cost savings, there is no assurance that they will be achieved. (See
Note 3 to Condensed Consolidated Financial Statements herein.)

Results of Operations

Net Sales

Net sales from continuing operations of $62.4 million for the second quarter and $123.6 million for the first half of fiscal 1998 were essentially unchanged from the corresponding fiscal periods of 1997. However, excluding the sales of businesses divested and products rationalized in fiscal 1997, net sales would have increased 9% and 14% in the second quarter and first half of fiscal 1998 compared to the same periods of fiscal 1997. These increases were largely attributable to higher sales of presentation products (up 8% for the second quarter and 14% for the first half) and consumer products (up 11% for the second quarter and 14% for the first half). The increases in presentation products were the result of higher sales of foam board and related board products, mounting and laminating supplies products, while the increases in consumer products were due to higher sales of pencil sharpeners.

Export sales decreased 1% and 6% in the second quarter and first half of 1998, respectively, compared to the same prior year periods. Excluding the sales of divested businesses and product rationalization, export sales would have increased 11% and 13% over the second quarter and first half of fiscal 1997, respectively. Foreign sales decreased 4% in the second quarter and increased 4% in the first half of fiscal 1998 compared to the same periods of fiscal 1997. Excluding the effects of Sallmetall (acquired near the end of March 1997) and product rationalization, foreign sales would have decreased 12% and 12% from the same prior year periods. The Company has continued to experience some softness in demand for its products (particularly presentation products) in Asia, which management believes, is primarily as a result of the current economic situation there. Management is uncertain as to the extent that the unsettled conditions in Asia will affect the Company's business in the future.

Gross Profit

The Company's gross profit percentage increased to 39.5% of net sales in the second quarter of fiscal 1998 from 32.1% in the second quarter of fiscal 1997 and increased to 39.1% in the first half of 1998 compared to 35.0% in the first half of fiscal 1997. These increases were primarily the result of the $5.9 million special charge recorded in cost of sales in the second quarter of fiscal 1997 in connection with the Company's strategic plan. Excluding the effect of this special charge, gross profit percentages for the second quarter and first half of fiscal 1997 would have been 41.6% and 39.8%, respectively. The decrease in the second quarter gross profit percentage from the adjusted gross profit percentage in the prior year period was the result of higher than anticipated start-up costs related to the Company's new substrate facility in the United Kingdom, unfavorable manufacturing variances incurred at its Statesville, North Carolina facilities, lower net selling prices, and to changes in customer mix. These higher costs were partially offset by the cost saving initiatives undertaken as part of the Company's strategic plan.

Selling, Shipping, Administrative and General Expenses

Selling and shipping expenses, as a percentage of net sales, decreased slightly to 19.7% and 18.8%, respectively, for the second quarter and first half of fiscal 1998 compared to 19.8% and 19.5% for the same periods of fiscal 1997. These decreases were principally due to lower marketing administration expenses primarily due to reductions in personnel resulting from the Company's strategic plan, and to lower promotional expenses, partially offset by higher field sales costs.

Administrative and general expenses decreased $.6 million, or 8%, in the second quarter of fiscal 1998 compared to the second quarter of fiscal 1997 due to personnel reductions and to lower management incentive compensation, partially offset by higher consulting fees, and higher legal expenses related to the patent infringement litigation previously mentioned. (See Note 4 to the Condensed Consolidated Financial Statements herein). Administrative and general expenses decreased $2.0 million, or 12%, in the first half of fiscal 1998 compared to the first half of fiscal 1997 primarily due to prior year consulting fees related to the Company's strategic plan ($1.0 million pretax, or $.06 per share after tax on a basic and diluted basis) and to current year capitalization of costs ($.6 million pretax), previously expensed, in connection with the adoption of Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use."

Restructuring and Other

In the second quarter of fiscal 1998, the Company reduced by $1.8 million ($1.2 million after taxes, or $.11 per share on a basic basis and $.10 per share on a diluted basis) some of its reserves established in connection with the Company's implementation of its plan during fiscal 1997. The reserve reduction related primarily to lower than expected severance costs and a decision not to vacate a leased facility.

In the second quarter of fiscal 1997, the Company recorded a pretax special charge of $16.7 million, or $.93 per share after tax, in connection with its strategic plan, of which $10.8 million, or $.60 per share, is included in "Restructuring and other" in the accompanying Condensed Consolidated Statements of Operations. Additionally, in the first half of fiscal 1997, the Company realized a net gain on business divestitures of $.5 million pretax, or $.03 per share after tax on a basic and diluted basis. During the second quarter of fiscal 1998, due to lower than anticipated inventory returns, the Company reversed a contingent liability in the amount of $.4 million ($.3 million after taxes, or $.02 per share on a basic and diluted basis) related to one of the divested businesses.

Interest Expense

Interest expense decreased $.3 million, or 23%, in the second quarter of fiscal 1998 from the second quarter of fiscal 1997 and $.5 million, or 17%, in the first half of fiscal 1998 compared to the first half of fiscal 1997 due to a lower average debt balance.

Other Income, Net

The increase in other income, net, of $1.3 million in the second quarter of fiscal 1998 and $2.1 million in the first half of fiscal 1998 compared to the second quarter and first half of fiscal 1997 was due to higher interest income resulting from higher average cash balances and the forgiveness of a loan ($.4 million pretax) at one of the Company's foreign operations.

Provision for Income Taxes

The Company's effective income tax rate from continuing operations was 31.5% and 33.0% for the second quarter and first half of fiscal 1998, respectively, compared to 37.9% and 38.6% for the second quarter and first half of 1997. The effective rate decreases were due primarily to favorable resolutions of prior years' tax exposures.

Financial Condition

The Company's working capital decreased to $65.1 million at the end of the second quarter of fiscal 1998 from $66.2 million at the end of fiscal 1997. The current ratio increased to 2.4 at May 31, 1998 from 2.0 at November 30, 1997. The Company's debt/capitalization percentage decreased slightly to 42% at the end of the second quarter of fiscal 1998 compared to 43% at the end of fiscal 1997. Available cash balances were sufficient during the first half of fiscal 1998 to fund additions to property, plant and equipment of $9.0 million and to pay cash dividends of $2.3 million.

Current assets decreased to $110.3 million at the end of the second quarter of fiscal 1998 from $130.3 million at the end of fiscal 1997, largely as a result of lower cash and cash equivalent balances and deferred income taxes, partially offset by higher inventory. The decrease in cash and cash equivalents was largely due to income tax payments in connection with the net gains on business divestitures, capital expenditures and payments associated with the strategic plan. Inventories increased to $23.3 million at May 31, 1998 from $20.2 million at November 30, 1997, due principally to seasonal buildup of inventory and other anticipated sales volume. The $3.4 million decrease in deferred income taxes was due to temporary differences between reporting for financial and income tax purposes in connection with the restructuring charges.

Current liabilities decreased to $45.2 million at the end of the second quarter of fiscal 1998 from $64.1 million at the end of fiscal 1997. This decrease was largely attributable to the payments of income taxes and reductions in the accruals associated with the Company's business divestitures and strategic plan.

The effect of unfavorable currency exchange rates for the British pound sterling and the Dutch guilder (the functional currencies of the Company's U.K. and Holland operations, respectively) was the principal cause for the $1.0 million decrease in the cumulative translation adjustment account in stockholders' equity.

The Company has a revolving credit agreement of $75 million and a line of credit agreement of $2.5 million. There was $2.4 million borrowed under these credit facilities as of May 31, 1998. Management believes that funds generated from operations, combined with the existing credit facilities, will be sufficient to meet currently anticipated working capital and other capital and debt service requirements. Should the Company require additional funds, management believes that the Company could obtain them at competitive costs. Management currently expects that total fiscal 1998 expenditures for additions to property, plant and equipment to increase capacity and productivity will approximate $16 million, of which approximately $9.0 million has been expended through the first half of fiscal 1998.

Readiness for Year 2000

The Company has taken actions to understand the nature and extent of the work required to make its systems and infrastructure Year 2000 compliant. The Company began work several years ago to prepare its financial, information and other computer-based systems for the Year 2000, including replacing and/or updating existing legacy systems. The Company has completed the necessary modifications to most of its critical systems and applications, and to date, the project is proceeding on schedule and is expected to be completed during 1999.The Company continues to evaluate the estimated future costs associated with these efforts based on actual experience but does not currently anticipate that such costs will have a material impact on the Company's results of operations or financial position. The Company has also initiated formal communications with its significant suppliers and customers to determine the extent to which the Company might be impacted by those third parties' failure to be Year 2000 compliant.


New Accounting Standards

During the first half of fiscal 1998, the Company adopted several new accounting standards:

         SFAS No. 128, "Earnings per Share", changes the manner in which earnings per share amounts are calculated and presented. (See Note 2 to Condensed Consolidated Financial Statements herein).

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

During 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires that the components of comprehensive income be reported in the financial statements. The statement is effective for fiscal years beginning after December 15, 1997.

During 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires the reporting of segment information utilizing the approach that the Company uses to manage its internal organization. Also, SFAS 131 requires the reporting of segment information on a condensed basis for interim periods beginning in fiscal 1999. The statement is effective for fiscal years beginning after December 15, 1997.

During February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 132 does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits, requires additional information on changes in the benefit obligations and fair values of plan assets, and eliminates certain disclosures that are no longer as useful. The statement is effective for fiscal years beginning after December 15, 1997, but earlier application is encouraged.

During April 1998, The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued SOP 98-5, "Reporting on the Costs of Start-up Activities." SOP 98-5 provides guidance on the financial reporting on start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. The standard is effective for fiscal years beginning after December 15, 1998. Earlier application is encouraged.

During June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes new procedures for accounting for derivatives and hedging activities and supercedes and amends a number of existing standards. The statement is effective for fiscal years beginning after June 15, 1999, but earlier application is permitted as of the beginning of any fiscal quarter subsequent to June 15, 1998.

The adoption of SFAS Nos. 130, 131, 132, 133, and SOP 98-5 are not expected to have any impact on the Company's consolidated results of operations, financial position or cash flows.

                           Part II - OTHER INFORMATION



Item 4 - Submission of Matters to a Vote of Security Holders

(a) and (c)

         The Company's Annual Meeting of Shareholders was held on April 15, 1998, and in connection therewith, proxies were solicited by management pursuant to Regulation 14 under the Securities Exchange Act of 1934. An aggregate of 11,244,600 shares of the Company's common stock ("Shares") were outstanding and entitled to vote at the meeting. At the meeting the following matters (not including ordinary procedural matters) were submitted to a vote of the holders of Shares, with the results indicated below:

1. Election of a class of four directors to serve until the 2001 Annual Meeting. The following persons, all of whom were serving as directors and were management's nominees for reelection, were reelected. There was no solicitation in opposition to such nominees. The tabulation of votes was as follows:

                                                            Withheld
          Nominee                  For          (including any broker nonvotes)
          -------                  ---          -------------------------------

William F. Hamilton, Ph.D.     10,251,873                   38,688

Mary R. (Nina) Henderson       10,272,600                   17,961

Wilson D. McElhinny            10,271,973                   18,588

Roderic H. Ross                10,272,841                   17,720


2. Ratification of independent auditors. The appointment of Coopers & Lybrand L.L.P. (Coopers & Lybrand L.L.P. has since merged with Price Waterhouse to become PricewaterhouseCoopers LLP.) as the Company's independent auditors for fiscal 1998 was ratified. The tabulation of votes was as follows:


                                                         Abstentions
    For                   Against               (including any broker nonvotes)
    ---                   -------               -------------------------------

 10,100,787               169,866                            19,908

Item 6 -Exhibits and Reports on Form  8-K


(a) Exhibits

       27. Financial Data Schedule for the six months ended May 31, 1998.


(b) Reports on Form 8-K

       No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            HUNT CORPORATION.


  Date   July 14, 1998                 By  /s/  William E. Chandler
      -------------------------          --------------------------
                                            William E. Chandler
                                            Senior Vice President, Finance
                                            (Principal Financial Officer)


  Date   July 14, 1998                 By  /s/  Donald L. Thompson
      -------------------------          -------------------------
                                            Donald L. Thompson
                                            Chairman of the Board
                                            and Chief Executive Officer


  Date   July 14, 1998                 By  /s/  John Fanelli III
      -------------------------          -----------------------
                                            John Fanelli III
                                            Vice President, Corporate Controller
                                            (Principal Accounting Officer)

                                  EXHIBIT INDEX



Exhibit 27   - Financial Data Schedule for the six months ended May 31, 1998.
               -------------------------------------------------------------