Form 10-Q
period 1998-08-30
HUNT CORP
filed 1998-10-14
CIK 49146

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        August 30, 1998
                              --------------------------------------------------

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number               1-8044
                      ----------------------------------------------------------

                                HUNT CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Pennsylvania                                        21-0481254
--------------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

   One Commerce Square 2005 Market Street, Philadelphia, PA         19103
--------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone no., including area code   (215) 656-0300
                                                ----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No__

As of October 2, 1998, there were outstanding 11,150,930 shares of the registrant's common stock.

                                HUNT CORPORATION

                                      INDEX
                                                                            Page
                                                                            ----

PART I -      FINANCIAL INFORMATION

Item 1 -      Financial Statements
              --------------------

              Condensed Consolidated Balance Sheets as of
              August 30, 1998 and November 30, 1997                           3

              Condensed Consolidated Statements of Operations -
              Three Months and Nine Months Ended August 30, 1998
              and August 31, 1997                                             4

              Condensed Consolidated Statements of Cash Flows -
              Nine Months Ended August 30, 1998 and August 31, 1997           5

              Notes to Condensed Consolidated Financial
              Statements                                                  6 - 9

Item 2 -      Management's Discussion and Analysis of
              ---------------------------------------
              Financial Condition and Results of Operations              10 - 16
              ---------------------------------------------

PART II -     OTHER INFORMATION
              -----------------

Item 2 -      Changes in Securities and Use of Proceeds                       17
              -----------------------------------------

Item 5 -      Other Information                                               18
              -----------------

Item 6 -      Exhibits and Reports of Form 8-K                                19
              --------------------------------

              Signatures                                                      20
              ----------

              Exhibit Index                                                   21
              -------------

                      Part I - FINANCIAL INFORMATION                      Page 3

Item 1.     Financial Statements
            --------------------

                                Hunt Corporation
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)
                (In thousands except share and per share amounts)

                                                                                August 30,               November 30,
                                           ASSETS                                  1998                     1997
                                                                               ------------             ------------
Current assets:
   Cash and cash equivalents                                               $      40,952            $      65,449
    Accounts receivable, less allowance for doubtful
      accounts: 1998, $2,117; 1997, $1,842                                        37,021                   33,565
    Inventories:
      Raw materials                                                                8,470                    7,345
      Work in process                                                              3,471                    2,845
      Finished goods                                                              12,360                    9,962
                                                                               ---------                ---------
           Total inventories                                                      24,301                   20,152

    Deferred income taxes                                                          4,174                    9,107
    Prepaid expenses and other current assets                                      1,749                    2,051
                                                                               ---------                ---------
            Total current assets                                                 108,197                  130,324

Property, plant and equipment, at cost, less
 accumulated depreciation and amortization:
 1998, $42,106; 1997, $38,738                                                     49,343                   42,973
Excess of acquisition costs over net assets acquired,
 less accumulated amortization                                                    25,489                   26,906
Intangible assets, net                                                             2,444                    2,587
Other assets                                                                       8,508                    6,732
                                                                               ---------                ---------
                       Total assets                                         $    193,981            $     209,522
                                                                               =========                =========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of debt                                                   $        642            $       2,203
  Accounts payable                                                                11,964                   11,120
  Accrued expenses:
   Salaries, wages and commissions                                                 1,579                    4,675
   Income taxes                                                                    5,006                   14,089
   Insurance                                                                       1,530                    1,891
   Compensated absences                                                            1,916                    2,116
   Restructuring                                                                   3,268                    9,385
   Other                                                                          11,591                   18,633
                                                                               ---------                ---------
         Total current liabilities                                                37,496                   64,112
Long-term debt, less current portion                                              58,528                   54,096
Deferred income taxes                                                                  -                    3,527
Other non-current liabilities                                                     15,490                   13,126
Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.10 par value, authorized 1,000,000
    shares (including 50,000 shares of Series A Junior
    Participating Preferred); none issued                                              -                        -
   Common stock, $.10 par value, 40,000,000 shares
    authorized; issued:  1998 and 1997 -16,152,322 shares                          1,615                    1,615
   Capital in excess of par value                                                  6,434                    6,434
   Cumulative translation adjustment                                                (370)                     275
   Retained earnings                                                             158,916                  151,093
                                                                               ---------                ---------
                                                                                 166,595                  159,417
Less cost of treasury stock:
1998 - 4,898,092 shares; 1997 - 4,985,224 shares                                 (84,128)                 (84,756)
                                                                               ---------                ---------
                 Total stockholders' equity                                       82,467                   74,661
                                                                               ---------                ---------
                  Total liabilities and stockholders' equity                $    193,981            $     209,522
                                                                               =========                =========

     See accompanying notes to condensed consolidated financial statements.

                                Hunt Corporation
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
                     (In thousands except per share amounts)

                                                                Three Months Ended                       Nine Months Ended
                                                          -----------------------------         -----------------------------------

                                                           August 30,       August 31,            August 30,         August 31,
                                                              1998             1997                  1998               1997
                                                          -------------    -------------         --------------    ----------------
Net sales                                                      $61,236          $67,210               $184,882            $190,947

Cost of sales                                                   37,994           41,242                113,340             121,672
                                                          -------------    -------------         --------------    ----------------


   Gross profit                                                 23,242           25,968                 71,542              69,275


Selling and shipping expenses                                   11,568           11,988                 34,793              36,069

Administrative and general expenses                              6,770            8,960                 21,520              25,748

Restructuring and other                                           (253)             351                 (2,424)             10,827
                                                          -------------    -------------         --------------    ----------------


   Income (loss) from operations                                 5,157            4,669                 17,653              (3,369)


Interest expense                                                 1,185            1,300                  3,405               3,971

Other (income) expense, net                                       (586)              23                 (2,476)                183
                                                          -------------    -------------         --------------    ----------------

Income (loss) from continuing operations before
   income taxes                                                  4,558            3,346                 16,724              (7,523)

Provision (benefit) for income taxes                             1,740            1,453                  5,753              (2,746)
                                                          -------------    -------------         --------------    ----------------

   Income (loss) from continuing operations                      2,818            1,893                 10,971              (4,777)

Discontinued operations:
        Income from discontinued operations,
              net of income taxes of $882
              and $2,018, respectively                               -            1,611                      -               3,685
        Gain on sale of discontinued operations,
              net of income taxes of $260                          484                -                    484                   -
                                                          -------------    -------------         --------------    ----------------

   Net income (loss)                                            $3,302           $3,504                $11,455             ($1,092)
                                                          =============    =============         ==============    ================

Basic earnings per common share:
     Income (loss) from continuing operations                    $ .25            $ .17                  $ .98              $ (.43)
     Income from discontinued operations                             -              .15                      -                 .33
     Gain on sale of discontinued business                         .04                -                    .04                   -
                                                          -------------    -------------         --------------    ----------------
     Net income (loss) per share                                 $ .29            $ .32                  $1.02              $ (.10)
                                                          =============    =============         ==============    ================

Diluted earnings per common share:
     Income (loss) from continuing operations                    $ .24            $ .16                  $ .93              $ (.43)
     Income from discontinued operations                             -              .14                      -                 .33
     Gain on sale of discontinued operations                       .04                -                    .04                   -
                                                          -------------    -------------         --------------    ----------------
     Net income (loss) per share                                 $ .28            $ .30                  $ .97              $ (.10)
                                                          =============    =============         ==============    ================


Dividends per common share                                      $0.103           $0.095                 $0.308              $0.285
                                                          =============    =============         ==============    ================


     See accompanying notes to condensed consolidated financial statements.

                                                                          Page 5
                                Hunt Corporation
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)


                                                                                   Nine Months Ended
                                                                          ------------------------------------
                                                                           August 30,            August 31,
                                                                              1998                  1997
                                                                          --------------       ---------------
Cash flows from operating activities:
Net income (loss)                                                       $        11,455      $         (1,092)
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                                                6,306                 6,565
     Deferred income taxes                                                          877                (6,684)
     (Gain) loss on disposals of property, plant and equipment                      (13)                  161
     Gain on sale of businesses                                                  (1,394)                 (474)
     (Payments) provision for special charges                                    (6,805)               15,280
     Issuance of stock under management incentive bonus
        and stock grant plans                                                       252                 1,109
     Changes in operating assets and liabilities, including
     effect of divestitures                                                     (23,130)               12,178
                                                                          --------------       ---------------
          Net cash provided by (used in) operating activities                   (12,452)               27,043
                                                                          --------------       ---------------

Cash flows from investing activities:
   Additions to property, plant and equipment                                   (12,352)               (6,157)
   Proceeds from sale of businesses                                                   -                10,956
   Acquisition of business                                                            -               (13,951)
   Other, net                                                                         -                    19
                                                                          --------------       ---------------
         Net cash used in investing activities                                  (12,352)               (9,133)
                                                                          --------------       ---------------

Cash flows from financing activities:
   Proceeds from issuance of long-term debt                                       5,446                13,223
   Reductions of long-term debt, including current maturities                    (2,501)              (24,159)
   Book overdrafts                                                                 (225)                    -
   Proceeds from exercise of stock options                                        1,813                   793
   Dividends paid                                                                (3,460)               (3,147)
   Purchases of treasury stock                                                     (941)                    -
   Other, net                                                                       185                   (47)
                                                                          --------------       ---------------
         Net cash provided by (used in) financing activities                        317               (13,337)
                                                                          --------------       ---------------

Effect of exchange rate changes on cash                                             (10)                   25
                                                                          --------------       ---------------

Net increase (decrease) in cash and cash equivalents                            (24,497)                4,598

Cash and cash equivalents, beginning of period                                   65,449                 1,528
                                                                          --------------       ---------------

Cash and cash equivalents, end of period                                $        40,952      $          6,126
                                                                          ==============       ===============


          See accompanying notes to consolidated financial statements.

                                Hunt Corporation
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1. The accompanying condensed consolidated financial statements and related notes are unaudited; however, in management's opinion all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position at August 30, 1998 and the results of operations and cash flows for the periods shown have been made. Such statements are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by generally accepted accounting principles or those normally made in Form 10-K.

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

                                                                                   Three Months Ended
                                                                       August 30, 1998          August 31, 1997
                                                                       ---------------          ---------------
Income from continuing operations                                          $ 2,818                 $ 1,893
Income from discontinued operations                                             -                    1,611
Gain on sale of discontinued operations                                        484                      -
                                                                            ------                 -------
Net income                                                                 $ 3,302                 $ 3,504

Basic earnings per share:
     Average common shares outstanding                                      11,284                  11,104

     Income from continuing operations                                       $ .25                   $ .17
     Income from discontinued operations                                        -                      .15
     Gain on sale of discontinued operations                                   .04                      -
                                                                              ----                    ----
     Net income                                                              $ .29                   $ .32

Diluted earnings per share:
     Average common shares outstanding                                      11,284                  11,104

     Add: common equivalent shares representing
     shares issuable upon exercise of stock options
     and stock grants                                                          426                     565
                                                                          --------                 -------

     Average common shares and dilutive
     securities outstanding                                                 11,710                  11,669

     Income from continuing operations                                       $ .24                    $.16
     Income from discontinued operations                                        -                      .14
     Gain on sale of discontinued operations                                   .04                      -
                                                                             -----                   -----
     Net income                                                              $ .28                    $.30


                                                                                   Nine Months Ended
                                                                       August 30, 1998          August 31, 1997
                                                                       ---------------          ---------------
Income (loss) from continuing operations                                  $ 10,971                 $ (4,777)
Income from discontinued operations                                             -                     3,685
Gain on sale of discontinued operations                                        484                       -
                                                                         ---------                  -------
Net income (loss)                                                         $ 11,455                 $ (1,092)

Basic earnings per share:
     Average common shares outstanding                                      11,255                   11,055

     Income (loss) from continuing operations                                $ .98                   $ (.43)
     Income from discontinued operations                                        -                       .33
     Gain on sale of discontinued operations                                   .04                       -
                                                                           -------                    -----
     Net income (loss)                                                      $ 1.02                   $ (.10)

Diluted earnings per share:
     Average common shares outstanding                                      11,255                   11,055

     Add: common equivalent shares representing
     shares issuable upon exercise of stock options
     and stock grants (antidilutive in 1997)                                   532                       -
                                                                          --------                   ------

     Average common shares and dilutive
     securities outstanding                                                 11,787                   11,055

     Income (loss) from continuing operations                                $ .93                   $ (.43)
     Income from discontinued operations                                        -                       .33
     Gain on sale of discontinued operations                                   .04                       -
                                                                           -------                    -----
     Net income (loss)                                                       $ .97                   $ (.10)


3. During the second quarter of fiscal 1997, the Company initiated a new strategy for growth and restructuring plan (the "strategic plan"). As a result, the Company recorded a pretax charge to earnings of $26.8 million in fiscal 1997 of which 49% was for cash items. The following table sets forth the details and the cumulative activity in the various accruals associated with the restructuring plan in the Condensed Consolidated Balance Sheets at August 30, 1998 (in thousands):

                               Accrual Balance        Provision      Cash         Non-Cash      Accrual Balance
                            at November 30, 1997      (Credit)    Reductions      Activity     at August 30, 1998
                            --------------------      ---------   ----------      --------     ------------------
Inventory                       $  4,519              $  (318)    $ (1,224)     $  (1,162)        $   1,815

Lease Obligations                  3,259                 (591)        (430)            -              2,238

Severance                          3,045               (1,132)      (1,581)            -                332

Fixed Assets                         558                    -            -           248                806

Other                              2,101                 (120)      (1,409)            -                572
                                 -------             --------    ---------      --------             -------

Total                            $13,482              $(2,161)     $(4,644)        $(914)            $5,763


During the third quarter and first nine months of fiscal 1998, the Company reduced its accruals associated with the strategic plan by $.2 million pretax (or $.01 per share after taxes on a basic basis and diluted basis) and $2.2 million pretax (or $.11 per share after taxes on a basic basis and $.10 per share after taxes on a diluted basis), respectively, due primarily to lower than expected severance costs, inventory returns and a decision not to vacate a leased facility. These amounts are included in "Restructuring and other" ($1.8 million for the first nine months) and "Cost of Sales" ($.2 million and $.4 million for the third quarter and first nine months, respectively) in the accompanying Condensed Consolidated Statements of Operations.

4. During the first quarter of fiscal 1997, the Company realized a net gain of $.5 million pretax, or $.03 per share after taxes, on the divestitures of its Lit-Ning business and its Hunt Data Products' MediaMate and Calise' brand products. The net gain is included in "Restructuring and other" in the accompanying Condensed Consolidated Statements of Operations. In addition, the Company sold its Speedball brand products during the fourth quarter of fiscal 1997. During the third quarter and first nine months of fiscal 1998, due primarily to lower than anticipated inventory returns and other accruals established at the time of the respective divestitures, the Company reversed contingent liabilities in the amounts of $.3 million pretax (or $.01 per share after taxes on a basic basis and diluted basis) and $.6 million pretax (or $.02 per share after taxes on a basic and diluted basis), respectively, related to these divested businesses. These amounts are included in "Restructuring and other" in the accompanying Condensed Consolidated Statements of Operations.

5. In November 1997, the Company sold its Bevis office furniture business. Bevis had sales of approximately $13.9 million and $42.2 million, and income after taxes of $1.6 million and $3.7 million in the third quarter and the first nine months of fiscal 1997, respectively. The Bevis business is presented as a discontinued operation in the accompanying Condensed Consolidated Statements of Operations and Notes to Condensed Consolidated Financial Statements.

During the third quarter of fiscal 1998, the Company reduced its accruals associated with this divestiture by $.7 million pretax (or $.04 per share after taxes on a basic and diluted basis) due primarily to lower than expected costs associated with accruals established at the time of divestiture. This amount is included in "Gain on disposal of discontinued business" in the accompanying Condensed Consolidated Statements of Operations.

6. The Company has been sued for patent infringement with respect to one of its relatively minor products. After a jury trial, the U.S. District Court in the Western District of Wisconsin entered judgment against the Company in this matter and awarded damages to the plaintiffs in the amount of $3 million, plus interest and costs. The Company and its patent legal counsel believe that the verdict against the Company was incorrect and that it will be reversed on appeal. Accordingly, the Company has not accrued any liability in its financial statements associated with this judgment. However, there can be no assurance that the Company will prevail in this matter. In the event of an unfavorable final judgment against the Company, management believes that it will not have a material impact on the Company's financial position, but it could have a material effect on quarterly or annual results of operations.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

The following discussion includes certain forward-looking statements. Such forward-looking statements represent management's assessment based upon information currently available, but are subject to risks and uncertainties which could cause actual results to differ materially from those set forth in the forward-looking statements. These risks and uncertainties include, but are not limited to, the Company's ability to successfully complete the implementation, and realize the anticipated growth and other benefits, of its strategic plan on a timely basis, the effect of, and changes in, worldwide general economic conditions, technological and other changes affecting the manufacture of and demand for the Company's products, competitive and other pressures in the market place, the impact of the Year 2000 issue, and other risks and uncertainties set forth herein and in the Company's Forms 10-K, 10-Q, and 8-K filings with the Securities and Exchange Commission.


In April 1997, the Company initiated a new strategy for growth and restructuring plan (the "strategic plan") designed to restore higher levels of sales growth, profitability and to reduce its cost structure. The cost reduction portion of the strategic plan resulted in cost savings of approximately $7.3 million in fiscal 1997 and management believes will result in cost savings of approximately $18 million in fiscal 1998. Approximately $14.2 million of the anticipated fiscal 1998 savings was realized in the first nine months of fiscal 1998. The cost savings have resulted and are expected to result primarily from a significant reduction of the Company's stock keeping units, the rationalization of manufacturing and warehouse facilities and from a major restructuring of its administrative and marketing and selling functions, most of which actions were accomplished during fiscal 1997. Although the Company expects realization of such future cost savings, there is no assurance that they will be achieved. (See
Note 3 to Condensed Consolidated Financial Statements herein.)

Results of Operations
---------------------

Net Sales
---------

Net sales from continuing operations of $61.2 million for the third quarter and $184.9 million for the first nine months of fiscal 1998 declined 9% and 3%, respectively, from the corresponding fiscal periods of 1997. However, excluding the sales of businesses divested and products rationalized in fiscal 1997, net sales would have decreased 2% in the third quarter and increased 8% in the first nine months of fiscal 1998 compared to the same periods of fiscal 1997. The decrease in the third quarter was largely attributable to lower sales of presentation products (down 8%), partially offset by higher sales of consumer products (up 5%). The decrease in presentation products was largely the result of lower mounting and laminating equipment sales due primarily to the unfavorable economic conditions in Asia and Latin America as well as to slower than anticipated industry acceptance of technological change. The increase in consumer products was due to the introduction of new products, expanded placement of existing products and new distribution in current sales channels. The increase in the first nine months was largely attributable to higher sales of presentation products (up 7%) and consumer products (up 10%). The increase in presentation products was the result of higher sales of foam board and related board products, and mounting and laminating supplies products, while the increase in consumer products was due to introduction of new products and new distribution.

Export sales decreased 22% and 11% in the third quarter and first nine months of fiscal 1998, respectively, compared to the same prior year periods. Excluding the sales of divested businesses and product rationalization, export sales would have decreased 16% in the third quarter and increased 3% in the first nine months over the comparable prior year periods. The decrease in export sales in the third quarter was largely attributable to a stronger U.S. dollar versus the Canadian dollar and to the economic conditions in Latin America. Foreign sales decreased 19% and 5% in the third quarter and first nine months of fiscal 1998, respectively, compared to the same periods of fiscal 1997. The Company has continued to experience some softness in demand for its products (particularly presentation products) in Asia, which management believes, is primarily as a result of the current economic situation there.

Management is uncertain as to the extent that the unsettled conditions in Asia and Latin America will affect the Company's business in the future. If the economic conditions in these markets worsen, or if these unfavorable conditions result in a wider regional or global economic slowdown, this decline could have a material adverse impact on the Company's business, operations, and financial condition.

Gross Profit
------------

The Company's gross profit percentage decreased to 38.0% of net sales in the third quarter of fiscal 1998 from 38.6% in the third quarter of fiscal 1997 and increased to 38.7% in the first nine months of 1998 compared to 36.3% in the first nine months of fiscal 1997. The first nine months increase was primarily the result of the $5.9 million special charge recorded in cost of sales in the second quarter of fiscal 1997 in connection with the Company's strategic plan. Excluding the effect of special items, the Company's adjusted gross profit percentages of net sales would have been 37.6% and 38.5% for the third quarter and first nine months of fiscal 1998, respectively, and 38.6% and 39.4% for the third quarter and first nine months of fiscal 1997, respectively. The decreases in the adjusted third quarter and first nine months gross profit percentages from the adjusted gross profit percentages in the prior year periods were the result of higher than anticipated start-up costs related to the Company's new substrate facility in the United Kingdom, unfavorable overhead absorption as a result of lower than expected sales, lower net selling prices, and changes in customer mix. These higher costs were partially offset by the cost saving initiatives undertaken as part of the Company's strategic plan.

Selling, Shipping, Administrative and General Expenses
------------------------------------------------------

Selling and shipping expenses, as a percentage of net sales, increased to 18.9% in the third quarter of fiscal 1998 and decreased to 18.8% for the first nine months of fiscal 1998 compared to 17.8% and 18.9% for the same periods of fiscal 1997. The third quarter increase was principally due to higher distribution and field sales expenses, partially offset by lower marketing administration expenses primarily due to reductions in personnel resulting from the Company's strategic plan.

Administrative and general expenses decreased $2.2 million, or 24%, in the third quarter of fiscal 1998 and $4.2 million, or 16%, for the first nine months of fiscal 1998 compared to the corresponding periods of fiscal 1997. The third quarter decrease was largely attributable to lower management incentive compensation costs. The first nine months decrease was due to a combination of factors, the most significant of which were lower management incentive compensation costs, the inclusion in the fiscal 1997 nine month period of prior year consulting fees related to the Company's strategic plan ($1.2 million pretax, or $.07 per share after taxes on a basic and diluted basis) and current year capitalization of costs ($.6 million pretax) in connection with the adoption of Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Such costs were previously expensed. These decreases were partially offset by higher legal expenses related to the patent infringement litigation previously mentioned
($.8 million pretax, or $.05 per share after taxes on a basic and diluted basis). (See Note 6 to the Condensed Consolidated Financial Statements herein).


Restructuring and Other
-----------------------

During the third quarter and first nine months of fiscal 1998, the Company reduced by $.3 million pretax ($.2 million after taxes, or $.01 per share on a basic and diluted basis) and by $.6 million pretax ($.4 million after taxes, or $.02 per share on a basic and diluted basis) some of its reserves established in connection with the Company's 1997 business divestitures. The reserve reductions related principally to lower than anticipated inventory returns and other accruals. In addition, in the first nine months of fiscal 1998, the Company reduced by $1.8 million ($1.2 million after taxes, or $.11 per share on a basic basis and $.10 per share on a diluted basis) some of its reserves established in connection with the Company's implementation of its strategic plan during fiscal 1997. The reserve reduction related primarily to lower than expected severance costs and a decision not to vacate a leased facility.

In the first nine months of fiscal 1997, the Company recorded a pretax special charge of $17.1 million, or $.93 per share after taxes, in connection with its strategic plan, of which $11.2 million, or $.61 per share after taxes, is included in "Restructuring and other" in the accompanying Condensed Consolidated Statements of Operations. Additionally, in the first nine months of fiscal 1997, the Company realized a net gain on business divestitures of $.5 million pretax, or $.03 per share after taxes on a basic and diluted basis.

Interest Expense
----------------

Interest expense decreased $.1 million, or 9%, in the third quarter of fiscal 1998 from the third quarter of fiscal 1997 and $.6 million, or 14%, in the first nine months of fiscal 1998 compared to the first nine months of fiscal 1997 due to lower average debt balances.

Other (Income) Expense, Net
---------------------------

The increase in other income, net, of $.6 million in the third quarter of fiscal 1998 and $2.7 million in the first nine months of fiscal 1998 compared to the third quarter and first nine months of fiscal 1997 was due to higher interest income resulting from higher average cash balances and the forgiveness of a loan ($.4 million pretax) at one of the Company's foreign operations.


Provision for Income Taxes
--------------------------

The Company's effective income tax rate from continuing operations was 38.2% and 34.4% for the third quarter and first nine months of fiscal 1998, respectively, compared to 43.4% and 36.5% for the third quarter and first nine months of 1997. The effective rate decreases were due primarily to favorable resolutions of prior years' tax exposures.

Discontinued Operations
-----------------------

In the third quarter of fiscal 1998, the Company reduced by $.7 million pretax ($.5 million after taxes, or $.04 per share on a basic and diluted basis) some of its accruals established in connection with the Company's discontinued office furniture business due to the favorable resolution of certain contingent liabilities established at the time of divestiture.


Financial Condition
-------------------

The Company's working capital increased to $70.7 million at the end of the third quarter of fiscal 1998 from $66.2 million at the end of fiscal 1997. The current ratio increased to 2.9 at August 30, 1998 from 2.0 at November 30, 1997. The Company's debt/capitalization percentage decreased slightly to 42% at the end of the third quarter of fiscal 1998 compared to 43% at the end of fiscal 1997. Available cash balances were sufficient during the first nine months of fiscal 1998 to fund additions to property, plant and equipment of $12.4 million, to make cash payments related to the strategic plan of $4.3 million and to pay cash dividends of $3.5 million.

Current assets decreased to $108.2 million at the end of the third quarter of fiscal 1998 from $130.3 million at the end of fiscal 1997, largely as a result of lower cash and cash equivalent balances and deferred income taxes, partially offset by higher inventory and accounts receivable. The decrease in cash and cash equivalents was largely due to income tax payments in connection with the net gains on business divestitures, capital expenditures and payments associated with the strategic plan. Inventories increased to

$24.3 million at August 30, 1998 from $20.2 million at November 30, 1997, due principally to lower than anticipated third quarter sales volume, while the accounts receivable increase was due to seasonal dating and promotional programs. The $4.9 million decrease in deferred income taxes was due primarily to temporary differences between reporting for financial and income tax purposes in connection with the restructuring charges.

Current liabilities decreased to $37.5 million at the end of the third quarter of fiscal 1998 from $64.1 million at the end of fiscal 1997. This decrease was largely attributable to the payments of income taxes and reductions in the accruals associated with the Company's business divestitures and strategic plan.

The effect of unfavorable currency exchange rates for the British pound sterling, Dutch guilder (the functional currencies of the Company's U.K. and Holland operations, respectively) was the principal cause for the $.6 million decrease in the cumulative translation adjustment account in stockholders' equity.

The Company has a revolving credit agreement of $75 million and a line of credit agreement of $2.5 million. There was $5.4 million borrowed under these credit facilities as of August 30, 1998. Management believes that funds generated from operations, combined with the existing credit facilities, will be sufficient to meet currently anticipated working capital and other capital and debt service requirements. Should the Company require additional funds, management believes that the Company could obtain them at competitive costs. Management currently expects that total fiscal 1998 expenditures for additions to property, plant and equipment to increase capacity and productivity will approximate $16 million, of which approximately $12.4 million has been expended through the first nine months of fiscal 1998.

Year 2000 Issue
---------------

The Year 2000 ("Y2K") issue is the result of computer programs being written for, or microprocessors using, two digits (rather than four) to define the applicable year. Company computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in system failures or miscalculations. The Company is currently working to mitigate the Y2K issue and has established processes for assessing the risks and associated costs.

The Company has been formally addressing its internal Y2K issues during the past few years. These efforts involve assessments, identification of non-compliant systems, remediation, testing, and verification, including replacing and/or updating existing systems. The Company has completed the necessary modifications to most of its critical systems and applications. To date, the project is proceeding on schedule and is expected to be completed during 1999.

The Company also has initiated communications with significant suppliers and customers to coordinate the Y2K issue, and is in the process of determining the Company's vulnerability if these companies fail to remediate their Y2K issues. There can be no guarantee that the system of other companies will be timely remediated or that other companies' failure to remediate Y2K issues would not have a material adverse effect on the Company.

Costs incurred to date by the Company in addressing the Y2K issues have not been significant and are being funded through operating cash flows. The total implementation costs, relating principally to new hardware and software, capitalized to date are $5.3 million, which should represent substantially all of the capitalized costs to be incurred. These costs not only addressed Y2K issues but also provided for operational efficiencies and cost reductions. The Company continues to evaluate the estimated future costs associated with these efforts based on actual experience but does not currently anticipate that such costs will have a material impact on the Company's results of operations or financial position.

The Company currently believes that its systems will be fully operational and will not cause any material disruptions because of Y2K issues, but there can be no assurance that this will be the case. Further, because of the uncertainties associated with assessing preparedness of suppliers and customers, there is a risk of a material adverse effect on the Company's future results of operations if these constituencies do not correct their Y2K problems, if any, on a timely basis. The Company plans to continue assessing these risks through reviews with its major suppliers and customers. Contingency plans will be developed to deal with any problems which may become known as a result of these reviews. Contingency plans relating to suppliers and customers, if necessary, will be developed by the end of 1999.


New Accounting Standards
------------------------

During the first nine months of fiscal 1998, the Company adopted several new accounting standards:

          SFAS No. 128, "Earnings per Share", changes the manner in which earnings per share amounts are calculated and presented. (See Note 2 to Condensed Consolidated Financial Statements herein).

          SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", provides guidance in accounting for the costs of computer software developed or obtained for internal use and for determining if computer software is for internal use (See the aforementioned discussion in Selling, Shipping, Administrative and General expenses).

          SOP 96-1, "Environmental Remediation Liabilities," provides guidance on specific accounting issues that are present in the recognition, measurement, display and disclosure of environmental remediation liabilities. The adoption of this statement did not have a material impact on the Company's results of operations or financial position.

During 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires that the components of comprehensive income be reported in the financial statements. The statement is effective for fiscal years beginning after December 15, 1997.

During 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires the reporting of segment information utilizing the approach that the Company uses to manage its internal organization. Also, SFAS 131 requires the reporting of segment information on a condensed basis for interim periods beginning in fiscal 1999. The statement also is effective for fiscal years beginning after December 15, 1997.

During February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 132 does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits, requires additional information on changes in the benefit obligations and fair values of plan assets, and eliminates certain disclosures that are no longer as useful. The statement also is effective for fiscal years beginning after December 15, 1997, but earlier application is encouraged.

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

The adoption of SFAS Nos. 130, 131, 132, 133, and SOP 98-5 are not expected to have a material impact on the Company's consolidated results of operations, financial position or cash flows.

                           Part II - OTHER INFORMATION
                           ---------------------------

Item 2 - Changes in Securities and Use of Proceeds
--------------------------------------------------

(c)

During the third quarter of fiscal 1998, the Company issued from its Treasury an aggregate of 2,178 unregistered common shares under its 1997 Non-Employee Director Compensation Plan. Registration of such shares was not required because their issuance did not involve a "sale" under Section 2(3) of the Securities Act of 1993, or, alternatively, their issuance was exempt pursuant to the private offering provisions of that Act and the rules thereunder.

Item 5. Other Information
-------------------------

Recently, the Securities and Exchange Commission adopted a new proxy rule (Rule 14a-4(c)(i) under the Securities Exchange Act of 1934) which specifies the circumstances in which a company's annual meeting proxies executed by its shareholders may confer discretionary authority on the persons named in the proxies to vote on shareholder proposals which may be presented at the annual meeting. Under this new rule, such proxies may confer discretionary authority to vote on shareholder proposals presented at an annual meeting if: (i) the company did not have notice of the shareholder proposal at least 45 days before the date on which the company first mailed its proxy materials for the prior year's annual meeting, and (ii) a specific statement to that effect is made in the company's proxy statement or form of proxy.

The Company intends to avail itself of the provisions of Rule 14a-4(c)(i), and accordingly, with respect to the Company's 1999 annual meeting, Company proxies executed by shareholders will be deemed to have granted discretionary authority to vote on any shareholder proposals presented at the 1999 annual meeting of which the Company has not received written notice (addressed to the Company at its principal executive offices set forth on the cover page of this Report,
Attention: Corporate Secretary) by January 19, 1999, or such other date as the Company may hereafter specify.

The foregoing has no affect on the requirement (as set forth in the Company's proxy statement for its April 15, 1998 annual meeting) that in order to be eligible for inclusion in the Company's proxy statement relating to its 1999 annual meeting, shareholder proposals must be received by the Company not later than November 16, 1998.

Item 6 -Exhibits and Reports on Form  8-K
-----------------------------------------

(a) Exhibits
    --------

       27. Financial Data Schedule for the nine months ended August 30, 1998.


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


                              HUNT CORPORATION.


Date      October 14, 1998                By  /s/  William E. Chandler
    -------------------------------         ------------------------------------
                                            William E. Chandler
                                            Senior Vice President, Finance
                                            (Principal Financial Officer)


Date      October 14, 1998                By  /s/  Donald L. Thompson
    --------------------------------        ------------------------------------
                                            Donald L. Thompson
                                            Chairman of the Board
                                            and Chief Executive Officer


Date      October 14, 1998                By  /s/  John Fanelli III
    --------------------------------        ------------------------------------
                                            John Fanelli III
                                            Vice President, Corporate Controller
                                            (Principal Accounting Officer)

                                  EXHIBIT INDEX


Exhibit 27  - Financial Data Schedule for the nine months ended August 30, 1998.
              -----------------------------------------------------------------