Form 10-K
period 1998-11-29
HUNT CORP
filed 1999-02-26
CIK 49146

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 for the fiscal year ended November 29, 1998

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 for the transition period from ______ to ______.

    For the fiscal year ended November 29, 1998       Commission File No. 1-8044

                                HUNT CORPORATION
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the registrant's common shares (its only voting stock) held by non-affiliates of the registrant as of February 1, 1999 was approximately $114,000,000. (Reference is made to the final paragraph of Part I herein for a statement of the assumptions upon which this calculation is based.)

The number of shares of the registrant's common shares outstanding as of February 1, 1999 was 10,807,340.

                      DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant's 1999 definitive proxy statement relating to its scheduled April 1999 Annual Meeting of Shareholders (which proxy statement is expected to be filed with the Commission not later than 120 days after the end of the registrant's last fiscal year) are incorporated by reference into
Part III of this report.

Certain statements contained in this report are forward-looking statements. Such forward-looking statements represent management's assessment based upon information currently available, but are subject to risks and uncertainties which could cause actual results to differ materially from those set forth in the forward-looking statements. These risks and uncertainties include, but are not limited to, the Company's ability to successfully complete the implementation, and realize the anticipated growth and other benefits, of its strategic plan on a timely basis, the effect of, and changes in, worldwide general economic conditions, technological and other changes affecting the manufacture of and demand for the Company's products, competitive and other pressures in the market place, the impact of Year 2000 issues, the outcome of litigation in which the Company is engaged, and other risks and uncertainties set forth herein and in the Company's Forms 10-Q and 8-K filings with the Securities and Exchange Commission.

                                     PART I

ITEM 1. BUSINESS

General

Hunt Corporation and its subsidiaries (herein called the "Company," unless the context indicates otherwise) are primarily engaged in the manufacture and distribution of consumer products and graphics products which the Company markets worldwide.

In April 1997, the Company initiated a new strategy for growth and restructuring plan (the "strategic plan") designed to restore higher levels of growth and profitability and to reduce its cost structure. This plan resulted from a strategic assessment of the Company's business, conducted with the aid of outside consultants. The restructuring portion of the strategic plan has been completed, resulting in a significant reduction in the Company's stock keeping units, rationalization of its manufacturing and warehouse facilities and a major restructuring of its administrative and marketing and selling functions. This resulted in cost savings of approximately $17.7 million in fiscal 1998. Although the Company expects most of these cost savings to continue in future years, there is no assurance that such savings will be achieved.

In connection with the strategic plan, the Company has repositioned itself for growth by focusing on two core business areas: Graphics Products, which includes laminating equipment and supplies for large format digital images, and board products used for mounting and presenting images; and Consumer Products, which is a group of select BOSTON, X-ACTO and BIENFANG brand products. In fiscal 1997, a comprehensive three-year growth plan for the Company's core business areas was developed which established annual goals of consolidated revenue growth of 10 to 15 percent and earnings growth of 15 to 20 percent into the next century. These revenue and earnings growth expectations were not achieved in fiscal 1998. Management believes that the Company suffered from a number of unfavorable factors during fiscal 1998, particularly during the latter part of the third quarter and throughout the fourth quarter of fiscal 1998, including the worldwide economic slowdown, lower sales to key retail customers such as office products superstores, unfavorable currency exchange fluctuations, higher than anticipated start-up costs of a new United Kingdom board products manufacturing facility, and slower acceptance by users of technological changes in the digital imaging market. At the same time, in fiscal 1998 the Company restructured the Consumer Products plant facilities, successfully installed integrated computer systems throughout the Company, introduced new products, bolstered marketing capabilities with new hires in key positions, and consolidated the graphics and substrates business areas to enhance focus on growth markets. The Company intends to continue to analyze cost savings opportunities in all facets of its operations, but the Company also intends to invest in new product development and research, especially in the large format digital printing market.

The Company's operating results for fiscal 1997 include the effects of a pretax charge of $26.8 million (approximately $18.5 million after taxes, or $1.67 per share on a basic basis and $1.61 per share on a diluted basis) recorded in conjunction with the implementation of the strategic plan. The charge to restructuring includes employee severance costs, inventory writedowns and returns and fixed and intangible asset writedowns, recognition of future lease obligations, and other related costs. During fiscal 1998, the Company, on a net basis, reduced by $2.9 million pretax (or $.17 per share after tax on a basic basis and $.16 per share after tax on a diluted basis) some of its restructuring reserves. The reserve reduction ($4.1 million pretax, or $.24 per share after tax on a basic basis and $.23 per share after tax on a diluted basis) related primarily to lower employee severance costs, inventory returns, and decisions not to vacate certain leased facilities in connection with the implementation of the strategic plan during fiscal 1997, partially offset by additional restructuring charges of $1.2 million pretax (or $.07 per share after tax on a basic and diluted basis) in connection with the consolidation of the graphics and substrates business units (principally employee severance costs) in the fourth quarter of fiscal 1998.

As part of the strategic plan, the Company sold its Lit-Ning Products business (office supplies), its Hunt Data Products' MediaMate and Calise brand products (office supplies), and its Speedball brand art products (art supplies) during fiscal 1997. In addition, in mid-November 1997, the Company sold its Bevis office furniture business. The latter transaction represented the last major divestiture in the Company's strategic plan. The Bevis business is presented as a discontinued operation in the accompanying Consolidated Statements of Income and Notes to Consolidated Financial Statements.

During fiscal 1998, the Company reduced by $1.4 million pretax (or $.08 per share after tax on a basic and diluted basis) some of its reserves established in connection with its 1997 business divestitures ($.7 million pretax, or $.04 per share after tax on a basic and diluted basis) and its 1997 disposal of a discontinued business ($.7 million pretax, or $.04 per share after tax on a basic and diluted basis). These latter reserve reductions were principally related to lower than expected costs associated with accruals (primarily inventory returns) established at the time of the respective divestiture.

See Item 7 herein and Notes 3 and 4 to Consolidated Financial Statements herein for further information.

Business Segments

The following table sets forth the Company's net sales from continuing operations and income from continuing operations by business segment for the last three fiscal years. The Company changed its business segment reporting in fiscal 1998 to more accurately reflect its current reporting practices as a result of the implementation of its strategic plan and consolidation of its graphics and substrates business units. All prior fiscal year data has been restated for comparative purposes:

                                             1998        1997         1996
                                            ------      ------       ------
Net Sales:                                           (In millions)
   Consumer products ..................     $107.9      $122.3       $143.1
   Graphics products ..................      138.7       137.2        121.4
                                            ------      ------       ------
   Total ..............................     $246.6      $259.5       $264.5
                                            ======      ======       ======
Income from continuing operations:*
   Consumer products ..................     $ 22.5      $  1.5       $ 17.5
   Graphics products ..................        3.2         2.8         12.5
                                            ------      ------       ------
   Total ..............................     $ 25.7      $  4.3       $ 30.0
                                            ======      ======       ======

*Includes a portion of the net reduction for some of the restructuring reserves of $2.9 million, of which $2.9 million and $(.3) million is reflected in the consumer products and graphics products amounts, respectively in fiscal year 1998. Also includes a portion of the charge for the strategic plan of $26.8 million, of which $18.2 million and $8.4 million is reflected in the consumer products and graphics products amounts, respectively, in fiscal 1997. Also includes a provision for organizational changes and relocation and consolidation of operations which reduced the consumer products income from continuing operations by $.4 million in fiscal year 1996. See Items 6 and 7 herein and Note 19 to Consolidated Financial Statements herein for further information concerning the Company's business segments (including information concerning identifiable assets).

Consumer Products

The Company has two major classes of consumer products: office supplies and art supplies. The amounts and percentages of net sales from continuing operations of these product classes for the last three fiscal years were as follows:

                                           1998                     1997*                   1996*
                                    -----------------        -----------------        -----------------
                                                           (Dollars in millions)
Product Class:
   Office supplies ............     $ 73.9        68%        $ 78.3        64%        $ 96.7        68%
   Art supplies ...............       34.0        32%          44.0        36%          46.4        32%
                                    ------       ---         ------       ---         ------       ---
   Total ......................     $107.9       100%        $122.3       100%        $143.1       100%
                                    ======       ===         ======       ===         ======       ===

*Restated for comparative purposes.

The Company's consumer office products currently consist of a variety of items sold under the Company's BOSTON brand, including: manual and electric pencil sharpeners; paper trimmers; manual and electronic staplers; RAPID(1) manual and electric staplers; Schwan-STABILO(2) highlighter markers and writing instruments sold under an exclusive distribution agreement; and other office supplies products. As part of the strategic plan, the Company divested some of its consumer products in 1997, including paper punches and shredders. Fiscal years 1997 and 1996 include the sales of its Lit-Ning Products business and its Hunt Data Products' MediaMate and Calise brand products which were divested in February 1997. The combined sales of the divested Lit-Ning Products and Hunt Data Products' MediaMate and Calise brand products for fiscal years 1997 (through the various divestiture dates) and 1996 were $4 million and $22.5 million, respectively.

The Company's art supplies products are used primarily by commercial and amateur artists, as well as hobbyists and craft enthusiasts, and include: various types of X-ACTO brand knives and blades; X-ACTO brand tools and kits; CONTE(3) pastels, crayons and related drawing products, for which the Company is the exclusive United States and Canadian distributor; commercial and fine art papers which the Company converts, finishes and sells under its BIENFANG brand name; and paint markers. In conjunction with the strategic plan, the Company sold its Speedball brand art products and divested other art supplies products during fiscal 1997. The sales of the divested Speedball brand art products for fiscal years 1997 (through the divestiture date) and 1996 were $7.5 million and $8.4 million, respectively.

The Company consistently has sought to expand its consumer products business through internal product development, the acquisition of distribution rights to products which complement or extend the Company's established lines, the acquisition of complementary businesses and broadened distribution. Examples of new consumer products introductions by the Company in recent years are: stand-up staplers and battery operated pencil sharpeners sold under a licensing agreement with The Coca-Cola(4) Company, BOSTON brand electric and battery powered pencil sharpeners, and paper trimmers, grip and stand-up staplers and the X-Acto X-2000 knife.

The Company's consumer products are sold domestically into the commercial office, home office and general consumer markets. They are sold and distributed primarily through large retail outlets, such as office products superstores, drug and food chain stores, variety stores, discount chains and membership chains, and through office supply wholesalers and dealers. The consumer market has increased significantly over the last several years primarily due to the dramatic growth of office products superstores and discount chains. A more limited line of products is sold to schools through specialized school supply distributors.



(1)Trademark of Isaberg AB.
(2)Trademark of Schwan-STABILO Schwanhausser GmbH & Co.
(3)Trademark of Conte S.A.
(4)Trademark of The Coca-Cola Company.

Graphics Products

The Company has two major classes of graphics products: supplies and equipment. The amounts and percentages of net sales from continuing operations of these product classes for the last three fiscal years were as follows:

                                    1998                    1997*                    1996*
                             -----------------       ------------------        -----------------
                                                    (Dollars in millions)
Product Class:
   Supplies ............     $110.9        80%        $108.1        79%        $ 98.2        81%
   Equipment ...........       27.8        20%          29.1        21%          23.2        19%
                             ------       ---         ------       ---         ------       ---
   Total ...............     $138.7       100%        $137.2       100%        $121.4       100%
                             ======       ===         ======       ===         ======       ===

*Restated for comparative purposes.

The Company's graphics products are used largely by picture framers, graphic artists, display designers and photo laboratories, and include a range of board products consisting of: BIENFANG foam boards (which constitute a significant portion, although less than 45%, of the supplies product class) and BIENFANG project display boards; COLORMOUNT and TECHMOUNT brands dry mount adhesive products; pressure sensitive and heat activated adhesive products sold under the SEAL brand, as well as under the PRINT GUARD, PRINT MOUNT and GARDIAN brand names; THERMASHIELD laminating films; an array of mounting and laminating equipment sold under the IMAGE brand name; and specialty tapes and films supplied under various private brands.

The Company consistently has sought to expand its graphics business primarily through acquisitions of complementary businesses and of distribution rights to complementary products manufactured by others, through internal product development, and through broadened distribution. Major graphics products introduced during the last several fiscal years include: MIGHTYCORE, a heavy duty foam board; a single pass mounting and laminating desk-top laminator; SINGLE STEP adhesive coated BIENFANG foam board; BIENFANG project display boards; SHOWTIME portable display products; IMAGE brand large format laminators; GARDIAN outdoor protective laminates and adhesives; PRINT MOUNT pressure sensitive adhesives; and THERMASHIELD laminating films.

In 1997, the Company acquired Sallmetall b.v., a Dutch company, whose operations involve the design and assembly of laminating equipment and related adhesive film coating manufacturing. This acquisition has further strengthened the Company's position as a leading global supplier of print finishing systems and has expanded its capacity in the growing market for wide format short-run digital imaging. See Note 5 to Consolidated Financial Statements.

BIENFANG foam board has been a particularly important product, as it has allowed the Company to penetrate the picture framing, sign, display and exhibit markets, yet it also holds wide appeal to the traditional customer groups in art supply, hobby/craft and office product markets. The success of foam board has been attributable, in significant part, to the Company's ability to offer the end-user a variety of value-added foam board products, such as colored or adhesive-coated foam board.

Traditionally, the Company's graphics products have been distributed primarily through wholesalers (framing, photomounting), general consumer-oriented retail outlets (primarily office products superstores and chain stores) and industrial concerns (photo labs, screen printers). Over the last several years, however, consumer-oriented retail outlets have become an increasingly important distribution channel for the Company's graphics products.

Sales and Marketing

General

The Company has over 8,000 active customers, the ten largest of which accounted for approximately 34% of its sales in fiscal 1998. Three of these ten largest customers were office products superstore chains. The largest single customer accounted for 7% of sales for that year. There is a continuing trend toward consolidation of wholesalers, dealers and superstores, particularly in the office products market. This has resulted in an increasing percentage of the Company's sales being attributable to a smaller number of customers with increased buying and bargaining power. This increase in bargaining power is likely to lead to lower selling prices for the Company's office supplies products and board products sold to office products superstores.

Because most of the Company's sales are made from inventory, the Company generally operates without a material backlog. The Company's sales generally are not subject to material seasonal fluctuations. See Note 18 to Consolidated Financial Statements herein.

Domestic Operations

Domestic marketing of the Company's consumer products and graphics products is effected principally through three separate sales forces, one each of consumer products, graphics, and mass market. The combined sales forces are comprised of over 30 company salespeople and over 150 independent manufacturers' representatives.

The Company maintains domestic distribution operations in Beacon Falls, Connecticut and Sun Prairie, Wisconsin for graphics products; and in Statesville, North Carolina for both consumer and graphics products.

Foreign Operations

The Company distributes its products in more than 60 foreign markets through its own sales force of eight area sales managers and nine salespersons, and through over 20 independent sales agents and over 350 distributors.

Sales of consumer products and graphics products represented approximately 59% and 41%, respectively, of the Company's export sales in fiscal 1998, with BOSTON brand electrical and mechanical pencil sharpeners, X-ACTO brand knives and blades, BIENFANG brand paper and foam board products, and SEAL brand pressure sensitive and heat activated adhesive products accounting for the major portion of these sales.

Sales from foreign operations in Europe included principally graphics products. See Note 19 to Consolidated Financial Statements herein for further information concerning the Company's foreign operations.

The Company maintains distribution operations in Ontario, Canada; Basildon, England; Raalte, Netherlands; and in Hong Kong.

Foreign operations are subject to the usual risks of doing business abroad, particularly currency fluctuations and foreign exchange controls, as well as to general economic conditions. At the present time, the Company is experiencing some general softness in demand for its products in Asia and Latin America, primarily, management believes, due to the current economic situation there. Management is uncertain, at this point, as to the extent that the unsettled conditions in Asia and Latin America will affect the Company's business in the future. See Item 7 herein and Note 1 to Consolidated Financial Statements herein for information concerning hedging.

Manufacturing and Production

The Company's operations include manufacturing and converting of products, as well as purchasing and assembly of various component parts. Excluding products for which it acts as a distributor, the vast majority of the Company's sales are of products which are manufactured, converted or assembled by it. See Item 2 herein for information concerning the Company's major manufacturing facilities.

The Company customarily has more than one source of supply for its critical raw materials and component parts, and its businesses have not been materially hindered by shortages or increased prices of such items. The Company anticipates that the stabilization of costs for its raw materials that were realized during fiscal 1998 should continue in fiscal 1999. However, there can be no assurance that this will be the case. See Item 7 herein.

Competition

The Company does not have any single competitor which offers substantially the same overall lines of either consumer products or graphics products as the Company. However, competition in a number of areas of the Company's businesses, such as electric pencil sharpeners, staplers, foam board, and laminating equipment and supplies, is substantial, and some of the Company's competitors are larger and have considerably greater financial resources than the Company.

Because of the fragmented nature of the consumer products and graphics products businesses, the multiple markets served by the Company, and the absence of published market data, the Company generally is not able to determine with certainty its relative domestic or foreign market share for its various products. Nevertheless, the Company believes that it is among the leaders in domestic markets in a number of its products, including manual and electric pencil sharpeners; BIENFANG foam board products; laminating equipment; and X-ACTO brand knives and blades.

The Company considers product performance and brand recognition to be important competitive factors in its businesses, but competitive pricing and promotional discounts also have become increasingly important factors, particularly in the consumer products area.

Trademarks, Patents and Licenses

The Company's business is not dependent, to a material extent, upon any patents. However, the Company regards its many trademarks as being of substantial value in the marketing of its various products. The following trademarks, some of which are mentioned in this report, are owned by the Company: BIENFANG(R), BOSTON(R), COLORMOUNT(R), CLASSIC STANDUP STAPLER(TM), DELUXE STANDUP STAPLER(TM), FLOOR GUARD(TM), GARDIAN(R), GRIP STANDUP STAPLER(TM), IMAGE(R), JET GUARD(TM), MIGHTYCORE(TM), PALM STANDUP STAPLER(TM), PAINTERS(R), PRINT GUARD(R), PRINT MOUNT(R), SEAL(R), SHOWTIME(R), SINGLE STEP(R), TECHMOUNT(R), THERMASHIELD(TM), X-2000(R) and X-ACTO(R).

As previously indicated, the Company also has been granted exclusive distribution rights in designated territories with respect to various products, including CONTE drawing products; Schwan-STABILO highlighter markers and writing instruments and RAPID manual and electric stapling machines. The Company's distribution rights generally are of limited duration (the longest usually not exceeding approximately seven years) and may be terminated or expire, in certain cases, with as little as approximately six months notice from the grantor of such rights. While the Company's business is not dependent upon any of these distribution rights (no line of such distributed products having accounted for as much as 3% of the Company's net sales in fiscal 1998), the loss of the right to market certain products could have an adverse effect on the Company's profitability.

Subsequent to the 1998 fiscal year-end, the Company was notified by Schwan-STABILO Schwanhausser GmbH & Co of its intent to terminate its exclusive distribution agreement with the Company effective September 1, 1999. Sales of Schwan-Stabilo products in fiscal 1998 were less than 10% of the Company's office supplies products class sales and less than 5% of its total consumer products sales.

Research and Development

During fiscal 1998, the Company spent approximately $2.5 million on Company-sponsored research and development, as compared with approximately $3.3 million in fiscal 1997 and $2.9 million in fiscal 1996.

Personnel

As of January 4, 1999, the Company had approximately 1,300 full-time employees.

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

The Company is also involved on a continuing basis in monitoring its compliance with environmental laws and in making capital and operating improvements necessary to comply with existing and anticipated environmental requirements. Despite its efforts, the Company has been cited for occasional violations or alleged violations of environmental laws or permits and on several occasions has been named as a potentially responsible party for remediation of sites. Expenses incurred by the Company to date relating to violations of and compliance with environmental laws and permits and site remediation have not been material. While it is impossible to predict with certainty, management currently does not foresee such expenses in the future as having a material effect on the Company's business, results of operations or financial condition. See Note 15 to Consolidated Financial Statements herein.

ITEM 2. PROPERTIES

The Company presently maintains its principal executive offices at One Commerce Square, 2005 Market Street, Philadelphia, PA 19103 in approximately 56,000 square feet of leased space under a sublease expiring in 2002. The following table sets forth information with respect to certain of the other facilities of the Company:

Industry          Primary                                Approximate        Owned or
segment           function           Location            size               leased
---------------   ----------------   ------------------  ----------------   -----------
Graphics          Manufacturing      Statesville, NC     219,000 sq.ft.     (1)
Products          & Offices                              bldg. on
                                                         13 acres

                  Manufacturing,     Beacon Falls, CT    66,000 sq. ft.     Leased
                  Distribution,                          bldg. on           (exp. 2007)
                  & Offices                              3 acres

                  Manufacturing,     Basildon, England   64,000 sq. ft.     Owned
                  Distribution,                          in two bldgs.
                  & Offices                              on 3 acres

                  Manufacturing,     Raalte,             90,000 sq. ft.     (2)
                  Distribution,      Netherlands         in two bldgs.
                  & Offices                              on 3 acres
---------------   ----------------   ------------------  ----------------   -----------
Consumer          Manufacturing      Statesville, NC     218,000 sq. ft.    Owned
Products          & Offices                              bldg. on
and Graphics                                             16 acres
Products
                  Distribution       Statesville, NC     320,000 sq. ft.    Leased
                  & Offices                              bldg.              (exp. 2005)

                  Distribution       Ontario, Canada     59,000 sq. ft.     Leased
                  & Offices                              bldg.              (exp. 2001)

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

(2) One of these buildings is 50% owned by the Company and 50% is leased from a third party with an expiration date of September 1999. The Company has entered into an agreement to purchase the leased portion at the expiration date for 1.4 million Dutch guilders (or approximately $.7 million). The other building is entirely owned by the Company.

At present, the above facilities generally are believed to be adequately utilized and suitable for the Company's present needs.

ITEM 3. PENDING LEGAL PROCEEDINGS

The Company is not aware of any material pending legal proceedings involving the Company or its subsidiaries other than as discussed below. See also Note 15 to Consolidated Financial Statements herein and Item 1 - "Environmental Matters" herein.

The Company has been sued for patent infringement with respect to one of its minor products. After a jury trial, the U.S. District in the Western District of Wisconsin entered judgment against the Company in this matter and awarded damages to the plaintiffs in the amount of $3.3 million, plus interest and costs. The Company and its patent legal counsel believe that the verdict against the Company was incorrect and that it will be reversed on appeal. Accordingly, the Company has not recorded any liability in its financial statements associated with this judgment. However, there can be no assurance that the Company will prevail in this matter. In the event of an unfavorable final judgment against the Company, management believes that it will not have a material impact on the Company's financial position, but it could have a material effect on quarterly or annual results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year covered by this report.

                             Additional Information

The following information is
furnished in this Part I pursuant to Instruction 3 to Item 401(b) of Regulation S-K:

Executive Officers of the Company

Name                            Age      Position
-----------------------        -----     -----------------------------------
Donald L. Thompson              57       Chairman of the Board,
                                         President and Chief Executive Officer

John W. Carney                  55       Vice President, General Manager
                                         Hunt Graphics

William E. Chandler             55       Senior Vice President, Finance;
                                         Chief Financial Officer, and Secretary

Spencer W. O'Meara              52       Executive Vice President

W. Ernest Precious              57       Executive Vice President,
                                         Corporate Development

Eugene A. Stiefel               51       Vice President, Information Services

The executive officers of the Company customarily are elected annually by the Board of Directors to serve, at the pleasure of the Board, for a period of one year or until their successors are elected. All of the executive officers of the Company, except for Mr. Thompson, have served in varying executive capacities with the Company for over five years.

Mr. Thompson joined the Company and was elected an executive officer in June 1996 after 23 years at Avery Dennison Corporation, where he served in a variety of positions, the most recent as Group Vice President of the Office Products business.
                           --------------------------

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

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's common shares are traded on the New York Stock Exchange (trading symbol "HUN"). The following table sets forth the high and low quarterly sales prices of the Company's common shares during the two most recent fiscal years (all as reported by The Wall Street Journal):

                                             Fiscal Quarter
                                                  1998
                            ----------------------------------------------
                              First       Second       Third       Fourth
                            ---------    --------    ---------    --------
   High ...............     $23 11/16    $25 3/16    $23 13/16    $16 5/16
   Low ................     $21 5/16     $22 5/8     $16          $12 3/8

                                             Fiscal Quarter
                                                  1997
                            ----------------------------------------------
                              First       Second       Third       Fourth
                            -------      -------     -------      ---------
  High ................     $18 1/2      $19 1/8     $21 1/4      $23 15/16
  Low .................     $16 3/4      $17 1/2     $18 1/2      $20 3/8

See Note 14 to Consolidated Financial Statements herein for information concerning certain Rights which were distributed by the Company to shareholders and which currently are deemed to be attached to the Company's common stock.

As of February 1, 1999, there were over 600 record holders of the Company's common shares, which number does not include shareholders whose shares were held in nominee name.

During the past two fiscal years, the Company has paid regular quarterly cash dividends on its common shares at the following rates per share: 1998 - $.1025 per quarter and 1997 - $.095 per quarter. Certain of the Company's credit agreements contain representations, warranties, covenants and conditions, the violation of which could result in restrictions on the Company's present and future ability to pay dividends. There can be no assurance however, as to the payment or the amount of future dividends, since they depend on the Company's earnings, financial condition and other factors. See Note 10 to Consolidated Financial Statements herein.

During fiscal 1998, the Company issued from its Treasury an aggregate of 6,388 unregistered common shares as awards and grants under its non-employee director compensation plan. Registration of such shares was not required because their issuance did not involve a "sale" under Section 2(3) of the Securities Act of 1933, or, alternatively, their issuance was exempt pursuant to the private offering provisions of that Act and the rules thereunder.

ITEM 6. SELECTED FINANCIAL DATA

The following table contains selected financial data derived from the Company's audited Consolidated Financial Statements for each of the last five fiscal years. This data should be read in conjunction with the Company's Consolidated Financial Statements (and related notes) appearing elsewhere in this report and with Item 7 of this report. The following data is on a continuing operations basis.

                                                                           Year Ended
                                                 ------------------------------------------------------------
                                                 Nov. 29,       Nov. 30,     Dec. 1,      Dec. 3,    Nov. 27,
(In millions, except per share data)             1998(1)        1997(2)      1996(3)      1995(4)      1994
                                                 --------       --------     -------      -------    --------
Net sales ................................       $246.6         $259.5       $264.5       $253.6      $236.5

Income (loss) from
   continuing operations .................         11.6           (6.1)        10.5         11.9        15.1

Income (loss) from continuing
   operations per common share:
    Basic ................................         1.04           (.55)         .91          .74         .93
    Diluted ..............................         1.01           (.55)         .89          .74         .92

Total assets .............................        186.9          209.5        175.7        182.8       173.4

Long-term debt ...........................         57.7           54.1         64.6          3.6         3.6

Cash dividends declared per share ........          .41            .38          .38          .38         .36

(1) In fiscal 1998, the Company, on a net basis, reduced by $1.9 million after taxes, or $.17 per share on a basic basis and $.16 per share on a diluted basis, some of its restructuring reserves. In addition, the Company reduced by $.4 million after taxes, or $.04 per share on a basic and diluted basis, some of its reserves established in connection with its 1997 business divestitures (excluding the discontinued business).

(2) In fiscal 1997, the Company recorded a charge for the strategic plan of approximately $18.5 million after taxes, or $1.67 per share on a basic basis and $1.61 per share on a diluted basis, and other related costs of $2.2 million after taxes, or $.20 per share on a basic basis and $.19 per share on a diluted basis, and recorded a net gain on sales of divested businesses (excluding the discontinued business) of $2.5 million after taxes, or $.23 per share on a basic basis and $.22 per share on a diluted basis.

(3) In fiscal 1996, the Company recorded a charge for anticipated costs related to the relocation and consolidation of certain manufacturing and distribution operations to income from continuing operations of approximately $.3 million after taxes, or $.02 per share on a basic and diluted basis.

(4) In fiscal 1995, the Company recorded a charge for anticipated costs relating to organizational changes and relocation and consolidation of operations to income from operations of approximately $3.5 million after taxes, or $.22 per share on a basic and diluted basis.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this report are forward-looking statements. Such forward-looking statements represent management's assessment based upon information currently available, but are subject to risks and uncertainties which could cause actual results to differ materially from those set forth in the forward-looking statements. These risks and uncertainties include, but are not limited to, the Company's ability to successfully complete the implementation, and realize the anticipated growth and other benefits, of its strategic plan on a timely basis, the effect of, and changes in, worldwide general economic conditions, technological and other changes affecting the manufacture of and demand for the Company's products, competitive and other pressures in the market place, the impact of Year 2000 issues, the outcome of litigation in which the Company is engaged, and other risks and uncertainties set forth herein and in the Company's Forms 10-Q and 8-K filings with the Securities and Exchange Commission.

Results of Operations

In April 1997, the Company announced its adoption of a new strategy for growth and restructuring plan (the "strategic plan") designed to restore higher levels of sales growth and profitability and to reduce its cost structure. This plan resulted from a strategic assessment of the Company's business conducted in fiscal 1997 with the aid of outside consultants. The cost reduction portion of the strategic plan resulted in cost savings of approximately $17.7 million and $7.3 million in fiscal years 1998 and 1997, respectively. These cost savings have resulted primarily from a significant reduction of the Company's stock keeping units, the rationalization of manufacturing and warehouse facilities and a major restructuring of its administrative and marketing and selling functions. Although the Company expects most of these cost savings to continue in future years, there is no assurance that they will be achieved. (See Note 3 to Consolidated Financial Statements.)

During fiscal 1998, the Company, on a net basis, reduced by $2.9 million (approximately $1.9 million after taxes, or $.17 per share on a basic basis and $.16 per share on a diluted basis), a portion of which is included in cost of sales ($1.4 million pre-tax), some of its restructuring reserves. This reserve reduction related primarily to lower than expected severance costs ($1.1 million pre-tax), inventory returns ($1.4 million pre-tax), decisions not to vacate certain leased facilities ($.6 million pre-tax) and other related costs ($1.0 million pre-tax) in connection with the Company's implementation of its strategic plan during fiscal 1997, partially offset by additional restructuring charges in connection with the consolidation of the graphics and substrates business units in the fourth quarter of fiscal 1998 relating principally to employee severance costs ($1.2 million pre-tax).

The Company's operating results for fiscal 1997 include the effects of a pre-tax special charge of $26.8 million (approximately $18.5 million after taxes, or $1.67 per share on a basic basis and $1.61 per share on a diluted basis) recorded in conjunction with the implementation of the strategic plan. The charge to restructuring included employee severance costs ($4.1 million), inventory writedowns and returns ($8.2 million), fixed and intangible asset writedowns ($7.9 million), recognition of future lease obligations ($3.3 million), and other related costs. Approximately $3.5 million remains accrued in the accompanying Consolidated Balance Sheet at November 29, 1998 for cash related items. The special items impacting earnings for fiscal years 1998 and 1997 are included in the following categories in the accompanying Consolidated Statements of Income (in millions, except per share data):

                                               1998                                  1997
                                 ----------------------------------    ----------------------------------
                                               Basic       Diluted                   Basic       Diluted
                                 Pre-Tax     After-Tax    After-Tax     Pre-Tax    After-Tax    After-Tax
                                  Dollar     Per Share    Per Share      Dollar    Per Share    Per Share
                                  Amount       Amount       Amount       Amount      Amount       Amount
                                 -------     ----------   ---------     -------    ---------    ---------
Restructuring and other .....   $(1,534)       $(.09)       $(.09)      $18,627       $1.16       $1.12
Cost of sales ...............    (1,351)        (.08)        (.07)        8,204         .51         .49
                                -------        -----        -----       -------       -----       -----
                                $(2,885)       $(.17)       $(.16)      $26,831       $1.67       $1.61
                                =======        =====        =====       =======       =====       =====

During fiscal 1998, the Company reduced by $.7 million ($.4 million after taxes, or $.04 per share on a basic and diluted basis) some of its reserves in connection with its 1997 business divestitures. This reduction was principally related to lower than expected costs associated with accruals, primarily for inventory returns, established at the time of the respective divestiture. (See
Note 3 to Consolidated Financial Statements.)

In addition, the Company reduced in fiscal 1998 by $.7 million ($.5 million after taxes, or $.04 per share on a basic and diluted basis) some of its reserves established in connection with its 1997 disposal of a discontinued business. This reduction was largely attributable to lower than expected costs associated with accruals, primarily for accounts receivable and fixed assets, established at the time of the divestiture. This business divestiture is presented as a discontinued operation in the accompanying Consolidated Statements of Income and Notes to Consolidated Financial Statements. (See Note 4 to Consolidated Financial Statements.) The following discussion is on a continuing operations basis.

As a result of the above divestitures, including the discontinued business, an aggregate of approximately $100 million of revenue on an annualized basis and related profit will not be available to the Company going forward. Management believes a critical part of the strategic plan is to offset these revenue and earnings losses through increased focus on the Company's graphics products in the high-growth digital imaging, and sign and display markets, through leveraging of the Company's brand strength in consumer products, from internal new product development and through acquisitions. Also, management believes improved manufacturing processes, rationalization of distribution facilities, and savings in administrative, marketing and selling support areas will help offset these losses.

Comparison of Fiscal 1998 vs. 1997

Net Sales. Net sales from continuing operations decreased 5.0% to $246.6 million in fiscal 1998 from $259.5 million in fiscal 1997 largely due to the divestitures of the Lit-Ning, Hunt Data Products and Speedball brand products businesses and, to a lesser extent, to lower sales of other products rationalized during fiscal 1997. Excluding the divested businesses, net sales of retained businesses would have increased 3.7% over fiscal 1997. This sales increase was primarily the result of higher unit volume, particularly from new products and broader distribution in existing sales channels, partially offset by lower net selling prices.

The Company changed its business segment reporting in fiscal 1998 to more accurately reflect its current reporting practices as a result of the implementation of its strategic plan and consolidation of its graphics and substrates business units. All prior fiscal year data has been restated for comparative purposes.

Consumer products sales of $107.9 million for fiscal 1998 decreased 12% from fiscal 1997 sales of $122.3 million. This decrease was principally attributable to lower sales of art supplies (down 23%) and office supplies (down 6%) due largely from lower sales of products targeted for rationalization, to the divestiture of the Speedball brand art products and to lower sales of X-Acto brand products. Excluding the divested businesses and products rationalized, consumer products net sales would have increased 4.8% over fiscal 1997. This sales increase was attributable primarily to the introduction of new products, expanded placement of existing products and broader distribution in current sales channels. Export sales of consumer products decreased 20% in fiscal 1998 as compared to fiscal 1997, primarily due to lower sales in Canada and Latin America, resulting principally from the decrease in the value of the Canadian dollar and to general softness in demand as a result of current economic conditions in Latin America.

Graphics products sales increased 1.1% to $138.7 million in fiscal 1998 from $137.2 million in fiscal 1997. This sales increase was attributable to higher sales of supplies products (up 2.6%), partially offset by lower laminating equipment products sales (down 4.5%). The increase in supplies products was due principally to higher sales of mounting and laminating supplies to the wide format digital imaging market, and to higher sales of board products (i.e. project display board). The decrease in laminating equipment products sales was due primarily to softness in demand for such products in Asia and Latin America, and to a lessor extent in the U.S. Export sales of graphics products remained essentially unchanged in fiscal 1998 from fiscal 1997. Foreign sales of graphics products also were essentially unchanged in fiscal 1998 from a year ago, with higher sales of supplies products offset by lower sales of laminating equipment. Changes in currency exchange rates from year-to-year had an insignificant impact on foreign sales in fiscal 1998. During the latter part of the third quarter and throughout the fourth quarter of fiscal 1998, the Company experienced some general softness in demand for its products in Asia and Latin America, primarily as a result of the current economic situations there. Management is uncertain as to the extent that the unsettled conditions in Asia and Latin America or elsewhere in the world will affect the Company's business in the future.

Gross Profit. The Company's gross profit margin increased to 38.4% of net sales in fiscal 1998 from 36.3% in fiscal 1997. The increase was primarily the net result of the $1.4 million special credit and the $8.2 million special charge recorded in cost of sales in fiscal years 1998 and 1997, respectively, in connection with the Company's strategic plan previously discussed. Excluding the effect of these special items, the gross profit percentages for fiscal years 1998 and 1997 would have been 37.9% and 39.4%, respectively. The decrease in gross profit percentage, before special items, was largely attributable to inventory reductions in fiscal 1997, which resulted in liquidation of certain LIFO inventories carried at lower costs prevailing in prior years, start-up costs incurred in fiscal 1998 related to the Company's new foam board facility in the United Kingdom, unfavorable overhead absorption as a result of lower than expected sales, lower net selling prices and changes in customer and product mix. These higher costs in 1998 were partially offset by the cost saving initiatives undertaken as part of the implementation of the Company's strategic plan The gross profit percentages for foreign sales were 22.2% in fiscal 1998 and 26.4% in fiscal 1997 (27.2% excluding the effect of special items). Although the Company has experienced a stabilization of costs for some of its raw materials, management is uncertain if these conditions will continue. Management expects the pressure on selling prices attributable to the growing bargaining power of the Company's largest customers, such as office products superstores, to continue into fiscal 1999.

Selling, Shipping, Administrative, and General Expenses. Selling and shipping expenses increased to 19.5% of net sales in fiscal 1998 from 18.8% in fiscal 1997, principally due to higher freight, promotion and packaging costs, partially offset by reductions in personnel resulting from implementation of the Company's strategic plan. Management is pursuing process changes to help mitigate the higher freight costs.

Administrative and general expenses decreased $4.4 million, or 12.9%, in fiscal 1998 from the previous year. The decrease was largely attributable to lower management incentive compensation costs ($3.3 million pre-tax), the inclusion in fiscal 1997 of prior year consulting fees related to the Company's strategic assessment of its operations ($1.2 million pre-tax) and the capitalization of costs ($.6 million pre-tax) in fiscal 1998 in connection with the adoption of Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Such costs were previously expensed. These decreases were partially offset by higher legal expenses principally related to patent infringement litigation ($1.1 million pre-tax) in which the Company is engaged. (See Note 15 to Consolidated Financial Statements.)

Restructuring and Other. During fiscal 1998, the Company, on a net basis, reduced by $2.9 million (approximately $1.9 million after taxes, or $.17 per share on a basic basis and $.16 per share on a diluted basis), a portion of which is included in cost of sales ($1.4 million pre-tax), some of its restructuring reserves. This reserve reduction related primarily to lower than expected employee severance costs ($1.1 million pre-tax), inventory returns ($1.4 million pre-tax), decisions not to vacate certain leased facilities ($.6 million pre-tax) and other related costs ($1.0 million pre-tax) in connection with the Company's implementation of its strategic plan during fiscal 1997, partially offset by additional restructuring charges in connection with the consolidation of the graphics and substrates business units in the fourth quarter of fiscal 1998 relating principally to employee severance costs ($1.2 million pre-tax).

In addition, during fiscal 1998, the Company reduced by $.7 million ($.4 million after taxes, or $.04 per share on a basic and diluted basis) some of its reserves in connection with its 1997 business divestitures. This reduction was principally related to lower than expected costs associated with accruals, primarily for inventory returns, established at the time of the respective divestiture.

During fiscal 1997, the Company recorded pre-tax special charges of $26.8 million (approximately $18.5 million after taxes, or $1.67 per share on a basic basis and $1.61 per share on a diluted basis) in connection with the Company's strategic plan previously discussed. Approximately $18.6 million pre-tax (or $1.16 per share after taxes on a basic basis and $1.12 per share after taxes on a diluted basis) of the fiscal 1997 special charges are included in restructuring and other in the accompanying Consolidated Statements of Income. The cash and non-cash portions of the special charges in fiscal 1997 represent $10.6 million and $8.0 million, respectively, and include employee severance costs ($4.1 million), fixed and intangible asset writedowns ($7.9 million), lease obligations ($3.3 million), and other related costs. In addition, during fiscal 1997, the Company realized a net gain on business divestitures of $3.7 million pre-tax (or $.23 per share after taxes on a basic basis and $.22 per share after taxes on a diluted basis), as discussed earlier.

During fiscal 1996, the Company recorded a pre-tax charge of $.4 million, or $.02 per share after taxes on a basic and diluted basis, relating to the Company's fiscal 1995 decision to relocate and consolidate certain manufacturing and distribution operations.

(See Note 3 to Consolidated Financial Statements.)

Interest Expense. Interest expense decreased to $4.3 million in fiscal 1998 from $4.9 million in fiscal 1997 due to lower average debt borrowings in fiscal 1998.

Interest Income. Interest income increased $2.1 million in fiscal 1998 from fiscal 1997 due to higher average cash balances as a result of the 1997 business divestitures discussed above.

Other Income and Expenses. Other income, net, of $.2 million in fiscal 1998 versus other expense, net of $.9 million in fiscal 1997 was due principally to a forgiveness of a loan at one of the Company's foreign operations during fiscal 1998.

Provision (Benefit) for Income Taxes. The Company's effective tax rate from continuing operations was 34.4% in fiscal 1998. The Company realized an income tax benefit of $2.7 million in fiscal 1997 relating to the loss from continuing operations resulting primarily from the restructuring charge previously mentioned. The Company's effective tax rate was a 31.0% benefit for fiscal 1997. (See Note 11 to Consolidated Financial Statements.)

Comparison of Fiscal 1997 vs. 1996

Net Sales. Net sales from continuing operations decreased 1.9% to $259.5 million in fiscal 1997 from $264.5 million in fiscal 1996 largely due to the divestitures of the Lit-Ning, Hunt Data Products and Speedball brand art products businesses and, to a lesser extent, to lower sales of other products rationalized during fiscal 1997. Excluding the divested businesses, net sales of retained businesses would have increased 6.2% over fiscal 1996. Net average selling prices increased 2.2% in fiscal 1997. Excluding the effect of currency exchange rate changes, net selling price increases would have been 1.4%.

Consumer products sales of $122.3 million for fiscal 1997 decreased 15% from fiscal 1996 sales of $143.1 million. This decrease was due largely to lower sales of products targeted for rationalization and to the divestitures of the Lit-Ning business (office supplies), the Hunt Data Products' MediaMate and Calise brand products (office supplies) and the Speedball brand art products (art supplies). Export sales of consumer products decreased 7% in fiscal 1997 as compared to fiscal 1996, primarily due to lower sales in Canada, resulting principally from the decrease in the value of the Canadian dollar.

Graphics sales of $137.2 million for fiscal 1997 increased 13% from fiscal 1996 sales of $121.4 million. This increase was primarily due to higher sales of both mounting and laminating supplies and equipment, which included sales of products of Sallmetall (acquired near the end of March 1997) and to higher sales of board products (i.e., foam board). Export sales of graphics products increased 6% in fiscal 1997 from the prior year. Foreign sales of graphics products increased 31% in fiscal 1997 over fiscal 1996, due largely to higher sales of supplies and equipment products in Europe, which included the sales of Sallmetall products and, to a lesser extent, to increases in the value of the British pound sterling. Excluding the effect of currency exchange rate changes and the sales of Sallmetall products, foreign sales would have decreased approximately 4% in fiscal 1997 as compared to fiscal 1996.

Gross Profit. The Company's gross profit margin decreased to 36.3% of net sales in fiscal 1997 from 38.3% in fiscal 1996. The decrease was primarily the result of the $8.2 million special charge recorded in cost of sales in fiscal 1997 in connection with the Company's strategic plan previously discussed. Excluding the effect of this special charge, the gross profit percentage for fiscal 1997 would have been 39.4%. The improvement in gross profit percentage, before special charges, was largely attributable to inventory reductions, which resulted in liquidation of certain LIFO inventories carried at lower costs prevailing in prior years ($2.6 million pre-tax), favorable product mix, net selling price increases, and to some extent, realization of some cost savings stemming from the strategic plan implementation. The gross profit percentages for foreign sales were 26.4% (27.2% excluding the effect of special charges) in fiscal 1997 and 26.7% in fiscal 1996.

Selling, Shipping, Administrative, and General Expenses. Selling and shipping expenses decreased to 18.8% of net sales in fiscal 1997 from 19.4% in fiscal 1996, principally due to lower promotion expenses, lower shipping and distribution costs and reductions in personnel resulting from implementation of the Company's strategic plan.

Administrative and general expenses increased $4.1 million, or 13.9%, in fiscal 1997 from the previous year. The increase was largely due to higher consulting fees primarily related to the Company's strategic assessment of its operations ($1.2 million pre-tax) and to the Sallmetall acquisition.

Restructuring and Other. The Company recorded pre-tax special charges of $26.8 million (approximately $18.5 million after taxes, or $1.67 per share on a basic basis and $1.61 on a diluted basis) in connection with the Company's strategic plan previously discussed. Approximately $18.6 million pre-tax, or $1.16 per share after tax on a basic basis and $1.12 per share on a diluted basis, of the fiscal 1997 special charges are included in restructuring and other in the accompanying Consolidated Statements of Income. The cash and non-cash portions of the special charges in fiscal 1997 represent $10.6 million and $8.0 million, respectively, and include employee severance costs ($4.1 million), fixed and intangible asset writedowns ($7.9 million), lease obligations ($3.3 million), and other related costs. In addition, during fiscal 1997, the Company realized a net gain on business divestitures of $3.7 million pre-tax, or $.23 per share on a basic basis and $.22 per share on a diluted basis.

During fiscal 1996, the Company recorded a pre-tax charge of $.4 million, or $.02 per share after tax on a basic and diluted basis, relating to the Company's fiscal 1995 decision to relocate and consolidate certain manufacturing and distribution operations.

Interest Expense. Interest expense increased to $4.9 million in fiscal 1997 from $4.6 million in fiscal 1996 due to higher average debt borrowings in fiscal 1997.

Interest Income. Interest income increased $.2 million in fiscal 1997 from fiscal 1996 due to higher average cash balances as a result of the business divestitures.

Other Income and Expenses. Other expense, net, increased $.9 million in fiscal 1997 from fiscal 1996 due principally to a gain on sale of certain distribution rights in fiscal 1996.

Provision (Benefit) for Income Taxes. The Company realized an income tax benefit of $2.7 million in fiscal 1997 relating to the loss from continuing operations resulting primarily from the restructuring charge previously mentioned. The Company's effective tax rate was a 31.0% benefit for fiscal 1997 and a 33.7% provision in fiscal 1996.

Financial Condition
Working capital decreased to $64.6 million at the end of fiscal 1998 from $66.2 million at the end of fiscal 1997. The current ratio improved to 2.8 at the end of fiscal 1998 from 2.0 at the end of the prior year. The Company's debt/capitalization percentage was 43% at the end of fiscal 1998 and 1997. Available cash balances were sufficient during fiscal 1998 to fund additions to property, plant and equipment of $13.9 million, to make cash payments related to the strategic plan of $7.4 million, to pay cash dividends of $4.6 million, and to fund the repurchase of $5.7 million of the Company's common shares.

Current assets decreased to $99.5 million at the end of fiscal 1998 from $130.3 million at the end of fiscal 1997, primarily as a result of lower cash and cash equivalents, deferred income taxes and accounts receivable, partially offset by higher inventories. The decrease in cash and cash equivalents was largely due to income tax payments in connection with the net gains on the 1997 business divestitures, capital expenditures and payments associated with the strategic plan. The $4.3 million decrease in deferred income taxes was due primarily to temporary differences between reporting for financial and income tax purposes in connection with the restructuring special charges. Accounts receivable decreased to $31.0 million at the end of fiscal 1998 from $33.6 million at fiscal 1997 year-end as a result of higher sales in the last month of fiscal 1997 compared to those at the end of fiscal 1998. The increase in inventory from $20.2 million at fiscal 1997 year-end to $21.6 million at the end of fiscal 1998 was principally attributable to timing and new products.

Current liabilities of $35.0 million at the end of fiscal 1998 decreased from $64.1 million at the end of fiscal 1997. This decrease was largely attributable to the payments of income taxes and reductions in the accruals associated with the Company's business divestitures and strategic plan.

The Company has a revolving credit agreement for $75 million and a line of credit agreement for $2.5 million. There was $4.6 million borrowed under these credit facilities as of November 29, 1998. Management believes that funds generated from operations, combined with the existing credit facilities, will be sufficient to meet currently anticipated working capital and other capital and debt service requirements. (See Note 10 to Consolidated Financial Statements.) Should the Company require additional funds, management believes that the Company could obtain them at competitive costs.

Year 2000 Issues
The Year 2000 ("Y2K") issue is the result of computer programs being written for, or microprocessors using, two digits (rather than four) to define the applicable year. Company computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in system failures or miscalculations. The Company is currently working to mitigate the Y2K issue and has established processes for assessing the risks and associated costs.

The Company has been formally addressing its Y2K issues during the past few years. These efforts involve assessment, identification of non-compliant systems, remediation, testing, and verification, including replacing and/or updating existing systems. The Company has completed the necessary modifications to most of its critical systems and applications. To date, the project is proceeding on schedule and is expected to be completed during fiscal 1999.

The Company also has initiated communications with significant suppliers and customers to identify and coordinate the remediation of any Y2K issues, and is in the process of determining the Company's vulnerability if these companies fail to remediate their Y2K issues.

Costs incurred to date in addressing the Y2K issues have not been significant and are being funded through operating cash flows. The total implementation costs (relating principally to new hardware and software) capitalized to date are $5.5 million, which should represent substantially all of the capitalized costs to be incurred. These costs not only addressed Y2K issues but also provided for operational efficiencies and costs reductions which will benefit the Company in the future. The Company continues to evaluate possible future costs associated with these efforts based on actual experience but does not currently anticipate that such costs will have a material impact on the Company's results of operations or financial position.

The Company currently believes that its systems will be fully operational and will not cause any material disruptions because of Y2K issues, but there can be no assurance that this will be the case. Further, because of the uncertainties associated with assessing effect on preparedness of suppliers and customers, there is a risk of a material adverse effect on the Company's future results of operations if these constituencies do not correct their Y2K problems, if any, on a timely basis. The Company plans to continue assessing these risks through reviews with its major suppliers and customers. Contingency plans will be developed to deal with any problems which may become known as a result of these reviews. Contingency plans relating to suppliers and customers, if necessary, will be developed by the end of fiscal 1999.

European Monetary Union - "Euro"
On January 1, 1999, several member countries of the European Union established fixed conversion rates between their existing sovereign currencies, and adopted the Euro as their new common legal currency. As of that date, the Euro trades on currency exchanges and the participating countries' own currencies ("legacy currencies") remain legal tender in the participating countries for a transition period between January 1, 1999 and January 1, 2002.

During the transition period parties can elect to pay for goods and services and transact business using either the Euro or a legacy currency. Between January 1, 2002 and July 1, 2002, the participating countries will introduce Euro notes and coins and withdraw all legacy currencies so that these legacy currencies will no longer be available.

The Euro conversion may affect cross-border competition by creating cross-border price transparency. The Company has assessed its pricing/marketing strategy in order to ensure that it remains competitive in a broader European market. The Company has also assessed its information technology systems to allow for transactions to take place in both the legacy currencies and the Euro and the eventual elimination of the legacy currencies, and has modified certain existing contracts. The Company's currency risk and risk management for operations in participating countries may be reduced as the legacy currencies are converted to the Euro. The Company will continue to evaluate issues involving introduction of the Euro. Based on current information and the Company's current assessment, management does not expect that the Euro conversion will have a material adverse effect on the Company's results of operations, financial condition or cash flows.

New Accounting Standards
During 1997, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements and is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required.

During 1997, the FASB also issued SFAS No. 131, "Disclosures about
Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers, and is effective for financial statements for fiscal years beginning after December 15, 1997. Financial statement disclosures for prior periods are required to be restated.

In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 132 does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits, requires additional information on changes in the benefit obligations and fair values of plan assets, and eliminates certain disclosures that are no longer as useful. The statement also is effective for fiscal years beginning after December 15, 1997, but earlier application is encouraged.

In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued SOP 98-5, "Reporting on the Costs of Start-up Activities." SOP 98-5 provides guidance on the financial reporting on start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. The standard is effective for fiscal years beginning after December 15, 1998. Earlier application is encouraged.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes new procedures for accounting for derivatives and hedging activities and supercedes and amends a number of existing standards. The statement is effective for fiscal years beginning after June 15, 1999, but earlier application is permitted as of the beginning of any fiscal quarter subsequent to June 15, 1998.

The adoption of SFAS Nos. 130, 131, 132 and 133 and SOP 98-5 are not expected to have a material impact on the Company's consolidated results of operations, financial position or cash flows.

Environmental Matters
The Company is involved, on a continuing basis, in monitoring its compliance with environmental laws and in making capital and operating improvements necessary to comply with existing and anticipated environmental requirements. Despite its efforts, the Company has been cited for occasional violations or alleged violations of environmental laws or permits and on several occasions has been named a potentially responsible party for the remediation of sites. Expenses incurred by the Company for all years presented in the accompanying consolidated financial statements relating to violations of and compliance with environmental laws and permits and site remediation have not been material. While it is impossible to predict with certainty, management currently does not foresee such expenses in the future as having a material effect on the Company's business, results of operations, or financial condition. (See Note 19 to Consolidated Financial Statements.)

Item 7A. Quantitative and qualitative Disclosures about market risk
Market Risk
The Company is exposed to various types of market risk in the normal course of business, including the impact of interest rate changes, foreign currency exchange rate fluctuations, and changes in corporate tax rates. The Company employs risk management strategies including the use of derivatives such as forward exchange contracts. The Company does not hold derivatives for trading purposes.

It is the Company's policy to enter into forward exchange contracts transactions only to the extent necessary to achieve the desired objectives of management in limiting the Company's exposure to the various market risks discussed in Items 1
- "Sales and Marketing" and 7 herein. However, the Company does not hedge all of its market risk exposure in a manner that would completely eliminate the impact of changes in interest rates and foreign exchange rates on the Company's net income. The Company does not expect that the results of operations or financial position will be materially affected by these risk management strategies.

Interest Rate Risk Management
See Item 7 herein and Note 10 to Consolidated Financial Statements.

Foreign Exchange Risk Management

See Item 1 - "Sales and Marketing" herein and Note 1 to Consolidated Financial Statements.

Item 8. Financial Statements and Supplementary Data

The financial statements and supplementary financial information listed in the index appearing under Item 14(a) 1 & 2 herein, together with the reports of the Company's independent accountants, PricewaterhouseCoopers LLP, thereon, are set forth below.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and
the Board of Directors of
Hunt Corporation

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a) (1) on page 20 of this Form 10-K present fairly, in all material respects, the financial position of Hunt Corporation and subsidiaries (the "Company") at November 29, 1998 and November 30, 1997, and results of their operations and their cash flows for each of the three years in the period ended November 29, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP

Philadelphia, PA 19103
January 28, 1999

                       HUNT CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                    for the fiscal years 1998, 1997 and 1996
                    (In thousands except per share amounts)

                                                                          1998            1997            1996
                                                                       ---------       ---------       ---------
Net sales .......................................................      $ 246,563       $ 259,540       $ 264,457
Cost of sales ...................................................        151,784         165,396         163,175
                                                                       ---------       ---------       ---------
   Gross profit .................................................         94,779          94,144         101,282

Selling and shipping expenses ...................................         48,000          48,903          51,191
Administrative and general expenses .............................         29,458          33,825          29,710
Restructuring and other .........................................         (1,933)         14,973             354
                                                                       ---------       ---------       ---------
   Income (loss) from operations ................................         19,254          (3,557)         20,027

Interest expense ................................................         (4,344)         (4,920)         (4,586)
Interest income .................................................          2,626             538             301
Other (expense) income, net .....................................            176            (852)             52
                                                                       ---------       ---------       ---------
   Income (loss) from continuing operations
     before income taxes and extraordinary item .................         17,712          (8,791)         15,794
Provision (benefit) for income taxes ............................          6,089          (2,729)          5,321
                                                                       ---------       ---------       ---------
   Income (loss) from continuing operations
     before extraordinary item ..................................         11,623          (6,062)         10,473

Discontinued operations:
   Income from discontinued business, net of income taxes
     of $2,276 and $2,731 in 1997 and 1996, respectively ........           --             4,153           4,746
   Gain on disposal of discontinued business, net of income taxes
     of $260 and $9,031 in 1998 and 1997, respectively ..........            484          15,961            --
Extraordinary loss on early extinguishment of debt,
     net of income tax benefit of $134 ..........................           --              --              (251)
                                                                       ---------       ---------       ---------
     Net income .................................................      $  12,107       $  14,052       $  14,968
                                                                       =========       =========       =========
Basic earnings (loss) per common share:
   Income (loss) from continuing operations .....................      $    1.04       $   (0.55)      $    0.91
   Income from discontinued operations ..........................           --              0.38            0.42
   Gain on disposal of discontinued business ....................           0.04            1.44            --
   Extraordinary loss on early extinguishment of debt ...........           --              --             (0.02)
                                                                       ---------       ---------       ---------
     Net income per share .......................................      $    1.08       $    1.27       $    1.31
                                                                       =========       =========       =========
Diluted earnings (loss) per common share:
   Income (loss) from continuing operations .....................      $    1.01       $   (0.55)      $    0.89
   Income from discontinued operations ..........................           --              0.38            0.41
   Gain on disposal of discontinued business ....................           0.04            1.44            --
   Extraordinary loss on early extinguishment of debt ...........           --              --             (0.02)
                                                                       ---------       ---------       ---------
     Net income per share .......................................      $    1.05       $    1.27       $    1.28
                                                                       =========       =========       =========


See accompanying notes to consolidated financial statements.

                       HUNT CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                    November 29, 1998 and November 30, 1997
               (In thousands except share and per share amounts)


                                                                                               1998            1997
                                   Assets
Current assets:
   Cash and cash equivalents .........................................................      $  40,724       $  65,449
   Accounts receivable, less allowance for doubtful accounts:
    1998 - $1,721; 1997 - $1,842 .....................................................         31,018          33,565
   Inventories .......................................................................         21,604          20,152
   Deferred income taxes .............................................................          4,769           9,107
   Prepaid expenses and other current assets .........................................          1,402           2,051
                                                                                            ---------       ---------
     Total current assets ............................................................         99,517         130,324
Property, plant and equipment, at cost, less accumulated depreciation and amortization         49,917          42,973
Excess of acquisition costs over net assets acquired, less accumulated amortization ..         26,021          26,906
Intangible assets, net ...............................................................          3,660           2,587
Other assets .........................................................................          7,742           6,732
                                                                                            ---------       ---------
     Total assets ....................................................................      $ 186,857       $ 209,522
                                                                                            =========       =========
                                   Liabilities
Current liabilities:
   Current portion of debt ...........................................................      $     479       $   2,203
   Accounts payable ..................................................................         12,503          11,120
   Accrued expenses:
    Salaries, wages and commissions ..................................................          2,302           4,675
    Income taxes .....................................................................          1,930          14,089
    Insurance ........................................................................          2,070           1,891
    Compensated absences .............................................................          2,683           2,116
    Restructuring ....................................................................          2,453           9,385
    Other ............................................................................         10,536          18,633
                                                                                            ---------       ---------
      Total current liabilities ......................................................         34,956          64,112
Long-term debt, less current portion .................................................         57,741          54,096
Deferred income taxes ................................................................            374           3,527
Other non-current liabilities ........................................................         15,906          13,126
Commitments and contingencies
                              Stockholders' Equity
Capital Stock:
   Preferred, $.10 par value, authorized 1,000,000 shares (including 50,000 shares
     of Series A Junior Participating Preferred); none issued ........................           --              --
   Common, $.10 par value, authorized 40,000,000 shares;
     issued: 1998 and 1997 - 16,152,322 shares .......................................          1,615           1,615
Capital in excess of par value .......................................................          6,434           6,434
Minimum pension adjustment ...........................................................         (1,545)           --
Cumulative translation adjustment ....................................................            446             275
Retained earnings ....................................................................        158,316         151,093
   Less cost of treasury stock: 1998 - 5,162,082 shares; 1997 - 4,985,224 shares .....        (87,386)        (84,756)
                                                                                            ---------       ---------
     Total stockholders' equity ......................................................         77,880          74,661
                                                                                            ---------       ---------
       Total liabilities and stockholders' equity ....................................      $ 186,857       $ 209,522
                                                                                            =========       =========

See accompanying notes to consolidated financial statements.

                       HUNT CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    for the fiscal years 1998, 1997 and 1996
                (In thousands except share and per share amounts)


                                                      Common Stock           Capital in     Minimum      Cumulative
                                                -----------------------      Excess of      Pension      Translation      Retained
                                                 Issued        Treasury      Par Value     Adjustment    Adjustments      Earnings
                                                --------       --------      ---------     ----------    -----------      --------
Balances, December 3, 1995
   (issued 16,152,322 shares;
   treasury 159,159 shares) ..............      $  1,615       $ (2,089)      $  6,434          --         $   (983)      $131,216
Net income ...............................                                                                                  14,968
Cash dividends on common stock
   ($.38 per share) ......................                                                                                  (4,168)
Translation adjustments ..................                                                                    1,877
Purchase of treasury stock
   (5,104,543 shares) ....................                      (86,550)
Exercise of stock options
   (treasury 71,190 shares, net of shares
   received as payment upon exercise) ....                          561                                                       (442)
Issuance of stock grants
   (treasury 14,385 shares) ..............                          228                                                         13
                                                --------       --------       --------      --------       --------       --------
Balances, December 1, 1996
   (issued 16,152,322 shares;
   treasury 5,178,127 shares) ............         1,615        (87,850)         6,434          --              894        141,587
Net income ...............................                                                                                  14,052
Cash dividends on common stock
   ($.38 per share) ......................                                                                                  (4,204)
Translation adjustments ..................                                                                     (619)
Exercise of stock options
   (treasury 115,473 shares, net of shares
   received as payment upon exercise) ....                        1,863                                                       (220)
Issuance of stock grants
   (treasury 77,430 shares) ..............                        1,231                                                       (122)
                                                --------       --------       --------      --------       --------       --------
Balances, November 30, 1997
   (issued 16,152,322 shares;
   treasury 4,985,224 shares) ............         1,615        (84,756)         6,434          --              275        151,093
Net income ...............................                                                                                  12,107
Cash dividends on common stock
   ($.41 per share) ......................                                                                                  (4,604)
Translation adjustments ..................                                                                      171
Minimum pension adjustment
   (net of taxes of $810) ................                                                  $ (1,545)
Purchase of treasury shares
   (371,800 shares) ......................                       (5,729)
Exercise of stock options
   (treasury 179,433 shares, net of shares
   received as payment upon exercise) ....                        2,864                                                       (357)
Issuance of stock grants
   (treasury 15,509 shares) ..............                          235                                                         71
                                                --------       --------       --------      --------       --------       --------
Balances, November 29, 1998
   (issued 16,152,322 shares;
   treasury 5,162,082 shares) ............      $  1,615       $(87,386)      $  6,434      $ (1,545)      $    446       $158,316
                                                ========       ========       ========      ========       ========       ========


See accompanying notes to consolidated financial statements.

                       HUNT CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    for the fiscal years 1998, 1997 and 1996
                                 (in thousands)

                                                                     1998            1997            1996
                                                                  ---------       ---------       ---------
Cash flows from operating activities:
Net income .................................................      $  12,107       $  14,052       $  14,968
Adjustments to reconcile net income to net cash provided
   by operating activities:
   Depreciation and amortization ...........................          8,267           9,085           9,170
   Provision for inventory obsolescence ....................          1,526           1,040           2,216
   Provision for doubtful accounts .........................             77             786             655
   Extraordinary loss on early extinguishment of debt ......           --              --               251
   Deferred income taxes ...................................          1,991          (5,721)            559
   Loss on disposal of property, plant and equipment .......            251              32             633
   Gain on sale of businesses ..............................         (1,394)        (28,678)           --
   Provision (payments/credits) for special charges ........         (8,102)         23,781          (1,305)
   Issuance of stock under management incentive bonus
     and stock grant plans .................................            312           1,110             241
   Changes in operating assets and liabilities,
     net of acquisition of businesses:
       Accounts receivable .................................          2,432          11,166          (6,921)
       Inventories .........................................         (1,396)          6,631          (1,139)
       Prepaid expenses and other current assets ...........            634             540             684
       Accounts payable ....................................          1,359          (3,594)          2,257
       Accrued expenses ....................................         (5,322)          8,623           1,763
       Other non-current assets and liabilities ............        (16,338)           (652)          1,559
                                                                  ---------       ---------       ---------
         Net cash provided by (used for) operating activities        (3,596)         38,201          25,591
                                                                  ---------       ---------       ---------
Cash flows from investing activities:
   Additions to property, plant and equipment ..............        (13,853)        (11,787)         (7,504)
   Proceeds from sale of businesses ........................           --            63,771            --
   Acquisition of businesses ...............................           --           (13,928)           --
   Other, net ..............................................             32             355            (684)
                                                                  ---------       ---------       ---------
         Net cash provided by (used for) investing activities       (13,821)         38,411          (8,188)
                                                                  ---------       ---------       ---------
Cash flows from financing activities:
   Proceeds from issuance of long-term debt ................          7,272          13,326         127,404
   Reduction of payments of long-term debt,
     including current maturities ..........................         (5,500)        (27,325)        (67,170)
   Book overdrafts .........................................         (1,281)          3,755            --
   Purchases of treasury stock .............................         (5,729)           --           (86,550)
   Payments of debt issuance costs .........................           --              --            (1,134)
   Proceeds from exercise of stock options .................          2,507           1,643             119
   Dividends paid ..........................................         (4,604)         (4,204)         (4,168)
   Other, net ..............................................           --               (66)            (36)
                                                                  ---------       ---------       ---------
         Net cash used for financing activities ............         (7,335)        (12,871)        (31,535)
                                                                  ---------       ---------       ---------
Effect of exchange rate changes on cash and cash equivalents             27             180             157
                                                                  ---------       ---------       ---------
Net increase (decrease) in cash and cash equivalents .......        (24,725)         63,921         (13,975)
Cash and cash equivalents, beginning of year ...............         65,449           1,528          15,503
                                                                  ---------       ---------       ---------
Cash and cash equivalents, end of year .....................      $  40,724       $  65,449       $   1,528
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

                       HUNT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands except share and per share amounts)

1. Summary of Significant Accounting Policies:

Basis of Presentation:

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. Significant intercompany accounts and transactions have been eliminated. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company's fiscal year ends on the Sunday nearest the end of November. Fiscal year 1998 ended November 29, 1998; fiscal year 1997 ended November 30, 1997; fiscal year 1996 ended December 1, 1996.

As a result of the Company's sale of its Bevis office furniture business in fiscal 1997, the Bevis operation is reflected as a discontinued operation in the accompanying Consolidated Statements of Income and certain prior year amounts have been reclassified to reflect discontinued operations as described in Note 4 to the Consolidated Financial Statements.

Cash and Cash Equivalents:

The Company considers all highly liquid temporary cash investments purchased with a maturity of three months or less to be cash equivalents. The Company's cash management program utilizes zero balance accounts. Accordingly, all book overdraft balances have been reclassified to other accrued liabilities in the accompanying Consolidated Balance Sheets and amounted to $2.5 million at November 29, 1998 and $3.8 million at November 30, 1997.

Revenue Recognition:

Revenue is recognized when products are shipped and title has passed to the customer.

Inventories:

Inventories are valued at the lower of cost or market. Cost is determined by the last-in, first-out ("LIFO") method for 51% of the inventories in 1998 and 1997. Cost of the remaining inventories is determined using the first-in, first-out ("FIFO") method. The Company uses the FIFO method of inventory valuation for certain businesses because the related products and operations are separate and distinct from the Company's other businesses.

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

                       HUNT CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
               (In thousands except share and per share amounts)

1. Summary of Significant Accounting Policies (Continued):

Depreciation and Amortization:

Depreciation for financial reporting purposes is computed using the straight-line method over the estimated useful life of the asset as follows: buildings, 12 to 40 years; machinery and equipment, 3 to 12 years; and leasehold improvements over the lease term. Depreciation for tax purposes is computed principally using accelerated methods. The excess of acquisition cost over net assets acquired is amortized on a straight-line basis over periods ranging from 20 to 40 years. The costs of other intangible assets are amortized on a straight-line basis over their respective estimated useful lives, ranging from five to 30 years. Amortization of assets under capital leases that contain purchase options is provided over the assets' useful lives. Other capital leases are amortized over the terms of the related leases or asset lives, if shorter.

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

Hedging:

Derivative financial instruments are used to hedge risk caused by fluctuating currency. The Company periodically enters into forward exchange contracts to hedge foreign currency transactions for periods generally consistent with its committed exposure. These transactions were not material in any of the years presented in the consolidated financial statements. As of November 29, 1998, there were no forward exchange contracts outstanding. Cash flows from hedges are classified in the consolidated statements of cash flows in the same category as the item being hedged. The Company does not hold or issue financial instruments for trading purposes.


Earnings (Loss) Per Share:

During fiscal 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 sets forth guidance on the presentation of earnings per share ("EPS") and requires dual presentation of basic and diluted EPS on the face of the income statement. Basic EPS is computed by dividing net earnings (loss) by the weighted average of common shares outstanding during the year. Diluted EPS reflects the potential dilution of securities that could share in earnings, including stock options. The Company restated all prior years' per share amounts presented in these Consolidated Financial Statements and Notes according to SFAS No. 128. A reconciliation of weighted average common shares outstanding to weighted average of common shares outstanding assuming dilution is shown below:

                                                                1998        1997        1996
                                                               ------      ------      ------
Average common shares outstanding - basic ...............      11,220      11,079      11,462
Add: common equivalent shares representing shares
issuable upon exercise of stock options and stock
grants (antidilutive in 1997) ...........................         336        --           215
                                                               ------      ------      ------
Average common shares and dilutive securities outstanding      11,556      11,079      11,677
                                                               ======      ======      ======

                       HUNT CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
               (In thousands except share and per share amounts)


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

Stock-Based Compensation Plans:

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB"), and related interpretations in accounting for its stock-based compensation. The Financial Accounting Standards Board ("FASB") issued SFAS No. 123, "Accounting for Stock-Based Compensation," which was effective in fiscal 1997. SFAS No. 123 provides the option either to continue the Company's current method of accounting for stock-based compensation or to adopt the fair value method of accounting. The Company elected to continue accounting for stock-based compensation under APB No. 25.

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

2. New Accounting Standards:

During 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements and is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required.

During 1997, the FASB also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers, and is effective for financial statements for fiscal years beginning after December 15, 1997. Financial statement disclosures for prior periods are required to be restated.

In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 132 does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits, requires additional information on changes in the benefit obligations and fair values of plan assets, and eliminates certain disclosures that are no longer useful. The statement also is effective for fiscal years beginning after December 15, 1997, but earlier application is encouraged.

                       HUNT CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
               (In thousands except share and per share amounts)

2. New Accounting Standards (Continued):

In April 1998, The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-up Activities." SOP 98-5 provides guidance on the financial reporting on start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. The standard is effective for fiscal years beginning after December 15, 1998. Earlier application is encouraged.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes new procedures for accounting for derivatives and hedging activities and supercedes and amends a number of existing standards. The statement is effective for fiscal years beginning after June 15, 1999, but earlier application is permitted as of the beginning of any fiscal quarter subsequent to June 15, 1998. The adoption of SFAS Nos. 130, 131, 132 and 133 and SOP 98-5 are not expected to have a material impact on the Company's consolidated results of operations, financial position or cash flows.

3. Restructuring and Other:

Restructuring and other for fiscal years 1998, 1997, and 1996 consist of the following:

                                                         1998           1997           1996
                                                       --------       --------       --------
Restructuring ...................................      $ (1,534)      $ 18,627       $    354
Net gain on divestitures ........................          (650)        (3,686)          --
Loss on disposal of property, plant and equipment           251             32           --
                                                       --------       --------       --------
                                                       $ (1,933)      $ 14,973       $    354
                                                       ========       ========       ========

During fiscal 1998, the Company on a net basis reduced by $2.9 million (approximately $1.9 million after taxes, or $.17 per share on a basic basis and $.16 per share on a diluted basis), a portion of which is included in cost of sales ($1.4 million pre-tax), some of its restructuring reserves. This reserve reduction related primarily to lower than expected employee severance costs ($1.1 million pre-tax), inventory returns ($1.4 million pre-tax), decisions not to vacate certain leased facilities ($.6 million pre-tax) and other related costs ($1.0 million pre-tax) in connection with the Company's implementation of its strategic plan during fiscal 1997, partially offset by additional restructuring charges in connection with the consolidation of the graphics and substrates business units in the fourth quarter of fiscal 1998 relating principally to employee severance costs ($1.2 million pre-tax).

During fiscal 1997, the Company announced the adoption of a new strategy for growth and restructuring plan (the "strategic plan") designed to restore higher levels of sales growth and profitability and to reduce its cost structure. The cost reduction phase of the plan included a significant reduction of the Company's stock keeping units ("SKUs") and a major restructuring of its administrative and marketing and selling functions. In conjunction with the implementation of the strategic plan, the Company recorded pre-tax charges to earnings of approximately $26.8 million (approximately $18.5 million after taxes, or $1.67 per share on a basic basis and $1.61 per share on a diluted basis) in fiscal 1997. The amount is included in the accompanying Consolidated Statements of Income as follows: $18.6 million in restructuring and other as summarized below and $8.2 million to cost of sales related principally to inventory writedowns and returns from the reduction in SKUs. The charge to restructuring and other included employee severance costs ($4.1 million), fixed and intangible asset writedowns ($7.9 million), recognition of future lease obligations ($3.3 million), and other related costs.

During fiscal 1996, the Company recorded a pre-tax charge aggregating $.4 million (approximately $.3 million after taxes, or $.02 per share on a basic and diluted basis) as a provision for costs relating to the relocation and consolidation of two of its facilities to Statesville, North Carolina.

                       HUNT CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                (In thousands except share and per share amounts)

3. Restructuring and Other (Continued):

The following table sets forth the details and the cumulative activity in the various accruals and reserves associated with the above restructuring plans in the Consolidated Balance Sheets from December 2, 1996 to November 29, 1998:

                      Balance at                                                               Balance at
                      December 2,    Current                       Cash          Non-Cash     November 30,
                         1996       Provision      Credits       Reductions      Activity         1997
                      ----------    ---------      --------      ----------      --------     ------------
Inventory .......          --        $  9,055          --         $   (499)      $ (4,037)      $  4,519
Lease obligations          --           3,336          --              (77)          --            3,259
Severance .......      $  1,057         4,195          --           (2,189)          --            3,063
Fixed assets ....          --           4,521          --             --           (3,963)           558
Other ...........           148         5,724          --           (1,424)        (2,365)         2,083
                       --------      --------      --------       --------       --------       --------
Total ...........      $  1,205      $ 26,831           $--       $ (4,189)      $(10,365)      $ 13,482
                       ========      ========      ========       ========       ========       ========

                      Balance at                                                               Balance at
                      December 1,    Current                       Cash          Non-Cash     November 29,
                         1997       Provision      Credits       Reductions      Activity         1998
                      ----------    ---------      --------      ----------      --------     ------------
Inventory .......      $  4,519      $     88      $ (1,351)      $ (1,148)      $ (1,708)      $    400
Lease obligations         3,259            26          (599)          (638)          (175)         1,873
Severance .......         3,063         1,103        (1,403)        (2,041)          --              722
Fixed assets ....           558            10          (531)          --              198            235
Other ...........         2,083            18          (246)        (1,390)            22            487
                       --------      --------      --------       --------       --------       --------
Total ...........      $ 13,482      $  1,245      $ (4,130)      $ (5,217)      $ (1,663)      $  3,717
                       ========      ========      ========       ========       ========       ========

During fiscal 1998, the Company reduced by $.7 million ($.4 million after taxes, or $.04 per share on a basic and diluted basis) some of its reserves in connection with its 1997 business divestitures. This reduction was principally related to lower than expected costs associated with accruals, primarily for inventory returns, established at the time of the respective divestiture.

In connection with the Company's strategic plan, during fiscal 1997 the Company sold its Lit-Ning business, its Hunt Data Products' MediaMate and Calise brand products, and its Speedball brand products. The combined sales of these business units were $11.5 million and $30.9 million in fiscal 1997 (through the various divestiture dates) and 1996 respectively. The divestitures of these businesses resulted in a net pre-tax gain of $3.7 million (approximately $2.5 million after taxes, or $.23 per share on a basic basis and $.22 per share on a diluted basis).

4. Discontinued Operations:

In mid-November 1997, the Company sold its Bevis office furniture business for approximately $45.1 million. The Company recorded an after-tax gain of $16.0 million (or $1.44 per share on a basic basis and $1.39 per share on a diluted basis) on the sale. Included in the after-tax gain on the sale of Bevis is income from operations of $.5 million representing the period October 7, 1997 (measurement date) to November 13, 1997 (disposal date). Bevis had sales of approximately $52.5 million in fiscal 1997 (through the date of divestiture), and $62.2 million in fiscal 1996. During fiscal 1998, the Company reduced by $.7 million pretax ($.5 million after taxes, or $.04 per share on a basic and diluted basis) some of its accruals established in connection with the divestiture due to the favorable resolution of certain contingent liabilities established at the time of divestiture.

                       HUNT CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
               (In thousands except share and per share amounts)

In fiscal 1997, the Bevis operation was accounted for as a discontinued operation, and accordingly, was segregated in the accompanying Consolidated Statements of Income and prior years were reclassified to conform to this presentation. However, the Consolidated Balance Sheet and Consolidated Statements of Cash Flow were not reclassified in fiscal 1997.

5. Business Acquisitions:

During 1997, the Company acquired all of the outstanding stock of Sallmetall b.v., a Dutch company, for approximately $14 million and the assumption of debt of approximately $6 million. Sallmetall's operations involve the design and assembly of laminating equipment and related adhesive film coating manufacturing. Sallmetall had sales of approximately $21 million for its fiscal year ended December 31, 1996. The acquisition was accounted for under the purchase method of accounting and was financed with borrowings under an existing credit facility and from internal cash generation. The excess of purchase price over the fair value of the net assets acquired was approximately $14 million, which is being amortized on a straight line basis over 20 years. Pro forma information is not presented, as this acquisition had no material effect on the Company's results of operations or financial condition for any of the years presented.

6. Private Stock Purchase and Tender Offer:

In mid-December 1995, the Company purchased from Mary F. Bartol an aggregate of 2,150,165 of the Company's common shares for a cash purchase price of $16.32 per share, or $35.1 million, in a private transaction. Mrs. Bartol is the widow of George E. Bartol III, the late Chairman of the Board, the mother-in-law of Gordon A. MacInnes, the then Chairman of the Board, and the mother of Victoria
B. Vallely, another Director of the Company. The Company then commenced a tender offer to purchase up to 3,230,000 of the Company's common shares at a price of $17.00 net per share in cash. The Company purchased 2,954,378 common shares in January 1996 under the terms and subject to conditions of the tender offer. The aggregate purchase price of the common shares and estimated expenses pursuant to the tender offer was $51.5 million.

In connection with these transactions, the Company entered into certain credit facilities and debt agreements that are discussed in detail in Note 10.

7. Inventories:

The classification of inventories at the end of fiscal years 1998 and 1997 is as follows:

                                                         1998        1997
                                                       -------     -------
           Finished goods ..........................   $10,704     $ 9,962
           Work in process .........................     3,033       2,845
           Raw materials ...........................     7,867       7,345
                                                       -------     -------
                                                       $21,604     $20,152
                                                       =======     =======

Inventories determined under the LIFO method were $14,444 and $14,102 at November 29, 1998 and November 30, 1997, respectively. The current replacement cost for these inventories exceeded the LIFO cost by $4,273 and $4,648 at November 29, 1998 and November 30, 1997, respectively.

Inventory quantities were reduced in fiscal years 1998, 1997, and 1996, resulting in a liquidation of LIFO inventories carried at lower costs prevailing in prior years. The effect of these reductions was to increase net income by $110, or $.01 per share on a basic and a diluted basis, $1,782, or $.16 per share on a basic basis and $.15 per share on a diluted basis, and $109, or $.01 per share on a basic and a diluted basis, in fiscal years 1998, 1997 and 1996, respectively.

                       HUNT CORPORATION AND SUBSIDIARIES

                (In thousands except share and per share amounts)

8. PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment at the end of fiscal years 1998 and 1997 is as follows:
                                                              1998         1997
                                                             -------     -------
Land and land improvements .............................     $ 2,584     $ 2,622
Buildings ..............................................      15,254      12,837
Machinery and equipment ................................      65,867      60,107
Leasehold improvements .................................       1,296       1,135
Construction in progress ...............................       2,734       5,010
                                                             -------     -------
                                                              87,735      81,711
Less accumulated depreciation and amortization .........      37,818      38,738
                                                             -------     -------
                                                             $49,917     $42,973
                                                             =======     =======

Depreciation expense was $6,769, $6,258, and $5,941 for fiscal years 1998, 1997 and 1996, respectively.

9. EXCESS OF  ACQUISITION  COST OVER NET ASSETS  ACQUIRED  AND OTHER  INTANGIBLE
   ASSETS:

Excess of acquisition cost over net assets acquired at the end of fiscal years 1998 and 1997 is as follows:

                                                              1998        1997
                                                             -------     -------
Excess of acquisition cost over net assets acquired ....     $31,454     $31,076
Less accumulated amortization ..........................       5,433       4,170
                                                             -------     -------
                                                             $26,021     $26,906
                                                             =======     =======

Other intangible assets at the end of fiscal years 1998 and 1997 are as follows:

                                                            1998           1997
                                                          ------          ------
Covenants not to compete .......................          $2,823          $2,823
Patents ........................................           1,530           1,530
Trademarks .....................................           1,209           1,215
Licensing agreements ...........................             492             492
Other ..........................................           3,303           2,103
                                                          ------          ------
                                                           9,357           8,163
Less accumulated amortization ..................           5,697           5,576
                                                          ------          ------
                                                          $3,660          $2,587
                                                          ======          ======

10. DEBT:

At November 29, 1998, the Company had a revolving credit agreement that provides for unsecured borrowings up to $75 million, which expires December 31, 2000. The Company also has a line of credit agreement that provides for unsecured borrowings up to $2.5 million. There were borrowings of $4.6 million under the revolving credit agreement at November 29, 1998.

During the first quarter of fiscal 1996, the Company obtained a $125 million bank credit facility, consisting of a revolving credit facility in an amount up to $81.725 million, and an amortizing term loan in the amount of $43.275 million. The Company used borrowings of $75 million under this credit facility, together with cash on hand, to fund the shares repurchased from Mary F. Bartol and in the tender offer. See Note 6.

                       HUNT CORPORATION AND SUBSIDIARIES

                (In thousands except share and per share amounts)

10. DEBT (Continued):
During the second half of fiscal 1996, the Company placed $50 million of senior notes with several insurance companies. The proceeds of this transaction were used to repay the outstanding balance of the amortizing term loan referred to above and to reduce the outstanding balance on the revolving credit facility. In addition, the terms of the credit facility were revised, among other things, to reduce the amount of funds available under the facility from $81.725 million to $75 million; to modify certain limitations, covenants, borrowings and facility fee margins; and to provide for additional borrowing options.

The costs associated with these financing activities are amortized over the life of each of the respective instruments and charged to interest expense. The charge to interest expense with respect to this amortization was $140 in fiscal years 1998 and 1997.

Debt at the end of fiscal years 1998 and 1997 was as follows:

                                                          1998             1997
                                                         -------         -------
Senior notes (a) ...............................         $50,000         $50,000
Revolving credit facility (b) ..................           4,571              --
Capitalized lease obligations ..................           2,024           2,095
Bank loans (c) .................................           1,129           1,561
Mortgage .......................................             474             483
Governmental development loan ..................              22             573
Bank overdrafts (d) ............................              --           1,587
                                                         -------         -------
                                                          58,220          56,299
Less current portion (e) .......................             479           2,203
                                                         -------         -------
Long-term portion ..............................         $57,741         $54,096
                                                         =======         =======

(a)The senior notes are payable in ten annual payments of $5 million beginning August 1, 2002 and bear interest at a rate of 7.86%.

(b)The revolving credit facility allows for borrowings of up to $75 million. The interest rates under this facility (between 3.72% and 8.05% dependent on the currency borrowed during fiscal 1998) are, at the option of the Company, one of the following: a base rate (defined as the higher of (i) the applicable prime rate of the bank and (ii) the federal funds rate plus 50 basis points); LIBOR plus a margin of between 27.5 and 50.0 basis points, the margin in each case to be adjusted quarterly based on the Company's leverage ratio (as defined in the credit facility); a competitive bid rate based on a competitive bid made by a competitive bid lender; or a quoted rate offered by a swingline lender. The weighted average interest rate was 5.73% at November 29, 1998.

(c)The interest rate on the bank loans range between 6.20% and 8.10% and have an average term of 2.2 years. The weighted average interest rate was 7.01% and 7.03% at November 29, 1998 and November 30, 1997, respectively.

(d)The bank overdrafts for the Company's foreign operations carry an interest rate of 5%.

(e)The weighted average interest rate was 6.95% and 5.54% at November 29, 1998 and November 30, 1997, respectively.

                       HUNT CORPORATION AND SUBSIDIARIES

                  (In thousands except and per share amounts)

10. DEBT (Continued):

The senior notes and revolving credit facility contain certain representations, warranties, covenants and conditions, including, but not limited to, requirements that the Company comply with certain financial covenants, including interest coverage, fixed charge coverage and leverage ratios, and maintenance of certain levels of net worth, and also contain limitations on liens, indebtedness, investments, changes in lines of business, acquisitions, transactions with affiliates and modifications of certain documents. Under the most restrictive covenant, the Company is required to maintain a minimum net cash flow of 1.3 times interest expense and scheduled debt payments. Net cash flow generation is defined as net income (net of unusual items) plus consolidated interest expense, taxes, depreciation and amortization less capital expenditures, dividends, and treasury stock purchases. During fiscal 1998, the Company received a waiver with regards to the above covenant to purchase up to $25 million of the Company's common shares prior to the December 31, 2000 termination date of the revolving credit agreement. As of November 29, 1998 the Company had excess net cash flow of $1.8 million available under this covenant. This covenant and others may restrict the Company's ability to pay dividends.

As a result of the Company's issuance of the senior notes and the use of the proceeds to pay down debt in fiscal 1996 referred to above, the Company recorded an after-tax loss of $.3 million, or $.02 per share on a basic and a diluted basis, for the early extinguishment of debt, which has been reflected in the accompanying Consolidated Statements of Income as an extraordinary item.

The capitalized lease obligations are collateralized by the property, plant and equipment described in Note 15.

Aggregate annual maturities for all long-term debt, including the capitalized leases, for each of the four fiscal years subsequent to November 28, 1999 are as follows:

            2000                    $  359        2002       $5,164
            2001                    $4,842        2003       $5,077

11. INCOME TAXES:

Income (loss) from continuing operations before provision (benefit) for income taxes consists of the following:

                                       1998             1997               1996
                                      -------         --------           -------
Domestic ...................          $16,832         $(10,774)          $11,545
Foreign ....................              880            1,983             4,249
                                      -------         --------           -------
                                      $17,712         $ (8,791)          $15,794
                                      =======         ========           =======

The provision (benefit) for income taxes from continuing operations consists of the following:

                                       1998              1997              1996
                                      ------           -------            ------
Currently payable:
Federal ...................           $4,911           $    94            $3,968
State .....................              247               661               176
Foreign ...................               44               345               711
                                      ------           -------            ------
                                       5,202             1,100             4,855
Deferred ..................              887            (3,829)              466
                                      ------           -------            ------
                                      $6,089           $(2,729)           $5,321
                                      ======           =======            ======

                       HUNT CORPORATION AND SUBSIDIARIES

                  (In thousands except and per share amounts)

11. INCOME TAXES (Continued):

The following is a reconciliation of the statutory federal income tax rate with the Company's effective income tax rate from continuing operations:

                                                              1998     1997     1996
                                                              ----     ----     ----
Statutory federal rate ..................................     35.0%   (35.0)%   35.0%
State income taxes, net of federal tax benefit ..........       .9      1.8      2.4
Amortization of assets not deductible ...................      2.3      3.9      1.4
Tax benefit of loss carryforwards of foreign subsidiaries       --       --      (.4)
Resolution of certain prior years' tax exposures ........     (4.2)    (3.6)    (4.0)
Other, net ..............................................       .4      1.9      (.7)
                                                              ----    -----     ----
Effective tax rate from continuing operations ...........     34.4%   (31.0)%   33.7%
                                                              ====    =====     ====

The significant components of deferred tax assets and liabilities at November 29, 1998 and November 30, 1997 consist of:
1997 consist of:

                                                         1998                         1997
                                                ------------------------     -------------------------
                                                 Assets      Liabilities      Assets       Liabilities
                                                --------     -----------     --------      -----------
Inventories ..............................       $1,097             --       $ 1,699             --
Accrued expenses .........................        3,802        $   178         9,776        $   199
Allowance for doubtful accounts ..........           99             --            --             --
Net operating loss carryforwards - foreign          440             --           232             --
Pensions .................................        3,328             --         1,660            373
Minimum pension liability adjustment .....          810             --            --             --
Net operating loss carryforwards - states            35             --           220             --
Depreciation and amortization ............           --          4,947            49          7,032
                                                 ------         ------       -------         ------
                                                  9,611          5,125        13,636          7,604
Valuation allowance ......................          (91)            --          (452)            --
                                                 ------         ------       -------         ------
                                                 $9,520         $5,125       $13,184         $7,604
                                                 ======         ======       =======         ======

Included in the above table for November 29, 1998 and November 30, 1997 are deferred tax assets of $398 and $2,071, respectively, relating to retained contingencies for the discontinued operation.

As of November 29, 1998, the Company had foreign net operating loss carryforwards of approximately $1,608 that may be carried forward indefinitely.

The valuation allowance of approximately $91 relates to net operating losses for which realization is not more likely than not as of November 29, 1998. The net change in the total valuation allowance for the year ended November 29, 1998 was a decrease of approximately $361 due to utilization and recognition of tax net operating loss carryforwards.

                       HUNT CORPORATION AND SUBSIDIARIES

               (In thousands except share and per share amounts)

12. EMPLOYEE BENEFIT PLANS:

Pension Plans:

Net pension costs for fiscal years 1998, 1997 and 1996 consist of the following:

                                                     1998        1997         1996
                                                    -------    --------     -------
Service cost-- benefits earned during the period    $ 2,251    $  2,349     $ 2,206
Interest cost on projected benefit obligation ..      3,408       3,206       2,695
Actual return on plan assets ...................        708     (10,461)     (4,598)
Net amortization and deferral ..................     (5,314)      7,345       2,102
Net curtailment gain ...........................         --        (732)         --
                                                    -------    --------     -------
Net pension costs ..............................    $ 1,053    $  1,707     $ 2,405
                                                    =======    ========     =======

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

The funded status of the Company's pension plans at September 30, 1998 and 1997 (dates of actuarial valuations) was as follows:

                                                          1998                     1997
                                                   ------------------      -------------------
                                                    Over-      Under-      Over-       Under-
                                                   Funded      Funded      Funded      Funded
                                                   -------     -------     -------     -------
Plan assets at fair value .....................    $40,662     $ 5,875     $48,100     $   494
                                                   -------     -------     -------     -------
Actuarial present value of benefit obligations:
   Vested .....................................     32,459      11,920      30,256       4,494
   Non-vested .................................        447         579         373         275
                                                   -------     -------     -------     -------
Accumulated benefit obligation ................     32,906      12,499      30,629       4,769
Effect of increase in compensation ............      8,538       2,531      10,410         790
                                                   -------     -------     -------     -------
Projected benefit obligation ..................     41,444      15,030      41,039       5,559
                                                   -------     -------     -------     -------
Projected benefit obligation less than
   (in excess of) plan assets .................       (782)     (9,155)      7,061      (5,065)
Unrecognized net (gain) loss ..................        196       4,967      (8,133)      1,900
Unrecognized transition (asset) obligation ....       (884)         74      (1,005)        (21)
Unrecognized prior service cost ...............        186       1,131         242         925
Minimum liability adjustment ..................         --      (3,587)         --      (2,028)
                                                   -------     -------     -------     -------
Pension liability .............................    $(1,284)    $(6,570)    $(1,835)    $(4,289)
                                                   =======     =======     =======     =======

Pension costs are determined using the assumptions as of the beginning of the year. The funded status is determined using the assumptions as of the date of the actuarial valuation and is deemed overfunded or underfunded based on a comparison of the plan assets at fair value with the accumulated benefit obligation. The Company's foreign pension plan is underfunded in fiscal 1998 and overfunded in fiscal 1997. Plan assets consist principally of common stock and U.S. Government and corporate obligations.

                       HUNT CORPORATION AND SUBSIDIARIES

               (In thousands except share and per share amounts)

12. EMPLOYEE BENEFIT PLANS (Continued):
Significant assumptions as of the dates of actuarial valuations include:

                                                      1998    1997    1996
                                                      ----    ----    ----
Discount rate ..................................      7.35%   7.75%   7.50%
Rate of increase in compensation levels ........      5.00%   6.00%   6.00%
Expected long-term rate of return on plan assets      9.00%   8.50%   7.50%


The Company recognizes a minimum pension liability for underfunded plans. The minimum liability is equal to the excess of the accumulated benefit obligation over plan assets. A corresponding amount is recognized as either an intangible asset, to the extent of previously unrecognized prior service cost and previously unrecognized transition obligation, or a reduction of shareholders' equity. The Company recorded an additional non-current liability of $3,587, an intangible asset of $1,231, and a reduction in shareholders' equity (net of income taxes) of $1,545 at November 29, 1998.

Effective with the September 30, 1998 valuation date, the discount rate and expected long-term rate of return on assets were revised to reflect current market conditions. These changes had no impact on fiscal 1998 net pension costs and are not expected to have a material effect on fiscal 1999 pension costs.

Supplemental Executive Benefits Plan:

The Company has a nonqualified, Supplemental Executive Benefits Plan that constitutes a significant portion of the underfunded status above and covers all officers. Expenses of $1,001, $698, and $421 in fiscal years 1998, 1997 and 1996, respectively, relating to this plan were actuarially determined and are included in the pension costs described above. Contributions to the elective salary deferral feature of the plan by the Company were $51, $45 and $36 for fiscal years 1998, 1997 and 1996, respectively.

Employee Savings Plan:

The Company has a defined contribution 401(k) plan available to a majority of its employees in the United States. For participating employees, the Company matches 25 cents for each dollar contributed up to a maximum of 6% of pre-tax compensation, subject to limitations of the plan and the Internal Revenue Code. Contributions to the 401(k) plan by the Company were $379, $437 and $426 for fiscal years 1998, 1997 and 1996, respectively.

13. STOCK-BASED COMPENSATION PLANS:

The 1993 Stock Option and Stock Grant Plan, which replaced the expired 1983 Stock Option and Stock Grant Plan, authorizes the issuance of up to 3,500,000 common shares (of which an additional 1,750,000 common shares were authorized through a plan amendment in fiscal 1997) for the granting of incentive stock options, nonqualified stock options and stock grants to key employees. A maximum of 525,000 common shares under the 1993 plan may be issued in the form of stock grants. The limit of the aggregate number of options and/or stock grants that can be granted to any one individual in any one-year period is 300,000 shares. The option price of options granted under the plan may not be less than the market value of the shares at the date granted. Options may be granted for terms of between two and ten years and generally become exercisable not less than one year following the date of grant. Stock grants under the 1993 plan are subject to a vesting period or periods of between one and five years from the date of grant. Common shares subject to a stock grant are not actually issued to a grantee until such shares have vested under the plan. The plan also provides for the payment of an annual cash bonus to grantees of stock grants in an amount equal to the cash dividends which would have been received had the shares not yet vested under the grant been actually held by the grantees.

                       HUNT CORPORATION AND SUBSIDIARIES

               (In thousands except share and per share amounts)

13. STOCK-BASED COMPENSATION PLANS (Continued):

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

A summary of options under the Company's stock option plans is as follows:

                                         1993 Plan                               1983 Plan
                           -------------------------------------       ----------------------------------
                             1998          1997           1996          1998          1997          1996
                           ---------    ----------      --------      --------      --------      --------
Outstanding,
   beginning of year ..    2,080,729       994,723       634,800       252,335       355,606       631,842
Options granted .......      143,920     1,160,456       364,923          --            --            --
Options exercised (at
   an average price
   per share of $14.88,
   $15.27, $15.63,
   $14.17, $14.31,
   and $12.74,
   respectively) ......     (120,000)      (38,900)       (5,000)      (80,102)     (100,671)     (256,236)
Options expired .......           --            --            --            --            --            --
Options terminated ....     (191,622)      (35,550)           --        (1,300)       (2,600)      (20,000)
                          ----------    ----------      --------      --------      --------     ---------
Outstanding,
   end of year ........    1,913,027     2,080,779       994,723       170,933       252,335       355,606
                          ----------    ----------      --------      --------      --------     ---------
Average option price
   per share ..........   $    18.85    $    17.04      $  15.56      $  15.11      $  14.53     $   14.49
Outstanding
   exercisable options,
   end of year ........      691,785       546,314       159,900       170,933       252,335       355,606
Shares reserved for
   future stock options
   and grants .........    1,195,901     1,339,821       750,277            --            --            --

The following table summarizes information about options outstanding at November 29, 1998:

                                             Options Outstanding                    Options Exercisable
                                  -------------------------------------------    --------------------------
                                                        Weighted
                                                        Average      Weighted                      Weighted
                                    Number             Remaining     Average       Number          Average
Range of                          Outstanding          Contractual  Exercise     Exercisable       Exercise
Exercise Prices                   at 11/29/98             Life        Price      at 11/29/98         Price
---------------                   -----------          -----------  ---------    -----------       --------
$11.63 - $15.81 .........            511,033           5.1 years     $14.54        463,745          $14.57
$16.38 - $16.88 .........            391,473           7.2 years     $16.52        370,473          $16.50
$18.63 - $24.84 .........          1,181,454           8.4 years     $19.25         28,500          $19.94
                                   ---------                                       -------
$11.63 - $21.13 .........          2,083,960           7.3 years     $17.58        862,718          $15.58

                       HUNT CORPORATION AND SUBSIDIARIES

               (In thousands except share and per share amounts)

13. STOCK-BASED COMPENSATION PLANS (Continued):

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

As of the end of fiscal 1998, an aggregate of 105,389 shares had been earned under this plan (8,050 and 12,217 shares in fiscal years 1997 and 1996, respectively, and 85,122 shares in all previous years). There are no outstanding unvested grants remaining. The charges (credits) to administrative and general expenses relating to this plan were $(25) and $84 in fiscal years 1997 and 1996, respectively.

The Company adopted the 1994 Non-Employee Directors' Stock Option Plan authorizing the granting of up to an aggregate of 90,000 common shares to non-officer directors of the Company. Options to purchase an aggregate of 45,000 common shares at $16.875 per share were automatically granted in January 1994 in equal amounts to each of the non-officer directors of the Company. Options granted under this plan extend for a term of ten years and become exercisable at the rate of 20% per year over five years commencing one year after the date of grant. During fiscal 1998 and 1997, 5,000 common shares were separately granted to two newly elected non-officer directors at exercise prices of $14.25 and $18.6875 per share, respectively. As of November 29, 1998, only 3,000 options had been exercised under this plan.

Other Grants:

The Company has a long-term incentive compensation agreement with Donald L. Thompson, Chairman of the Board and Chief Executive Officer, who joined the Company in fiscal 1996. Among the provisions of this agreement is a so-called "Phantom Stock Plan." Under this plan, Mr. Thompson earns the right to the cash value of a total of 175,000 shares of the Company's common stock in the following installments, provided that he is employed by the Company on each of the dates shown: 25% on December 1, 1996, 25% on December 1, 1997, 25% on December 1, 1998 and 25% on December 1, 1999. The charges (credits) to administrative and general expenses with respect to this plan were $(802), $1,431 and $1,621 in fiscal years 1998, 1997 and 1996, respectively.

During 1997, the Company adopted the Non-Employee Director Compensation Plan for non-officer directors of the Company. The plan includes a compensation package for the Company's non-officer directors that provides for basic directors' fees to be paid in a combination of cash and the Company's common shares. In addition, the plan provides for annual grants of nonqualified stock options to purchase 2,000 Company common shares at the fair market value of such common shares on the date of the grant. These options vest after two years (subject to possible acceleration) and extend for 10 years (subject to possible earlier termination). During fiscal 1998 and fiscal 1997, 2,000 and 1,000 common shares, respectively, were issued to each of the nine then eligible non-officer directors pursuant to this plan. As of November 29, 1998, no options had been exercised.

                       HUNT CORPORATION AND SUBSIDIARIES

               (In thousands except share and per share amounts)

13. STOCK-BASED COMPENSATION PLANS (Continued):

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

                                                                      1998       1997         1996
                                                                    -------     -------      -------
Earnings (loss):
  As reported:
   Income (loss) from continuing operations ....................    $11,623     $(6,062)     $10,473
   Net income ..................................................    $12,107     $14,052      $14,968
  Pro forma:
   Income (loss) from continuing operations ....................    $10,461     $(7,397)     $ 9,901
   Net income ..................................................    $10,945     $12,717      $14,396

Basic earnings (loss) per share:
  As reported:
   Income (loss) from continuing operations ....................    $  1.04     $  (.55)     $   .91
   Net income ..................................................    $  1.08     $  1.27      $  1.31
  Pro forma:
   Income (loss) from continuing operations ....................    $   .93     $  (.65)     $   .86
   Net income ..................................................    $   .98     $  1.10      $  1.26

Diluted earnings (loss) per share :
  As reported:
   Income (loss) from continuing operations ....................    $  1.01     $  (.55)     $   .89
   Net income ..................................................    $  1.05     $  1.27      $  1.28
  Pro forma:
   Income (loss) from continuing operations ....................    $   .91     $  (.65)     $   .84
   Net income ..................................................    $   .95     $  1.10      $  1.23

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                                      1998           1997            1996
                                                                     ------         ------          ------
Expected dividend yield .................................             2.40%          2.27%           2.38%
Risk-free interest rate .................................             5.31%          6.50%           5.88%
Expected volatility .....................................            26.10%         24.50%          25.50%
Expected life (in years) ................................              4.1           4.30            5.50

The weighted average estimated fair values of employee stock options granted during fiscal 1998, 1997 and 1996 were $5.46, $4.56 and $4.66 per share, respectively. The pro forma disclosures are not likely to be representative of the effects on earnings and earnings per common share in future years, because they do not take into consideration pro forma compensation expense related to grants made prior to the Company's fiscal year 1996.

                       HUNT CORPORATION AND SUBSIDIARIES

                  (In thousands except and per share amounts)

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

15. COMMITMENTS AND CONTINGENCIES:

Leases:

The capitalized lease obligations (see Note 10) represent amounts payable under leases that are, in substance, installment purchases. Property, plant and equipment includes the following assets under capital leases:

                                                            1998        1997
                                                          -------      -------
Land ...................................................  $   152      $  152
Buildings ..............................................    1,356       1,356
Machinery and equipment ................................      814         814
Accumulated amortization ...............................   (2,150)     (2,098)
                                                          -------      ------
                                                          $   172      $  224
                                                          =======      ======

The Company has the option to purchase the above assets at any time during the terms of the leases for amounts sufficient to redeem and retire the underlying lessor debt obligations. The capitalized lease obligations have various principal payments that mature no later than June 15, 2004.

The minimum rental commitments under all noncancellable leases as of November 29, 1998 are as follows:


                                                         Operating
Fiscal Period                                              Leases
-------------                                            ---------
1999 ................................................     $ 4,760
2000 ................................................       4,440
2001 ................................................       3,273
2002 ................................................       2,944
2003 ................................................       2,080
Thereafter ..........................................      12,725
                                                          -------
Minimum lease payments ..............................     $30,222
                                                          =======

Rent expense, including related real estate taxes charged to operations, amounted to $4,818, $5,254, and $4,850 for fiscal years 1998, 1997, and 1996, respectively.

                       HUNT CORPORATION AND SUBSIDIARIES

               (In thousands except share and per share amounts)

15. COMMITMENTS AND CONTINGENCIES (Continued):

Contingencies:
The Company has employment/severance (change in control) agreements with its officers under which severance payments and benefits would become payable in the event of specified terminations of employment following a change in control (as defined) of the Company. The Company also has a termination policy applicable to employees which provides severance payments and benefits in the event of certain terminations of employment. In the event of a change in control of the Company and subsequent termination of all employees, the maximum contingent severance liability would have been approximately $16.7 million at November 29, 1998.

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

The Company has been sued for patent infringement with respect to one of its minor products. After a jury trial, the U.S. District Court in the Western District of Wisconsin entered judgment against the Company in this matter and awarded damages to the plaintiffs in the amount of $3.3 million, plus interest and costs. The Company and its patent legal counsel believe that the verdict against the Company was incorrect and that it will be reversed on appeal. Accordingly, the Company has not recorded any liability in its financial statements associated with this judgment. However, there can be no assurance that the Company will prevail in this matter. In the event of an unfavorable final judgment against the Company, management believes that it will not have a material impact on the Company's financial position, but it could have a material effect on quarterly or annual results of operations.

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

16. RESEARCH AND DEVELOPMENT:

Research and development expenses were approximately $2,501, $3,284, and $2,865 in fiscal years 1998, 1997 and 1996, respectively.

                       HUNT CORPORATION AND SUBSIDIARIES

               (In thousands except share and per share amounts)

17. CASH FLOW INFORMATION:

Cash payments for interest and income taxes (net of refunds) were as follows:

                                                                  1998         1997         1996
                                                                 -------      ------       ------
Interest paid (net of amounts capitalized of $376, $139,
   and $336 in fiscal 1998, 1997, and 1996, respectively) ....   $ 4,644      $5,000       $3,500
Income taxes .................................................    16,249       3,386        6,653

Excluded from the accompanying Consolidated Statements of Cash Flows are the effects of certain non-cash investing and financing activities as follows:

                                                            1998       1997          1996
                                                            -----     -------       ------
Fair value of assets acquired .........................        --     $11,667           --
Liabilities assumed or created ........................        --      11,719           --
Value of common shares received as payment
   upon exercise of stock options .....................      $414         444       $3,227

18. QUARTERLY FINANCIAL DATA (UNAUDITED):

Quarterly financial data for each of the quarters during fiscal years 1998 and 1997 are as follows:

                                                                              1998
                                                          --------------------------------------------
                                                           First       Second       Third       Fourth
                                                          -------     -------      -------     -------
Net sales ............................................    $61,265     $62,381      $61,236     $61,681
Gross profit .........................................     23,683      24,617       23,242      23,237
Income from continuing operations ....................      3,313       4,840        2,818         652
Income from discontinued operations ..................         --          --           --          --
Gain on sale of discontinued operations ..............         --          --          484          --
                                                          -------     -------      -------     -------
Net income ...........................................      3,313       4,840        3,302         652
Basic earnings per common share:
   Income from continuing operations .................    $   .30     $   .43      $   .25     $   .06
   Income from discontinued operations                         --          --           --          --
   Gain on sale of discontinued operations                     --          --          .04          --
                                                          -------     -------      -------     -------
Net income per share .................................    $   .30     $   .43      $   .29     $   .06
                                                          =======     =======      =======     =======
Diluted earnings per common share:
   Income from continuing operations .................    $   .28     $   .41      $   .24     $   .06
   Income from discontinued operations ...............         --          --           --          --
   Gain on sale of discontinued operations ...........         --          --          .04          --
                                                          -------     -------      -------     -------
Net income per share .................................    $   .28     $   .41      $   .28     $   .06
                                                          =======     =======      =======     =======

                       HUNT CORPORATION AND SUBSIDIARIES

               (In thousands except share and per share amounts)

18. QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued):

                                                                               1997
                                                           First      Second        Third      Fourth
                                                          -------     -------      -------     -------
Net sales .............................................   $61,404     $62,373      $67,210     $68,553
Gross profit ..........................................    23,263      20,045       25,968      24,868
Income (loss) from continuing operations ..............     1,290      (7,959)       1,893      (1,286)
Income from discontinued operations ...................     1,109         965        1,611         468
Gain on sale of discontinued operations ...............        --          --           --      15,961
                                                          -------     -------      -------     -------
Net income (loss) .....................................     2,399      (6,994)       3,504      15,143
Basic earnings (loss) per common share:
   Income (loss) from continuing operations ...........     $ .12     $  (.73)       $ .17     $  (.10)
   Income from discontinued operations ................       .10         .09          .15         .04
   Gain on sale of discontinued operations ............        --          --           --        1.43
                                                          -------     -------      -------     -------
Net income (loss) per share ...........................     $ .22     $  (.64)       $ .32     $  1.37
                                                          =======     =======      =======     =======
Diluted earnings (loss) per common share:
   Income (loss) from continuing operations ...........     $ .11     $  (.73)       $ .16     $  (.11)
   Income from discontinued operations ................       .10         .09          .14         .04
   Gain on sale of discontinued operations ............        --          --           --        1.37
                                                          -------     -------      -------     -------
Net income (loss) per share ...........................     $ .21     $  (.64)       $ .30      $ 1.30
                                                          =======     =======      =======     =======

The sums of the quarterly income (loss) per share data is not the same as income
(loss) per share for the year due to changes in the number of average outstanding shares and to antidilution (in fiscal 1997).

The second quarter of fiscal 1998 net income includes pre-tax credits of $2.0 million (or $.11 per share after taxes on a basic and diluted basis), and the fourth quarter of fiscal 1998 net income includes pre-tax credits of $.7 million (or $.04 per share after taxes on a basic and diluted basis) relating to the net reduction to some of its reserves established in connection with the implementation of the strategic plan during fiscal 1997. (See Note 3). Also in fiscal 1998, the Company reduced by $.7 million (or $.04 per share after taxes on a basic and diluted basis) some of its reserves established in connection with its 1997 business divestitures of which $.4 million pre-tax (or $.02 per share after taxes on a basic and diluted basis) is included in the second quarter, and $.3 million pre-tax (or $.01 per share after taxes on a basic and diluted basis) is included in the third quarter. The Company also reduced by $.7 million (or $.04 per share after taxes on a basic and diluted basis) some of its reserves established in connection with its 1997 disposal of a discontinued business. See Note 3.

The second quarter of fiscal 1997 net loss includes pre-tax charges of $16.7 million (or $.93 per share after taxes on a basic basis and $.90 per share on a diluted basis), the third quarter of fiscal 1997 net income includes pre-tax charges of $.4 million (or $.02 per share after taxes on a basic and diluted basis), and the fourth quarter of fiscal 1997 net income includes pre-tax charges of $9.7 million (or $.71 per share after taxes on a basic basis and $.69 per share on a diluted basis) relating to the implementation of the strategic plan as described in Note 3. Also in fiscal 1997, the Company divested businesses which resulted in a net pre-tax gain of $3.7 million, of which $.5 million (or $.04 per share on a basic and diluted basis) is included in the first quarter and $3.2 million (or $.20 per share on a basic basis and $.19 per share on a diluted basis) is included in the fourth quarter. See Note 3.

                       HUNT CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
               (In thousands except share and per share amounts)

18. QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued):

The fourth quarter of fiscal 1998 net income includes higher inventory obsolescence expense versus fiscal 1997 of approximately $.4 million (or $.03 per share on a basic and diluted basis). In addition, liquidations of LIFO inventories during fiscal 1998 reduced expenses in the fourth quarter by $167, or $.01 per share after taxes on a basic and diluted basis. Liquidations of LIFO inventories during fiscal 1997 reduced expenses in the first, second, third and fourth quarters by $300, or $.02 per share after taxes on a basic and diluted basis, $459, or $.02 per share after taxes on a basic and diluted basis, $380, or $.02 per share after taxes on a basic and diluted basis, and $1,444, or $.09 per share after taxes on a basic and diluted basis, respectively. See Note 7.

The fourth quarter of fiscal 1998 net income also includes higher marketing and selling expenses (principally due to timing of promotional and packaging development related costs) and higher administrative and general expenses (relating to consulting fees) than the other quarters of fiscal 1998.

During the fourth quarter of fiscal 1997, the Company adjusted its effective tax rate relating to the loss from continuing operations from a 40% benefit in the first nine months of fiscal 1997 to a 31% benefit for the full year due primarily to the restructuring charge previously described. The effect of this adjustment in the fourth quarter was an increase in the loss from continuing operations of $411, or $(.04) per share after taxes on a basic and diluted basis. See Notes 3 and 11.

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

19. INDUSTRY SEGMENT INFORMATION:

The Company changed its business segment reporting in fiscal 1998 to more accurately reflect its current reporting practices as a result of the implementation of its strategic plan and consolidation of its graphics and substrates business units. All prior fiscal year data has been restated for comparative purposes.

The Company now operates in two industry segments, consumer products and graphics products. Total export sales aggregated $20,375 in fiscal 1998, $23,347 in fiscal 1997, and $23,303 in fiscal 1996, of which $12,645, $14,419, and
$14,913 in fiscal years 1998, 1997 and 1996, respectively, were made in Canada.

Income (loss) from operations include all revenues and expenses of the reportable segment except for interest expense, interest income, other expenses, other income and income taxes.

Net sales, operating profits, and depreciation and amortization are on a continuing operation basis.

Identifiable assets are those assets used in the operations of each business segment. The consumer products amounts include discontinued operation assets of $26,456 in fiscal 1996.

Corporate assets include cash and miscellaneous other assets not identifiable with any particular segment. Capital additions include amounts related to acquisitions.

                       HUNT CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
               (In thousands except share and per share amounts)

19. Industry Segment Information (Continued):

                                       Consumer        Graphics
Fiscal Year 1998                       Products        Products       Corporate      Consolidated
                                       ---------       ---------      ---------      ------------
Net sales .......................      $ 107,893       $ 138,670                      $ 246,563
                                       =========       =========                      =========
Income from operations* .........      $  22,546       $   3,221      $  (6,513)      $  19,254
                                       =========       =========      =========
Interest expense ................                                                        (4,344)
Interest income .................                                                         2,626
Other income, net ...............                                                           176
                                                                                      ---------
Income from continuing operations
   before income taxes ..........                                                     $  17,712
                                                                                      =========
Identifiable assets .............      $  33,555       $  98,297      $  55,005       $ 186,857
                                       =========       =========      =========       =========
Capital additions ...............      $   4,357       $   9,211      $     285       $  13,853
                                       =========       =========      =========       =========
Depreciation and amortization ...      $   2,661       $   5,241      $     365       $   8,267
                                       =========       =========      =========       =========

*Includes the net credit for restructuring reserve reductions of $2.9 million of which a credit of $2.9 million, a charge of $.3 million and a credit of $.3 million is reflected in the consumer products, graphics products and corporate amounts, respectively. Also included in the corporate amount is the net gain on sales of divested businesses of $.7 million.

                                       Consumer        Graphics
Fiscal Year 1997                       Products        Products       Corporate     Consolidated
                                       ---------       ---------      ---------     -----------
Net sales .......................      $ 122,311       $ 137,229                      $ 259,540
                                       =========       =========                      =========
Income (loss) from operations* ..      $   1,470       $   2,758      $  (7,785)      $  (3,557)
                                       =========       =========      =========
Interest expense ................                                                        (4,920)
Interest income .................                                                           538
Other expense, net ..............                                                          (852)
                                                                                      ---------
Loss from continuing operations
   before income taxes ..........                                                     $  (8,791)
                                                                                      =========
Identifiable assets .............      $  36,764       $  90,563      $  82,195       $ 209,522
                                       =========       =========      =========       =========
Capital additions** .............      $   6,022       $   9,308      $      97       $  15,427
                                       =========       =========      =========       =========
Depreciation and amortization ...      $   4,295       $   3,166      $     379       $   7,840
                                       =========       =========      =========       =========

*Includes the charge for the strategic plan of $26.8 million of which $18.2 million, $8.4 million and $.2 million is reflected in the consumer products, graphics products and corporate amounts, respectively. Also included in the corporate amount is the net gain on sales of divested businesses of $3.7 million.

**Includes $3.6 million of capital additions relating to business acquisition.

#

                       HUNT CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                (In thousands except share and per share amounts)

19. Industry Segment Information (Continued):


                                       Consumer        Graphics
Fiscal Year 1996                       Products        Products       Corporate     Consolidated
----------------                       ---------       ---------      ---------     ------------
Net sales .......................      $ 143,040       $ 121,417                      $ 264,457
                                        =========      =========                      =========
Income from operations* .........      $  17,445       $  12,533      $  (9,951)      $  20,027
                                       =========       =========      =========
Interest expense ................                                                        (4,586)
Interest income .................                                                           301
Other income, net ...............                                                            52
                                                                                      ---------
Income from continuing operations
   before income taxes ..........                                                     $  15,794
                                                                                      =========
Identifiable assets .............      $  94,621       $  67,974      $  13,079       $ 175,674
                                       =========       =========      =========       =========
Capital additions ...............      $   5,667       $   1,754      $      83       $   7,504
                                       =========       =========      =========       =========
Depreciation and amortization ...      $   5,023       $   2,423      $     523       $   7,969
                                       =========       =========      =========       =========

     *Includes the provision for organizational changes and relocation and consolidation of operations which reduced the consumer products income from operations by $.4 million.

The Company's operations by geographical areas for fiscal years 1998, 1997 and 1996 are presented below. Intercompany sales to affiliates represent products that are transferred between geographic areas on a basis intended to reflect as nearly as possible the market value of the products. North America identifiable assets include discontinued operation assets of $26,456 in fiscal 1996.

                                          Europe                      Adjustments
                           North           and                            and
Fiscal Year 1998          America         Other         Corporate     Eliminations    Consolidated
----------------          -------         -----         ---------     ------------    ------------
Net sales:
   Customers ......      $ 205,213      $  41,350                                       $ 246,563
   Intercompany ...          8,012          6,137                       $ (14,149)           --
                         ---------      ---------                       ---------       ---------
Total .............      $ 213,225      $  47,487                       $ (14,149)      $ 246,563
                         =========      =========                       =========       =========
Income (loss)
   from operations*      $  26,313      $    (546)      $  (6,513)                      $  19,254
                         =========      =========       =========                       =========
Identifiable assets      $  81,750      $  50,102       $  55,005                       $ 186,857
                         =========      =========       =========                       =========

*Includes the net credit for restructuring reserve reductions of $2.9 million of which a credit of $2.7 million, a charge of $.1 million and a credit of $.3 million is reflected in the North America, Europe and other and corporate amounts, respectively.

                       HUNT CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
               (In thousands except share and per share amounts)

19. Industry Segment Information (Continued):

                                          Europe                     Adjustments
                           North           and                           and
Fiscal Year 1997          America         Other       Corporate     Eliminations    Consolidated
----------------          -------         -----       ---------     ------------    ------------
Net sales:
   Customers ......      $ 214,597      $  44,943                                     $ 259,540
   Intercompany ...          6,734          5,981                     $ (12,715)           --
                         ---------      ---------                     ---------       ---------
Total .............      $ 221,331      $  50,924                     $ (12,715)      $ 259,540
                         =========      =========                     =========       =========
Income (loss)
   from operations*      $   3,208      $   1,020      $  (7,785)                     $  (3,557)
                         =========      =========      =========                      =========
Identifiable assets      $  77,561      $  49,766      $  82,195                      $ 209,522
                         =========      =========      =========                      =========


*Includes the charge for the strategic plan of $26.8 million of which $24.3 million, $2.3 million and $.2 million is reflected in the North America, Europe and other and corporate amounts, respectively.


                                         Europe                      Adjustments
                           North           and                           and
Fiscal Year 1996          America         Other        Corporate     Eliminations   Consolidated
----------------          -------         -----        ---------     ------------   ------------
Net sales:
   Customers ......      $ 230,031      $  34,426                                     $ 264,457
   Intercompany ...          7,111          3,369                     $ (10,480)           --
                         ---------      ---------                     ---------       ---------
Total .............      $ 237,142      $  37,795                     $ (10,480)      $ 264,457
                         =========      =========                     =========       =========
Income (loss)
   from operations*      $  27,323      $   2,655      $  (9,951)                     $  20,027
                         =========      =========      =========                      =========
Identifiable assets      $ 134,982      $  27,613      $  13,079                      $ 175,674
                         =========      =========      =========                      =========


*Includes the charge for the relocation and consolidation of certain manufacturing and distribution operations of $.4 million, which is reflected in the North American amounts.

20. Financial Instruments:

Off-Balance Sheet Risk:

Letters of credit are issued by the Company during the ordinary course of business through major domestic banks as required by certain vendor contracts. As of November 29, 1998 and November 30, 1997, the Company had outstanding letters of credit for $145 and $219, respectively.

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade receivables. The Company places its temporary cash investments ($37.3 million and $62.6 million at November 29, 1998 and November 30, 1997, respectively) with quality financial institutions and, by policy, limits the amount of credit exposure to any one financial institution.

                       HUNT CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
               (In thousands except share and per share amounts)

20. Financial Instruments (Continued):

The Company provides credit, in the normal course of business, to a large number of distributors and retailers and generally does not require collateral or other security to support customer receivables. Management believes that concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base, their dispersion across many different industries and geographies with no single customer accounting for more than 10% of net sales. However, the Company's ten largest customers accounted for approximately 27% of accounts receivable at November 29, 1998 and November 30, 1997. The Company performs on-going credit evaluations of its customers, maintains allowances for potential credit losses and carries credit insurance coverage for most of its large customer accounts.

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

The estimated fair values of the Company's financial instruments at November 29, 1998 and November 30, 1997 are as follows:

                                       1998                      1997
                               --------------------      --------------------
                               Carrying       Fair       Carrying      Fair
                                Amount       Value        Amount       Value
                               --------     -------      --------     -------
Cash and cash equivalents      $40,724      $40,724      $65,449      $65,449
Debt (excluding capital
   lease obligations) ...      $56,196      $59,677      $54,204      $57,963

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Shareholders and
the Board of Directors of
Hunt Corporation:


Our audits of the consolidated financial statements of Hunt Corporation and subsidiaries referred to in our report dated January 28, 1999 appearing in Item 14(a)(1) on page 20 of this Form 10-K also included an audit of the financial statement schedule listed in Item 14(a)(2) on page 20 of this Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


PricewaterhouseCoopers LLP

Philadelphia, PA 19103
January 28, 1999

                        HUNT CORPORATION AND SUBSIDIARIES
                 SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS
                    for the fiscal years 1998, 1997 and 1996
                                 (In thousands)

                                                                             Column C
Column A                                                 Column B            Additions        Column D     Column E
--------------                                          ---------    -----------------------  ----------   ---------
                                                        Balance at  Charged to      Charged                 Balance
                                                        Beginning    Costs and      to Other                 at End
Classification                                          of Period    Expenses       Accounts  Deductions   of Period
--------------                                          ---------    --------       --------  ----------   ---------
1998:
   Allowance for doubtful accounts                         $1,842      $   77         $ --      $  198(A)    $1,721
                                                           ======      ======         ====      ======       ======
   Reserve for customer returns and deductions             $1,017      $   92         $ --      $   49(B)    $1,060
                                                           ======      ======         ====      ======       ======
   Reserve for inventory obsolescence                      $1,189      $1,526         $ --      $  283(C)    $2,432
                                                           ======      ======         ====      ======       ======
1997:
   Allowance for doubtful accounts                         $1,809      $  786         $185(D)   $  938(A)    $1,842
                                                           ======      ======         ====      ======       ======
   Reserve for customer returns and deductions             $1,173      $  --          $126(D)   $  282(B)    $1,017
                                                           ======      ======         ====      ======       ======
   Reserve for inventory obsolescence                      $2,229      $  601         $227(D)   $1,868(C)    $1,189
                                                           ======      ======         ====      ======       ======
1996:
   Allowance for doubtful accounts                         $2,305      $  655         $ --      $1,151(A)    $1,809
                                                           ======      ======         ====      ======       ======
   Reserve for customer returns and deductions             $1,860      $  180         $ --      $  867(B)    $1,173
                                                           ======      ======         ====      ======       ======
   Reserve for inventory obsolescence                      $2,421      $2,216         $ --      $2,408(C)    $2,229
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

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


                                    PART III

Incorporated by Reference

The information called for by Item 10, "Directors and Executive Officers of the Registrant" (other than the information concerning executive officers set forth after Item 4 herein); Item 11, "Executive Compensation"; Item 12, "Security Ownership of Certain Beneficial Owners and Management"; and Item 13, "Certain Relationships and Related Transactions" is incorporated herein by reference to the following sections of the Company's definitive proxy statement for its Annual Meeting of Shareholders scheduled to be held April 21, 1999, which definitive proxy statement is expected to be filed with the Commission not later than 120 days after the end of the fiscal year to which this report relates:


Form 10-K Item No.  Proxy Statement Section
------------------  -----------------------
Item 10 ............Proposal 1. "ELECTION OF DIRECTORS"; "ADDITIONAL INFORMATION
                    - Section 16(a) Beneficial Ownership Reporting Compliance"

Item 11 ............Proposal 1. "ELECTION OF DIRECTORS - Compensation of
                    Directors"; "ADDITIONAL INFORMATION - Executive Compensation" (not including "Compensation Committee Report on Executive Compensation")

Item 12 ............"ADDITIONAL INFORMATION - Common Share Ownership by Certain
                    Beneficial Owners and Management"

Item 13 ............"ADDITIONAL INFORMATION - Certain Relationships and Related
                    Transactions"


                                    PART IV
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) Documents filed as part of the Report

   1. Financial Statements:                                                Pages
                                                                           -----
      Report of Independent Accountants                                      F-1

      Consolidated Statements of Income
      for the fiscal years 1998, 1997 and 1996                               F-2

      Consolidated Balance Sheets,
      November 29, 1998 and November 30, 1997                                F-3

      Consolidated Statements of Stockholders' Equity
      for the fiscal years 1998, 1997 and 1996                               F-4

      Consolidated Statements of Cash Flows
      for the fiscal years 1998, 1997, and 1996                              F-5

      Notes to Consolidated Financial Statements                        F-6-F-29

   2. Financial Statement Schedule:

      Report of Independent Accountants on Financial Statement Schedule     F-30

      Schedule II. Valuation and Qualifying Accounts
       for the fiscal years 1998, 1997 and 1996                             F-31

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

          (b) (1) Second Amendment and Restatement of Credit Agreement dated as of February 20, 1997 between the Company and NationsBank, N. A. and other lenders (filed herewith), and (2) Third Amendment dated as of April 24, 1998 to Credit Agreement (filed herewith).

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

          (b) 1983 Stock Option and Stock Grant Plan, as amended, of the Company (incorp. by ref. to Ex. 10(b) to fiscal 1996 Form 10-K).**

          (c) 1993 Stock Option and Stock Grant Plan of the Company, as amended (incorp. by ref. to Ex. 10 to Form 10-Q for quarter ended June 1, 1997).**

          (d) 1994 Non-Employee Directors' Stock Option Plan (incorp. by ref. to Ex. 10(f) to fiscal 1993 Form 10-K).**

          (e) 1997 Non-Employee Director Compensation Plan (incorp. by ref. to Ex. 10(f) to fiscal 1997 Form 10-K).**

          (f) (1) Form of Change in Control Agreement between the Company and various officers of the Company (incorp. by ref. to Ex. 10(I) to fiscal 1994 Form 10-K)** and (2) list of executive officers who are parties (incorp. by ref. to Ex. 10(h) to fiscal 1996 Form 10-K).**

          (g) (1) Form of Supplemental Executive Benefits Plan of the Company, effective January 1, 1997 (filed herewith), and (2) form of related Amended and Restated Trust Agreement, effective January 1, 1997 (filed herewith).**

          (h) Employment Agreement, dated as of April 8, 1996, between the Company and Donald L. Thompson (incorp. by ref. to Ex. 10 to Form 10-Q for quarter ended June 2, 1996).**

     (21) Subsidiaries (filed incorp. by reference to Ex. 11 to 1997 Form 10-K).

     (23) Consent of PricewaterhouseCoopers LLP to incorporation by reference in Registration Statements Nos. 33-70660, 33-25947, 33-6359, 2-83144,
          33-57105, and 33-57103 on Form S-8 of their report on the consolidated financial statements and schedule included in this report (filed herewith).

     (27) Financial Data Schedule (filed herewith).

*Reference also is made to (1) Articles 5th, 6th, 7th, and 8th of the Company's composite Articles of Incorporation (ex. 3(a) to this report) and (2) to Sections 1, 7, and 8 of the Company's By-laws (Ex. 3(b) to this report).

**Indicates a management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K

    The Company did not file any reports on Form 8-K during the last quarter of the fiscal year covered by this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              HUNT CORPORATION
 Dated: February 22, 1999        By: \s\ Donald L. Thompson
                                 ---------------------------
                                 Donald L. Thompson
                                 Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the registrant and in the capacities and on the dates indicated:

       \s\ Donald L. Thompson                        February 22, 1999
       -------------------------------------
       Donald L. Thompson
       Chairman, President and
       Chief Executive Officer

       \s\ William E. Chandler                       February 22, 1999
       -------------------------------------
       William E. Chandler
       Senior Vice President,
       Finance (Principal Financial Officer)

       \s\ John Fanelli III                          February 22, 1999
       -------------------------------------
       John Fanelli III
       Vice President, Corporate Controller
       (Principal Accounting Officer)

       \s\ Donald Belcher                            February 22, 1999
       -------------------------------------
       Donald Belcher
       Director

       \s\ Jack Farber                               February 22, 1999
       -------------------------------------
       Jack Farber
       Director

       \s\ William F. Hamilton                       February 22, 1999
       -------------------------------------
       William F. Hamilton
       Director

       \s\ Mary R. Henderson                         February 22, 1999
       -------------------------------------
       Mary R. (Nina) Henderson
       Director

       \s\ Gordon A. MacInnes                        February 22, 1999
       -------------------------------------
       Gordon A. MacInnes
       Director

       \s\ Wilson D. McElhinny                       February 22, 1999
       -------------------------------------
       Wilson D. McElhinny
       Director

       \s\ Robert H. Rock                            February 22, 1999
       -------------------------------------
       Robert H. Rock
       Director

       \s\ Roderic H. Ross                           February 22, 1999
       -------------------------------------
       Roderic H. Ross
       Director

       \s\ Malcolm J. Thompson                       February 22, 1999
       -------------------------------------
       Malcolm J. Thompson
       Director

       \s\ Victoria B. Vallely                       February 22, 1999
       -------------------------------------
       Victoria B. Vallely
       Director

                                 EXHIBIT INDEX
                                 -------------

                          (of Exhibits filed herewith)



(4)(b)(1)    Second Amendment and Restatement of Credit Agreement

(4)(b)(2)    Third Amendment to Credit Agreement

(10)(g)(1)   Form of Supplemental Executive Benefits Plan

(10)(g)(2)   Form of Related Amended and Restated Trust Agreement

(23)         Consent of PricewaterhouseCoopers LLP

(27)         Financial Data Schedule