Form 10-Q
period 1999-02-28
HUNT CORP
filed 1999-04-12
CIK 49146

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 February 28, 1999
                              --------------------------------------------------

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number               1-8044
                      ----------------------------------------------------------

                                HUNT CORPORATION.
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

As of April 1, 1999, there were outstanding 10,416,540 shares of the registrant's common stock.

                                HUNT CORPORATION

                                      INDEX
                                                                            Page
                                                                            ----

PART I -  FINANCIAL INFORMATION
          ---------------------

Item 1 -  Financial Statements

          Condensed Consolidated Balance Sheets as of
          February 28, 1999 and November 29, 1998                         3

          Condensed Consolidated Statements of Income -
          Three Months Ended February 28, 1999 and March 1, 1998          4

          Consolidated Statements of Comprehensive Income -
          Three Months Ended February 28, 1999 and March 1, 1998          5

          Condensed Consolidated Statements of Cash Flows -
          Three Months Ended February 28, 1999 and March 1, 1998          6

          Notes to Condensed Consolidated Financial
          Statements                                                      7 - 8

Item 2 -  Management's Discussion and Analysis of
          Financial Condition and Results of Operations                   9 - 12

Item 3 -  Quantitative and Qualitative Disclosures about Market Risk      13


PART II - OTHER INFORMATION
          -----------------

Item 1 -  Legal Proceedings                                                14

Item 6 -  Exhibits and Reports on Form 8-K                                 14

          Signatures                                                       15

          Exhibit Index                                                    16

                      Part I - FINANCIAL INFORMATION                      Page 3
                               ----------------------

Item 1.     Financial Statements
                                Hunt Corporation
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)
                (In thousands except share and per share amounts)

                                                                          February 28,       November 29,
                                           ASSETS                             1999               1998
                                                                          ------------       ------------
Current assets:
     Cash and cash equivalents                                              $ 28,755           $ 40,724
     Accounts receivable, less allowance for doubtful
       accounts: 1999, $1,815; 1998, $1,721                                   35,746             31,018
     Inventories:
         Raw materials                                                         8,437              7,867
         Work in process                                                       3,274              3,033
         Finished goods                                                       10,781             10,704
                                                                            --------           --------
            Total inventories                                                 22,492             21,604

     Deferred income taxes                                                     5,067              4,769
     Prepaid expenses and other current assets                                 1,087              1,402
                                                                            --------           --------
              Total current assets                                            93,147             99,517

Property, plant and equipment, at cost, less accumulated depreciation and amortization:
  1999, $39,503; 1998, $37,818                                                48,037             49,917
Excess of acquisition costs over net assets acquired,
   less accumulated amortization                                              25,225             26,021
Other assets                                                                  11,678             11,402
                                                                            --------           --------
                       Total assets                                         $178,087           $186,857
                                                                            ========           ========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt                                      $    461           $    479
     Accounts payable                                                          8,924             12,503
     Accrued expenses:
       Salaries, wages and commissions                                         1,833              2,302
       Income taxes                                                            2,865              1,930
       Other                                                                  16,033             17,742
                                                                            --------           --------
              Total current liabilities                                       30,116             34,956
Long-term debt, less current portion                                          58,091             57,741
Deferred income taxes                                                          1,071                374
Other non-current liabilities                                                 16,101             15,906
Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.10 par value, authorized 1,000,000 shares (including
       50,000 shares of Series A Junior
       Participating Preferred); none issued                                       -                  -
     Common stock, $.10 par value, 40,000,000 shares
       authorized; issued:  1999 and 1998 -16,152,322 shares                   1,615               1,615
     Capital in excess of par value                                            6,434               6,434
     Cumulative translation adjustment                                          (835)                446
     Minimum pension liability                                                (1,545)             (1,545)
     Retained earnings                                                       159,593             158,316
                                                                            --------            --------
                                                                             165,262             165,266
     Less cost of treasury stock:
     1999 - 5,649,482 shares; 1998 - 5,162,082 shares                        (92,554)            (87,386)
                                                                            --------            --------
                       Total stockholders' equity                             72,708              77,880
                                                                            --------            --------
                          Total liabilities and stockholders' equity        $178,087            $186,857
                                                                            ========            ========

     See accompanying notes to condensed consolidated financial statements.

                                Hunt Corporation
                   Condensed Consolidated Statements of Income
                                   (Unaudited)
                     (In thousands except per share amounts)

                                                                                   Three Months Ended
                                                                                 ------------------------

                                                                                 February 28,    March 1,
                                                                                     1999         1998
                                                                                 ------------    --------
Net sales                                                                           60,369       $61,265

Cost of sales                                                                       37,587        37,582
                                                                                    -------      -------

   Gross profit                                                                     22,782        23,683


Selling and shipping expenses                                                       11,030        10,910

Administrative and general expenses                                                  7,379         7,361
                                                                                    ------       -------

   Income from operations                                                            4,373         5,412


Interest expense                                                                     1,189         1,183

Other income, net                                                                     (497)         (867)
                                                                                    ------       -------

Income before income taxes                                                           3,681         5,096

Provision for income taxes                                                           1,288         1,783
                                                                                    ------       -------

   Net income                                                                       $2,393       $ 3,313
                                                                                    ======       =======

Net income per share - Basic                                                          $.22          $.30
                                                                                    ======       =======

Net income per share - Diluted                                                        $.22          $.28
                                                                                    ======       =======

Dividends per common share                                                           $.103         $.103
                                                                                    ======       =======


     See accompanying notes to condensed consolidated financial statements.

                                Hunt Corporation
                 Consolidated Statements of Comprehensive Income
                                   (Unaudited)
                                 (In thousands)

                                                                                   Three Months Ended
                                                                                -------------------------

                                                                                February 28,     March 1,
                                                                                    1999          1998
                                                                                ------------     --------
Net income                                                                          $2,393        $3,313

Other comprehensive income:
    Foreign currency translation adjustments,
      net of income taxes of $448 in 1999 and
      $327 in 1998, respectively                                                      (833)         (607)
                                                                                    -------       ------

Other comprehensive income                                                            (833)         (607)
                                                                                    ------        ------

Comprehensive income                                                                $1,560        $2,706
                                                                                    ======        ======











     See accompanying notes to condensed consolidated financial statements.

                                Hunt Corporation
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                  Three Months Ended
                                                                -----------------------
                                                                  Feb 28,      March 1,
                                                                   1999          1998
                                                                 --------      --------
Cash flows from operating activities:
Net income                                                       $  2,393      $  3,313
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                                  2,258         1,956
     Deferred income taxes                                            409           676
     Loss on disposals of property, plant and equipment                 4             4
     Payments for special charges                                    (576)       (2,169)
     Issuance of stock under management incentive bonus
        and stock grant plans                                        --             197
     Changes in operating assets and liabilities                  (10,954)      (17,898)
                                                                 --------      --------
          Net cash used in operating activities                    (6,466)      (13,921)
                                                                 --------      --------

Cash flows from investing activities:
   Additions to property, plant and equipment                        (601)       (4,092)
   Other, net                                                        --              20
                                                                 --------      --------
         Net cash used in investing activities                       (601)       (4,072)
                                                                 --------      --------

Cash flows from financing activities:
   Proceeds from issuance of long-term debt                         3,709         1,385
   Payments on long-term debt, including current maturities        (3,155)         (167)
   Book overdrafts                                                    962          (393)
   Purchases of treasury stock                                     (5,168)         --
   Proceeds from exercise of stock options                           --             932
   Dividends paid                                                  (1,116)       (1,145)
   Other, net                                                         (62)          (38)
                                                                 --------      --------
         Net cash provided by (used in) financing activities       (4,830)          574
                                                                 --------      --------

Effect of exchange rate changes on cash                               (72)         (469)
                                                                 --------      --------

Net decrease in cash and cash equivalents                         (11,969)      (17,888)

Cash and cash equivalents, beginning of period                     40,724        65,449
                                                                 --------      --------

Cash and cash equivalents, end of period                         $ 28,755      $ 47,561
                                                                 ========      ========

     See accompanying notes to condensed consolidated financial statements.

                                Hunt Corporation
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


1. The accompanying condensed consolidated financial statements and related notes are unaudited; however, in management's opinion all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position at February 28, 1999 and the results of operations and cash flows for the periods shown have been made. Such statements are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by generally accepted accounting principles or those normally made in Form 10-K.

2. During the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of the components of comprehensive income in the financial statements. See Consolidated Statements of Comprehensive Income herein.

3. A reconciliation of weighted average common shares outstanding to weighted average of common shares outstanding assuming dilution in calculating the earnings per share is shown below:

                                                          1999       1998
                                                          ----       ----
Weighted average common shares outstanding - basic       10,794     11,203

Add: common equivalent shares representing
shares issuable upon exercise of stock options
and stock grants                                              1        590
                                                         ------     ------

Weighted average common shares and dilutive
securities outstanding                                   10,795     11,793
                                                         ======     ======

4. The following table sets forth the details and the cumulative activity in the various accruals and reserves associated with the prior years' restructuring plans in the Condensed Consolidated Balance Sheets at February 28,1999 (in thousands):

                            Balance at            Current              Cash             Non-Cash         Balance at
                         November 29, 1998       Provision          Reductions          Activity      February 28, 1999
                        ------------------       ---------          ----------          --------      -----------------
Lease Obligations               $1,873               -                $(195)               -               $1,678

Severance                          722               -                 (233)               -                  489

Inventory                          400               -                 (128)               -                  272

Fixed Assets                       235               -                    -                -                  235

Other                              487               -                  (20)               -                  467
                                ------           ---------           ------            --------             ------

Total                           $3,717               -                $(576)               -               $3,141
                                ======                                ======                                ======


5. The Company has been sued for patent infringement with respect to one of its minor products. After a jury trial during the Company's second quarter of fiscal 1998, the U.S. District in the Western District of Wisconsin entered judgment against the Company in this matter and awarded damages to the plaintiffs in the amount of $3.3 million, plus interests and costs. The Company and its patent legal counsel believe that the verdict against the Company was incorrect and that it will be reversed on appeal. Accordingly, the Company has not recorded any liability in its financial statements associated with this judgment. However, there can be no assurance that the Company will prevail in this matter. In the event of an unfavorable final judgment against the Company, management believes that it will not have a material impact on the Company's financial position, but it could have a material effect on quarterly or annual results of operations. (See also Note 15 to the Consolidated Financial Statements included in the Company's 1998 Form 10-K.)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion includes certain forward-looking statements within the meaning of the Private Securities Litigation Act of 1995. Such forward-looking statements represent management's assessment based upon information currently available, but are subject to risks and uncertainties which could cause actual results to differ materially from those set forth in the forward-looking statements. These risks and uncertainties include, but are not limited to, the Company's ability to successfully complete the implementation, and realize the anticipated growth and other benefits, of its strategic plan on a timely basis, the effect of, and changes in, worldwide general economic conditions, technological and other changes affecting the manufacture of and demand for the Company's products, competitive and other pressures in the market place, the impact of Year 2000 issues, the outcome of litigation in which the Company is engaged, and other risks and uncertainties set forth herein and in the Company's Forms 10-Q, 10-K and 8-K filings with the Securities and Exchange Commission.

In April 1997, the Company initiated a new strategy for growth and restructuring plan (the "strategic plan") designed to restore higher levels of sales growth, profitability and to reduce its cost structure. The cost reduction portion of the strategic plan resulted in cost savings of approximately $17.7 million in fiscal 1998. The cost savings have resulted primarily from a significant reduction of the Company's stock keeping units ("SKU's"), the rationalization of manufacturing and warehouse facilities and from a major restructuring of its administrative and marketing and selling functions. Although the Company expects most of these cost savings to continue in future years, there is no assurance that they will be achieved. (See Note 4 to the Notes to Condensed Consolidated Financial Statements herein.)

Results of Operations

Net Sales

Net sales of $60.4 million for the first quarter of fiscal 1999 declined 1.5% from the first quarter of fiscal 1998 due to lower sales of graphics products (down 3.5%), partially offset by higher sales of consumer products (up 1%). In addition, sales were significantly impacted by lower net selling prices in the first quarter of fiscal 1999 compared to last year, as well as by a general softness in demand for the Company's products. The decrease in graphics products was largely the result of lower mounting and laminating equipment and supplies products sales (down 11%), while board products sales were up 7% over the comparable prior year period. Export sales and foreign sales decreased 14% and 8%, respectively, in the first quarter of 1999 compared to the same prior year period.

Management is uncertain as to how long and to what extent the softness in demand for its products will continue. If the situation worsens, this could have a material adverse impact on the Company's business, results of operations and financial position.

Gross Profit

The Company's gross profit percentage decreased to 37.7% of net sales in the first quarter of fiscal 1999 from 38.7% in the first quarter of fiscal 1998. The first quarter reductions in gross profit dollars and percentage were primarily the result of lower net selling prices and lower unit sales. Management expects the pressure on selling prices attributable to the growing bargaining power of the Company's largest customers, such as office products superstores, to continue during fiscal 1999. The Company's raw material cost increases have remained below inflationary cost increases for the past several years; however, management is uncertain how long this condition will continue.

Selling, Shipping, Administrative and General Expenses

Selling and shipping expenses, as a percentage of net sales, increased to 18.3% for the first quarter of fiscal 1999 compared to the prior year first quarter expense level of 17.8%. This increase in the percentage of net sales was principally due to higher freight and distribution expenses partially offset by lower marketing and selling expenses, due primarily to the timing of product promotions, marketing research and product packaging development costs.

Administrative and general expenses remained at $7.4 million in the first quarter of fiscal 1999 and 1998. Lower management incentive expenses in the first quarter of fiscal 1999 were offset primarily by higher information services costs. In fiscal 1998, certain information services costs were capitalized. Such costs are now expensed as incurred.

Other Income, Net

The decrease in other income, net, of $.4 million in the first quarter of fiscal 1999 compared to the first quarter of fiscal 1998 was due to lower interest income resulting from lower average cash balances.

Provision for Income Taxes

The Company's effective income tax rate from continuing operations was 35% for the first quarter of fiscal 1999 and 1998.

Financial Condition

The Company's working capital decreased to $63.0 million at the end of the first quarter of fiscal 1999 from $64.6 million at the end of fiscal 1998. The current ratio increased to 3.1 at February 28, 1999 from 2.9 at November 29, 1998. The Company's debt/capitalization percentage increased to 45% at the end of the first quarter of fiscal 1999 compared to 43% at the end of fiscal 1998. Available cash balances were sufficient during the first three months of fiscal 1999 to fund additions to property, plant and equipment of $.6 million, to pay cash dividends of $1.1 million, and to fund the repurchase of $5.2 million of the Company's common shares. Current assets decreased to $93.1 million at the end of the first quarter of fiscal 1999 from $99.5 million at the end of fiscal 1998 largely as a result of lower cash and cash equivalent balances, partially offset by higher accounts receivable and inventory balances.

The decrease in cash and cash equivalents was largely due to the repurchase of the Company's common shares, payments of dividends, capital expenditures and payments associated with the strategic plan. Inventories increased to $22.5 million at February 28, 1999 from $21.6 million at November 29, 1998, due principally to higher anticipated sales volume. The $4.7 million increase in accounts receivable was largely due to timing of payments by major customers during the first quarter of fiscal 1999.

Current liabilities decreased to $30.1 million at the end of the first quarter of fiscal 1999 from $35.0 million at the end of fiscal 1998. This decrease was largely attributable to the timing of accounts payable payments and reductions in the accruals associated with the Company's strategic plan.

The effect of unfavorable currency exchange rates for the British pound sterling and the Dutch guilder (the functional currencies of the Company's U.K. and Holland operations, respectively) was the principal cause for the $1.3 million decrease in the cumulative translation adjustment account in stockholders' equity.

The Company has a revolving credit agreement of $75 million and a line of credit agreement of $2.5 million. There was $5.2 million borrowed under these credit facilities as of February 28, 1999. Management believes that funds generated from operations, combined with the existing credit facilities, will be sufficient to meet currently anticipated working capital and other capital and debt service requirements. Should the Company require additional funds, management believes that the Company could obtain them at competitive costs. Management currently expects that total fiscal 1999 expenditures for additions to property, plant and equipment to increase capacity and productivity will approximate $7.5 million, of which approximately $.6 million has been expended through the first three months of fiscal 1999.

Year 2000 Update

The Company is continuing its work to mitigate the Year 2000 ("Y2K") issue. These efforts involve assessment, identification of non-compliant systems, remediation, testing, and verification, including replacing and/or updating existing systems, as well as establishing contingency plans relating to Y2K risks.

The Company has substantially completed the necessary modifications to its critical and ancillary systems and applications. To date, the project is proceeding on schedule and is expected to be completed by the end of the third quarter of fiscal 1999.

The Company also has initiated communications with significant suppliers and customers to identify and coordinate the remediation of any Y2K issues they may have which might effect the Company, and the Company is still in the process of determining the Company's vulnerability if these companies fail to remediate their Y2K issues.

The Company's costs incurred to date in addressing the Y2K issues have not been significant and are being funded through operating cash flows. The total implementation costs, relating principally to new hardware and software, capitalized to date are $5.5 million, which should represent substantially all of the capitalized costs to be incurred. These costs not only addressed Y2K issues but also provided for operational efficiencies and cost reductions. The Company continues to evaluate future costs associated with these efforts based on actual experience but does not currently anticipate that such costs will have a material impact on the Company's results of operations or financial position.

It is difficult to identify or prepare for the absolute worse case Y2K scenario. However, the most likely worst case scenario for the Company would include, among other things, temporary slowdowns of operations at the Company's facilities, whether due to an external power failure or otherwise, delays in receipt of supplies, failure to be able to serve customers, lost sales and failure of management controls. Although the Company believes that its systems will be fully operational and will not cause any material disruptions because of Y2K issues, there can be no assurance that this will be the case. Further, because of the uncertainties associated with assessing effect on preparedness of suppliers and customers, there is a risk of a material adverse effect on the Company's future results of operations if these constituencies do not correct their Y2K problems, if any, on a timely basis. The Company plans to continue assessing these risks through reviews with its major suppliers and customers.

The Company is preparing contingency plans relating specifically to identified Y2K risks and developing cost estimates relating to these plans. Contingency plans may include stockpiling raw materials and packaging materials, increasing inventory levels, securing alternative sources of supply and other appropriate measures. The Company anticipates completion of the Y2K contingency plans during the third quarter of fiscal 1999. Once developed, Y2K contingency plans and related cost estimates will be reviewed and modified as additional information becomes available.

New Accounting Standard

During the first quarter of fiscal 1999, the Company adopted the following new accounting standard:

SFAS No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of the components of comprehensive income in the financial statements. See the Consolidated Statements of Comprehensive Income herein.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the Company's market risk since the Form 10-K filing for the fiscal year ended November 29, 1998.

PART II -  OTHER INFORMATION

Item 1 - Legal Proceedings

Reference is made to Part I, Item 3 of the Company's fiscal 1998 Form 10-K and to Note 5 to the Condensed Consolidated Financial Statements herein.


Item 6 - Exhibits and Reports on Form 8-K


(a) Exhibits

    10 Officer Severance Plan

    27 Financial Data Schedule for the quarter ended February 28, 1999.


(b) Reports on Form 8-K

    No reports on Form 8-K were filed during the quarter for which this report is filed.


----------------

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                HUNT CORPORATION.


Date      April 12, 1999                 By /s/  William E. Chandler
    ------------------------------          ------------------------------------
     William E. Chandler                    Senior Vice President, Finance
                                            (Principal Financial Officer)



Date      April 12, 1999                 By  /s/  Donald L. Thompson
    ------------------------------           -----------------------------------
     Donald L. Thompson                      Chairman of the Board
                                             and Chief Executive Officer



Date      April 12, 1999                 By /s/  John Fanelli III
    ------------------------------          ------------------------------------
     John Fanelli III
                                            Vice President, Corporate Controller
                                            (Principal Accounting Officer)

                                  EXHIBIT INDEX


Exhibit 10  - Officer Severance Plan

Exhibit 27  - Financial Data Schedule for the quarter ended February 28, 1999