Form 10-K/A
period 1998-11-29
HUNT CORP
filed 1999-06-30
CIK 49146

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended November 29, 1998

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ______ to ______.

For the fiscal year ended November 29, 1998         Commission File No. 1-8044

                                HUNT CORPORATION
                                  (Registrant)

               Pennsylvania                             21-0481254
         ------------------------             ---------------------------------
         (State of Incorporation)             (IRS Employer Identification No.)

One Commerce Square, 2005 Market Street, Philadelphia, PA          19103-7085
------------------------------------------------------------       ----------
     (Address of Principal Executive Offices)                      (Zip Code)

Registrant's telephone number, including area code:  (215) 656-0300

Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of Each Exchange
         Title of Each Class:                      on Which Registered:
         --------------------                      ---------------------

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

The number of shares of the registrant's common shares outstanding as of June 1, 1999 was 10,399,340.

Pursuant to General Instruction F to Form 10-K and Rule 15d-21 under the Securities Exchange Act of 1934, Hunt Corporation's Annual Report on Form 10-K for the fiscal year ended November 30, 1998 is hereby amended to include the attached financial statements described in amended Item 14(a)(1)(B) below required by Form 11-K with respect to the Hunt Corporation Savings Plan for the Plan's fiscal year ended December 31, 1998. The Savings Plan is subject to the Employee Retirement Income Security Act of 1974. Item 14, as amended, provides in its entirety as follows:

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

         (a) Documents filed as part of the Report

                  1. Financial Statements:                          Pages
                                                                    -----
                     A.    The Company and Subsidiaries:

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

                           Consolidated Balance Sheets,
                           November 29, 1998 and
                           November 30, 1997                         F-3

                           Consolidated Statements of
                           Stockholders' Equity for the
                           fiscal years 1998, 1997
                           and 1996                                  F-4

                           Consolidated Statements of
                           Cash Flows for the fiscal years
                           1998, 1997, and 1996                      F-5

                           Notes to Consolidated Financial
                           Statements                                F-6-F-29

                     B.    The Savings Plan:

                           Report of Independent Accountants         PF-2

                           Statements of Net Assets Available
                           for Benefits, with Fund Information
                           as of December 31, 1998 and 1997          PF-3-PF-4

                           Statements of Changes in Net Assets
                           Available for Benefits, with Fund
                           Information for the Years Ended
                           December 31, 1998, 1997 and 1996          PF-5-PF-7

                           Notes to Financial Statements             PF-8-PF-16

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

                               (b)  (1) Second Amendment and Restatement of
                                    Credit Agreement dated February 20, 1997 between the Company and NationsBank, N. A. and other lenders (incorp. by ref. to Ex. 4(b) to fiscal 1998 Form 10-K), and (2) Third Amendment dated as of April 24, 1998 to Credit Agreement (incorp. by ref. to Ex. 4(b) to fiscal 1998 Form 10-K).

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

                               (b) 1983 Stock Option and Stock Grant Plan, as amended, of the Company (incorp. by ref. to Ex. 10(b) to fiscal 1996 Form 10-K).**

                               (c) 1993 Stock Option and Stock Grant Plan of the Company, as amended (incorp. by ref. to Ex. 10 to Form 10-Q for quarter ended June 1, 1997).**

                               (d) 1994 Non-Employee Directors' Stock Option Plan (incorp. by ref. to Ex. 10(f) to fiscal 1993 Form 10-K).**

                               (e) 1997 Non-Employee Director Compensation Plan (incorp. by ref. to Ex. 10(f) to fiscal 1997 Form 10-K).**

                               (f)  (1) Form of Change in Control Agreement
                                    between the Company and various officers of the Company (incorp. by ref. to Ex. 10(I) to fiscal 1994 Form 10-K)** and (2) list of executive officers who are parties (incorp. by ref. to Ex. 10(h) to fiscal 1996 Form 10-K).**

                               (g) (1) Form of Supplemental Executive Benefits Plan of the Company, effective January 1, 1997, and (2) form of related Amended and Restated Trust Agreement, effective January 1, 1997 (incorp. by ref. to Ex. 10(g) to fiscal 1998 Form 10-K).**

                               (h) Employment Agreement, dated as of April 8, 1996, between the Company and Donald L. Thompson (incorp. by ref. to Ex. 10 to Form 10-Q for quarter ended June 2, 1996).**

                           (21) Subsidiaries (filed incorp. by reference to
                                Ex. 11 to 1997 Form 10-K).

                           (23) (a) Consent of PricewaterhouseCoopers LLP to
                                incorporation by reference in Registration
                                Statements Nos. 33-70660, 33-25947, 33-6359,
                                2-83144, 33-57105, and 33-57103 on Form S-8, of
                                their report on the consolidated financial statements and schedules included in this report (incorp. by ref. to Ex. 23 to fiscal 1998 Form 10-K).

                                (b) Consent of PricewaterhouseCoopers LLP to incorporation by reference, in Registration Statement Nos. 33-6359 and 33-57103 on Form S-8, of their report on the financial statements related to the Savings Plan included with this report as amended (filed herewith).

                           (27) Financial Data Schedule (incorp. by ref. to
                                Ex. 27 to fiscal 1998 Form 10-K).

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

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 of, and Rule12b-15 under, the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          HUNT CORPORATION

Dated: June 30, 1999      By: \s\ Donald L. Thompson
                               ------------------------------------------------
                               Donald L. Thompson
                               Chairman, President and Chief Executive Officer


       June 30, 1999          \s\ William E. Chandler
                              -------------------------------------
                              William E. Chandler
                              Senior Vice President,
                              Finance (Principal Financial Officer)

                                HUNT CORPORATION
                                  SAVINGS PLAN

                               REPORT ON AUDITS OF
                              FINANCIAL STATEMENTS
                               for the years ended
                        December 31, 1998 , 1997 and 1996
                           AND SUPPLEMENTAL SCHEDULES
                      for the year ended December 31, 1998

                                HUNT CORPORATION
                                  SAVINGS PLAN

                                TABLE OF CONTENTS

                                                                         Page
                                                                         ----
Report of Independent Accountants                                          2


Financial Statements:
    Statements of Net Assets Available for Benefits, With
         Fund Information, as of December 31, 1998 and 1997               3-4

    Statements of Changes in Net Assets Available for Benefits,
         With Fund Information, for the years ended December 31,
         1998, 1997 and 1996                                              5-7

    Notes to Financial Statements                                         8-16


Supplemental Schedules:
    Schedule of Assets Held for Investment Purposes as of
         December 31, 1998                                               27(a)*

    Schedule of Reportable Transactions for the year ended
         December 31, 1998                                               27(d)*






            * Refers to item numbers in Form 5500 (Annual
              Return/Report of Employee Benefit Plan) for the plan year ended December 31, 1998, which are incorporated herein by reference.

                        Report of Independent Accountants

To the Administrative Committee of
   Hunt Corporation:

In our opinion, the accompanying statements of net assets available for benefits and the related statements of changes in net assets available for benefits present fairly, in all material respects, the net assets available for benefits of Hunt Corporation Savings Plan (the "Plan") at December 31, 1998 and 1997, and the changes in net assets available for benefits for the years ended December 31, 1998, 1997 and 1996 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Plan's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules of assets held for investment purposes at December 31, 1998 and reportable transactions for the year ended December 31, 1998 are presented for the purpose of additional analysis and are not a required part of the basic financial statements but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. The fund information in the statements of net assets available for benefits and the statement of changes in net assets available for benefits is presented for purposes of additional analysis rather than to present the net assets available for plan benefits and changes in net assets available for benefits of each fund. These supplemental schedules and fund information are the responsibility of the Plan's management. The supplemental schedules and fund information have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.




PricewaterhouseCoopers LLP

June 11, 1999

                                HUNT CORPORATION
                                  SAVINGS PLAN

     Statement of Net Assets Available for Benefits, With Fund Information,
                             as of December 31, 1998

                                                                                               Participant Directed
                                                     ------------------------------------------------------------------------------
                                                                         Capital
                                                      Balanced         Preservation         Select         Ultra           Stock
                            ASSETS                      Fund               Fund              Fund          Fund            Fund
                                                     ----------       --------------       ---------     ---------       ---------
Investment, at fair value (Note 2):
 Shares of registered investment companies:
  Balanced Fund, 147,431 units at $18.470/unit
    (cost $2,556,330)                                $  2,723,049

  Benham Preservation Fund, 4,558,424 units at
    $1.000/unit (cost $4,558,424)                                     $  4,558,424

  Select Fund, 149,413 units at $47.390/unit
    (cost $6,337,915)                                                                    $  7,080,666

  Ultra Fund, 258,012 units at $33.410/unit
    (cost $6,697,479)                                                                                    $  8,620,167

  Value Fund, 201,285 units at $6.059/unit
    (cost $1,377,467)

 Hunt Corporation, 191,404 shares at $10.625/share
    (cost $3,135,487)                                                                                                   $   876,686

Participant loans (cost $0)

Receivables:
 Employer's contribution                                   -                 -                 -              -                -
 Participants' contribution                                -                 -                 -              -                -
 Interest                                                  -                21,698             -              -                -
                                                     ------------     ------------       ------------    ------------   -----------

          Total assets                                  2,723,049        4,580,122          7,080,666       8,620,167       876,686

            LIABILITIES                                    -                 -                 -              -                -
                                                     ------------     ------------       ------------    ------------   -----------

          Net assets available for benefits          $  2,723,049     $  4,580,122       $  7,080,666    $  8,620,167   $   876,686
                                                     ============     ============       ============    ============   ===========

                                                                                      Non-
                                                                                   Participant
                                                                                    Directed
                                                       ------------------------    -----------

                                                         Value     Participant       Stock
                            ASSETS                       Fund         Loans          Fund        Total
                                                       --------   -------------    ---------   ---------
Investment, at fair value (Note 2):
 Shares of registered investment companies:
  Balanced Fund, 147,431 units at $18.470/unit
    (cost $2,556,330)                                                                         $  2,723,049

  Benham Preservation Fund, 4,558,424 units at
    $1.000/unit (cost $4,558,424)                                                                4,558,424

  Select Fund, 149,413 units at $47.390/unit
    (cost $6,337,915)                                                                            7,080,666

  Ultra Fund, 258,012 units at $33.410/unit
    (cost $6,697,479)                                                                            8,620,167

  Value Fund, 201,285 units at $6.059/unit
    (cost $1,377,467)                                $  1,219,590                                1,219,590

 Hunt Corporation, 191,404 shares at $10.625/share
  (cost $3,135,487)                                                              $ 1,156,977     2,033,663

Participant loans (cost $0)                                         $  897,610                     897,610

Receivables:
 Employer's contribution                                    -            -             -            -
 Participants' contribution                                 -            -             -            -
 Interest                                                   -            -             -            21,698
                                                     ------------   ----------   -----------  ------------

          Total assets                                  1,219,590      897,610     1,156,977    27,154,867

            LIABILITIES                                     -            -             -            -
                                                     ------------   ----------   -----------  ------------

          Net assets available for benefits          $  1,219,590   $  897,610   $ 1,156,977  $ 27,154,867
                                                     ============   ==========   ===========  ============

    The accompanying notes are an integral part of the financial statements.

                                HUNT CORPORATION
                                  SAVINGS PLAN

     Statement of Net Assets Available for Benefits, With Fund Information,
                             as of December 31, 1997

                                                                                               Participant Directed
                                                     ------------------------------------------------------------------------------
                                                                         Capital
                                                      Balanced         Preservation         Select         Ultra           Stock
                            ASSETS                      Fund               Fund              Fund          Fund            Fund
                                                     ----------       --------------       ---------     ---------       ---------
Investment, at fair value (Note 2):
 Shares of registered investment companies:
  Balanced Fund, 153,903 units at $18.140/unit
   (cost $2,589,907)                                $  2,791,796

  Benham Preservation Fund, 5,305,848 units at
   $1.00/unit (cost $5,305,848)                                       $  5,305,848

  Select Fund, 134,815 units at $42.590/unit
   (cost $5,426,061)                                                                     $  5,741,759

  Ultra Fund, 269,805units at $27.300/unit
   (cost $$6,545,871)                                                                                   $  7,365,694

  Value Fund, 219,271 units at $6.950/unit
   (cost $3,634,902)

 Hunt Corporation, 219,271 shares at $23.688/share
  (cost $3,634,902)                                                                                                    $  2,057,648

Participant loans (cost $0)


Receivables:
 Employer's contribution                                   2,570             5,535              5,766          6,135          1,708
 Participants' contribution                               45,331            26,685             34,175         43,946         15,174
 Interest                                                                   24,583             -
                                                   -------------      ------------       ------------   ------------   ------------

         Total assets                                  2,839,697         5,362,651          5,781,700      7,415,775      2,074,530

           LIABILITIES                                    -                    -               -              -              -
                                                   -------------      ------------       ------------   ------------   ------------

         Net assets available for benefits         $   2,839,697      $  5,362,651       $  5,781,700   $  7,415,775   $  2,074,530
                                                   =============      ============       ============   ============   ============


                                                                                      Non-
                                                                                   Participant
                                                                                    Directed
                                                       ------------------------    -----------

                                                         Value     Participant       Stock
                            ASSETS                       Fund         Loans          Fund        Total
                                                       --------   -------------    ---------   ---------
Investment, at fair value (Note 2):
 Shares of registered investment companies:
  Balanced Fund, 153,903 units at $18.140/unit
   (cost $2,589,907)                                                                          $  2,791,796

  Benham Preservation Fund, 5,305,848 units at
   $1.00/unit (cost $5,305,848)                                                                  5,305,848

  Select Fund, 134,815 units at $42.590/unit
   (cost $5,426,061)                                                                             5,741,759

  Ultra Fund, 269,805units at $27.300/unit
   (cost $$6,545,871)                                                                            7,365,694

  Value Fund, 219,271 units at $6.950/unit
   (cost $3,634,902)                                $  1,303,177                                 1,303,177

 Hunt Corporation, 219,271 shares at $23.688/share
  (cost $3,634,902)                                                             $  3,210,301     5,267,949

Participant loans (cost $0)
                                                                   $   952,944                     952,944

Receivables:
 Employer's contribution                                   1,061                                    22,775
 Participants' contribution                               11,191                                   176,502
 Interest                                                                                           24,583
                                                    ------------   -----------   -----------  ------------

         Total assets                                  1,315,429       952,944     3,210,301    28,953,027

           LIABILITIES                                    -             -            -              -
                                                    ------------   -----------   -----------  ------------

         Net assets available for benefits          $  1,315,429   $   952,944   $ 3,210,301  $ 28,953,027
                                                    ============   ===========   ===========  ============

    The accompanying notes are an integral part of the financial statements.

                                HUNT CORPORATION
                                  SAVINGS PLAN

      Statement of Changes in Net Assets Available for Benefits, With Fund
               Information, for the year ended December 31, 1998

                                                                                               Participant Directed
                                                     ------------------------------------------------------------------------------
                                                                         Capital
                                                      Balanced         Preservation         Select         Ultra           Stock
                         ADDITIONS                      Fund               Fund              Fund          Fund            Fund
                                                     ----------       --------------       ---------     ---------       ---------
Additions to net assets attributed to:
 Investment income:
  Net appreciation (depreciation) in fair
   value of assets                                  $    64,562        $     5,134        $   682,241   $ 1,614,166      $ (830,882)
  Dividends                                             337,976             -               1,233,557       746,521          31,632
  Interest                                               -                 264,710              -            -                -

 Contributions:
  Participants'                                         206,364            366,866            438,287       611,462         147,246
  Employer's                                             38,595             55,359             83,017       108,466          24,991
                                                    -----------        -----------        -----------   -----------      ----------

     Total additions                                    647,497            692,069          2,437,102     3,080,615        (627,013)
                                                    -----------        -----------        -----------   -----------      ----------

                         DEDUCTIONS

Deductions from net assets attributed to:
 Benefits paid to participants                         (668,076)        (1,668,181)        (1,350,394)   (1,619,349)     (1,073,782)
 Management fees                                         (1,365)            (3,399)            (2,010)         (857)         (1,117)
                                                    -----------        -----------        -----------   -----------      ----------

     Total deductions                                  (669,441)        (1,671,580)        (1,352,404)   (1,620,206)     (1,074,899)
                                                    -----------        -----------        -----------   -----------      ----------

Net increase (decrease) prior to interfund
 transfers                                              (21,944)          (979,511)         1,084,698     1,460,409      (1,701,912)

Interfund transfers                                     (94,704)           196,982            214,268      (256,017)        501,834
                                                    -----------        -----------        -----------   -----------      ----------

     Net increase (decrease)                           (116,648)          (782,529)         1,298,966     1,204,392      (1,200,078)

Net assets available for benefits:
 Beginning of year                                    2,839,697          5,362,651          5,781,700     7,415,775       2,074,530
                                                    -----------        -----------        -----------   -----------      ----------

 End of year                                        $ 2,723,049        $ 4,580,122        $ 7,080,666   $ 8,620,167      $  874,452
                                                    ===========        ===========        ===========   ===========      ==========

                                                                                      Non-
                                                                                   Participant
                                                                                    Directed
                                                       ------------------------    -----------

                                                         Value     Participant       Stock
                          ADDITIONS                      Fund         Loans          Fund        Total
                                                       --------   -------------    ---------   ---------
Additions to net assets attributed to:
 Investment income:
  Net appreciation (depreciation) in fair
   value of assets                                   $  (162,685)       -        $(1,502,507)  $  (129,971)
  Dividends                                              214,628        -             51,620     2,615,934
  Interest                                                -        $   101,191        -            365,901

 Contributions:
  Participants'                                          105,669        -             -          1,875,894
  Employer's                                              19,129        -            288,212       617,769
                                                     -----------   -----------   -----------   -----------

     Total additions                                     176,741       101,191    (1,162,675)    5,345,527
                                                     -----------   -----------   -----------   -----------

                         DEDUCTIONS

Deductions from net assets attributed to:
 Benefits paid to participants                          (490,888)     (227,689)      (36,336)   (7,134,695)
 Management fees                                            (244)       -             -             (8,992)
                                                     -----------   -----------   -----------   -----------

     Total deductions                                   (491,132)     (227,689)      (36,336)   (7,143,687)
                                                     -----------   -----------   -----------   -----------

Net increase (decrease) prior to interfund
 transfers                                              (314,391)     (126,498)   (1,199,011)   (1,798,160)

Interfund transfers                                      218,552        73,398      (854,313)       -
                                                     -----------   -----------   -----------   -----------

     Net increase (decrease)                             (95,839)      (53,100)   (2,053,324)   (1,798,160)

Net assets available for benefits:
 Beginning of year                                     1,315,429       952,944     3,210,301    28,953,027
                                                     -----------   -----------   -----------   -----------
 End of year                                         $ 1,219,590   $   899,844   $ 1,156,977   $27,154,867
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

                                HUNT CORPORATION
                                  SAVINGS PLAN

           Statement of Changes in Net Assets Available for Benefits, With Fund Information, for the year ended December 31, 1997


                                                                                        Participant Directed
                                                               ---------------------------------------------------------------------
                                                                                    Capital
                                                                Balanced         Preservation           Select              Ultra
                       ADDITIONS                                  Fund               Fund                Fund               Fund
                                                               ----------        ------------         ----------         ----------
Additions to net assets attributed to:
  Investment income:
    Net appreciation (depreciation) in fair value of assets    $  122,317                             $  505,584         $   59,934
    Dividends                                                     278,471                                914,669          1,442,588
    Interest                                                                      $  291,796

  Contributions:
    Participants'                                                 296,129            502,113             518,697            711,562
    Employer's                                                     48,269             95,575              98,946            120,882
                                                               ----------         ----------          ----------         ----------

               Total additions                                    745,186            889,484           2,037,896          2,334,966
                                                               ----------         ----------          ----------         ----------

                       DEDUCTIONS

Deductions from net assets attributed to:
    Benefits paid to participants                                (361,092)          (720,562)           (654,716)        (1,000,899)
    Management fees                                                (1,626)            (4,647)             (2,363)              (957)
                                                               ----------         ----------          ----------         ----------

               Total deductions                                  (362,718)          (725,209)           (657,079)        (1,001,856)
                                                               ----------         ----------          ----------         ----------

Net increase/(decrease) prior to interfund transfers              382,468            164,275           1,380,817          1,333,110

Interfund transfers                                                   343           (434,761)            (50,066)          (422,557)
                                                               ----------         ----------          ----------         ----------

               Net increase (decrease)                            382,811           (270,486)          1,330,751            910,553

Net assets available for benefits:
    Beginning of year                                           2,456,886          5,633,137           4,450,949          6,505,222
                                                               ----------         ----------          ----------         ----------

    End of year                                                $2,839,697         $5,362,651          $5,781,700         $7,415,775
                                                               ==========         ==========          ==========         ==========



                                                                                  Participant Directed
                                                               --------------------------------------------------
                                                                                    Capital
                                                                  Stock              Value            Participant
                       ADDITIONS                                  Fund               Fund                Loans
                                                               ----------         ----------          -----------
Additions to net assets attributed to:
  Investment income:
    Net appreciation (depreciation) in fair value of assets    $  462,511         $  (30,986)
    Dividends                                                      30,051            246,160
    Interest                                                                                            $ 66,896

  Contributions:
    Participants'                                                 212,460            147,207
    Employer's                                                     31,594             22,527
                                                               ----------         ----------            --------

               Total additions                                    736,616            384,908              66,896
                                                               ----------         ----------            --------

                       DEDUCTIONS

Deductions from net assets attributed to:
    Benefits paid to participants                                (183,480)          (378,668)            (92,423)
    Management fees                                                  (283)              (230)
                                                               ----------         ----------            --------

               Total deductions                                  (183,763)          (378,898)            (92,423)
                                                               ----------         ----------             -------

Net increase/(decrease) prior to interfund transfers              552,853              6,010             (25,527)

Interfund transfers                                               219,970            480,259             219,672
                                                               ----------         ----------            --------

               Net increase (decrease)                            772,823            486,269             194,145

Net assets available for benefits:
    Beginning of year                                           1,301,707            829,160             758,799
                                                               ----------         ----------            --------

    End of year                                                $2,074,530         $1,315,429            $952,944
                                                               ==========         ==========            ========


                                                                   Non-
                                                               Participant
                                                                Directed
                                                                ----------

                                                                   Stock
                       ADDITIONS                                   Fund              Total
                                                                ----------        -----------
Additions to net assets attributed to:
  Investment income:
    Net appreciation (depreciation) in fair value of assets    $  783,294         $ 1,902,654
    Dividends                                                      52,334           2,964,273
    Interest                                                                          358,692

  Contributions:
    Participants'                                                                   2,388,168
    Employer's                                                    473,239             891,032
                                                               ----------         -----------

               Total additions                                  1,308,867           8,504,819
                                                               ----------         -----------

                       DEDUCTIONS

Deductions from net assets attributed to:
    Benefits paid to participants                                (395,022)         (3,786,862)
    Management fees                                                                   (10,106)
                                                               ----------         -----------

               Total deductions                                  (395,022)         (3,796,968)
                                                               ----------         -----------

Net increase/(decrease) prior to interfund transfers              913,845           4,707,851

Interfund transfers                                               (12,860)                 --
                                                               ----------         -----------

               Net increase (decrease)                            900,985           4,707,851

Net assets available for benefits:
    Beginning of year                                           2,309,316          24,245,176
                                                               ----------         -----------

    End of year                                                $3,210,301         $28,953,027
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

                                HUNT CORPORATION
                                  SAVINGS PLAN

           Statement of Changes in Net Assets Available for Benefits, With Fund Information, for the year ended December 31, 1996


                                                                                        Participant Directed
                                                               ---------------------------------------------------------------------
                                                                                    Capital
                                                                Balanced         Preservation           Select              Ultra
                       ADDITIONS                                  Fund               Fund                Fund               Fund
                                                               ----------        ------------         ----------         ----------
Additions to net assets attributed to:
  Investment income:
    Net appreciation (depreciation) in fair value of assets    $   38,417                             $  259,550          $  425,387
    Dividends                                                     243,264                                414,217             365,455
    Interest                                                                      $  293,843

  Contributions:
    Participants'                                                 288,073            610,051             527,514             722,649
    Employer's                                                     55,277            112,245             102,183             127,966
                                                               ----------         ----------          ----------          ----------

               Total additions                                    625,031          1,016,139           1,303,464           1,641,457
                                                               ----------         ----------          ----------          ----------

                       DEDUCTIONS

Deductions from net assets attributed to:
    Benefits paid to participants                                (154,442)          (333,615)           (227,279)           (339,940
    Management fees                                                (1,448)            (3,707)             (2,253)             (1,376
                                                               ----------         ----------          ----------          ----------

               Total deductions                                  (155,890)          (337,322)           (229,532)           (341,316
                                                               ----------         ----------          ----------          ----------

Net increase prior to interfund transfers                         469,141            678,817           1,073,932           1,300,141

Interfund transfers                                              (311,766)            97,833             (13,469)             63,015
                                                               ----------         ----------          ----------          ----------

               Net increase                                       157,375            776,650           1,060,463           1,363,156

Net assets available for benefits:
    Beginning of year                                           2,299,511          4,856,487           3,390,486           5,142,066
                                                               ----------         ----------          ----------          ----------

    End of year                                                $2,456,886         $5,633,137          $4,450,949          $6,505,222
                                                               ==========         ==========          ==========          ==========



                                                                                  Participant Directed
                                                               --------------------------------------------------
                                                                                    Capital
                                                                  Stock              Value            Participant
                       ADDITIONS                                  Fund               Fund                Loans
                                                               ----------         ----------          -----------
Additions to net assets attributed to:
  Investment income:
    Net appreciation (depreciation) in fair value of assets    $  102,310           $ 44,423
    Dividends                                                      27,573             77,595
    Interest                                                                                            $ 60,452

  Contributions:
    Participants'                                                 168,883            109,017
    Employer's                                                     29,106             14,432
                                                               ----------           --------            --------

               Total additions                                    327,872            245,467              60,452
                                                               ----------           --------            --------

                       DEDUCTIONS

Deductions from net assets attributed to:
    Benefits paid to participants                                 (76,545)           (16,852)            (21,126)
    Management fees                                                  (120)              (110)
                                                               ----------           --------            --------

               Total deductions                                   (76,665)           (16,962)            (21,126)
                                                               ----------           --------            --------

Net increase prior to interfund transfers                         251,207            228,505              39,326

Interfund transfers                                              (130,291)           372,614             101,370
                                                               ----------           --------            --------

               Net increase                                       120,916            601,119             140,696

Net assets available for benefits:
    Beginning of year                                           1,180,791            228,041             618,103
                                                               ----------           --------            --------

    End of year                                                $1,301,707           $829,160            $758,799
                                                               ==========           ========            ========



                                                                   Non-
                                                               Participant
                                                                Directed
                                                                ----------

                                                                   Stock
                       ADDITIONS                                   Fund              Total
                                                                ----------        -----------
Additions to net assets attributed to:
  Investment income:
    Net appreciation (depreciation) in fair value of assets    $  100,806         $   970,893
    Dividends                                                      47,202           1,175,306
    Interest                                                                          354,295

  Contributions:
    Participants'                                                                   2,426,187
    Employer's                                                    358,272             799,481
                                                               ----------         -----------

               Total additions                                    506,280           5,726,162
                                                               ----------         -----------

                       DEDUCTIONS

Deductions from net assets attributed to:
    Benefits paid to participants                                 (98,927)         (1,268,726)
    Management fees                                                                    (9,014)
                                                               ----------         -----------

               Total deductions                                   (98,927)         (1,277,740)
                                                               ----------         -----------

Net increase prior to interfund transfers                         407,353           4,448,422

Interfund transfers                                              (179,306)                 --
                                                               ----------         -----------

               Net increase                                       228,047           4,448,422

Net assets available for benefits:
    Beginning of year                                           2,081,269          19,796,754
                                                               ----------         -----------

    End of year                                                $2,309,316         $24,245,176
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

         Eligibility and Participation:

   Generally, all active associates (i.e. employees including officers) of Hunt Corporation (the Company) and of any other participating company are eligible to participate in the Plan upon meeting the applicable service requirements. Leased employees, non-resident aliens, persons classified as independent contractors and associates who are covered by a collective bargaining agreement to which the Company or any participating company is a party (unless the collective bargaining agreement specifically otherwise provides) are not eligible to participate in the Plan. Associates who work in full-time, temporary positions as part of an undergraduate or graduate degree program, college students enrolled in a degree program or high school graduates matriculating in a degree program who assume temporary employment with a participating company during the summer months, and associates who are hired for a specific length of time of no more than 18 consecutive months are eligible to participate in the Plan, but only if such associates complete a minimum of 1,000 hours of service during the plan year.

   Eligible associates who have completed at least one year of service, as of any January 1, April 1, July 1, or October 1 are eligible to participate in the Associate Pre-Tax Contribution and Matching Contribution portions of the Plan (Hunt Graphics bargaining unit employees are eligible to participate on the January 1, April 1, July 1, or October 1 nearest the date on which they complete a year of service.). Eligible associates (other than Hunt Graphics bargaining unit employees) who have completed at least two consecutive years of service, as of any December 1, are eligible for participation in the Basic Contribution portion of the Plan provided such eligible associate is employed by a participating company on December 1 of the plan year for which the Basic Contribution is being made.

         Contributions:

   Contributions to the Plan are made by the Company and other participating companies on their own behalf, and in the case of Associate Pre-Tax Contributions, on behalf of the participants whose salaries have been reduced. Subject to the limitations of the Plan and the Code, participants may authorize the Company and other participating companies to withhold each year up to 15% (10% for Hunt Graphics bargaining unit employees) of their annual pre-tax compensation (i.e., compensation excluding special bonuses, severance payments, payments for unused vacation days upon termination of employment, and taxable employee benefits of any kind but including Associate Pre-Tax Contributions and participant salary reduction contributions to a cafeteria plan under Section 125 of the Code), excluding retention bonuses for Associate Pre-Tax Contributions to the Plan. Participants also may authorize the Company and other participating companies to withhold a portion of any retention bonus included in their annual pre-tax compensation for Associates Pre-Tax Contributions. A Participant's total Associate Pre-Tax Contributions for a year may not exceed a Code limit adjusted annually for inflation ($10,000 for 1998 and $9,500 for 1997). The Company and other participating companies, in turn, will make Matching Contributions on behalf of participants equal to $.25 for each $1.00 of Associate Pre-Tax Contributions up to 6% of the participant's pre-tax compensation for each year subject to the limitations of the Plan and the Code. (Matching Contributions will be made on behalf of Hunt Graphics bargaining unit employees equal to $.50 for each $1.00 of Associate Pre-Tax Contributions to the extent such Associate Pre-Tax Contributions do not exceed 3% of the participant's pre-tax compensation for each year, subject to the limitations of the Plan and the Code.)

   The Company and other participating companies also may make an annual Basic Contribution of up to 1% of the base rate of pay (90% of the annual compensation of salesmen, 100% of the annual compensation for other associates) on behalf of eligible associates whether or not such associates make contributions to the Plan. (Basic Contributions are not available to Hunt Graphics bargaining unit employees. The associate's annual compensation is generally determined as of June 1 of any plan year, excluding overtime, bonuses, cash awards and stock awards under the Company's Phantom Stock Plan, and taxable employee benefits of any kind but including Associate Pre-Tax Contributions and participant salary reduction contributions to a cafeteria plan under Section 125 of the Code. Such Basic Contributions can only be invested in the Stock Fund and are not transferable to other funds. In order to receive a Basic Contribution for a given plan year, a participant must be employed by a participating company on December 1 of such plan year.

   In no event may the annual compensation of any participant taken into account under the Plan (i.e., for purposes of Associate Pre-Tax Contributions, Matching Contributions and Basic Contributions) exceed a Code limit adjusted annually for inflation ($150,000 for 1996, $160,000 for 1997 and 1998).

   Associate Pre-Tax Contributions are contributed to the Plan no later than the 15th business day of the month following the month in which such amounts would otherwise have been payable in cash, and Matching Contributions and Basic Contributions are contributed to the Plan no later than the due date, including any extensions, for the filing of the Company's

         Contributions, continued:

   federal tax return for the taxable year which ends with or within the plan year for which such contributions are being made. Participants may also make rollover contributions to the Plan of qualifying distributions from other qualified plans.

         Vesting:

   A participant's Associate Pre-Tax Contributions (adjusted for earnings and losses) and Basic Contributions (adjusted for earnings and losses) are always 100% vested and nonforfeitable.

   If, while in the service of the Company or any other participating company, a participant attains age 65, becomes permanently and totally disabled, or dies, the full value of the Matching Contributions (adjusted for earnings and losses) allocated to such participant's accounts becomes vested in the participant (or in such participant's successor in the event of death) and is nonforfeitable. Prior to the occurrence of such an event, the value of the Matching Contributions (adjusted for earnings and losses) will vest in a participant, based on such participant's years of service for vesting (years in which a participant completes 1,000 or more hours of service commencing with the date of hire, or in the case of Hunt Graphics bargaining unit employees, the calendar year), as indicated in the following table:

         Less than 1 year                           0%
         1 year                                    20%
         2 years                                   40%
         3 years                                   60%
         4 years                                   80%
         5 years or more                          100%

   If a participant terminates employment for reasons other than death, total disability or retirement at or after age 65, and if the participant is not fully vested and the present value of his or her vested account balance does not exceed $5,000, or if it does exceed $5,000, his or her vested account balance is distributed to such separated participant at his or her request, the participant forfeits the nonvested balance in his or her account upon distribution of his or her entire vested account balance. In such case, if the participant is re-employed, he or she may repay the amount distributed to him or her before he or she incurs five consecutive one-year breaks in service, and his or her account will be restored. If the terminated participant's vested account balance exceeds $5,000 and such participant does not consent to the immediate distribution of his or her vested account balance, the participant forfeits the nonvested balance upon his or her incurring five consecutive one-year breaks in service.

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

         Disposition of Forfeitures:

   Forfeitures of Matching Contributions resulting from the termination of participants with less than fully vested rights under the Plan shall be applied to reduce Employer's Contributions to the Plan. At December 31, 1998 and 1997, there were $7,628 and $7,216, respectively, of unallocated forfeitures.

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

         Investment Valuation:

   The common stock of Hunt Corporation is stated at fair value, which represents the closing price of the stock as listed on the New York Stock Exchange on the last trading day of the plan year. Investments in the American Century Investors, Inc., Balanced, Capital Preservation, Select, Ultra and Value funds are stated at the unit value published as of the end of the plan year.

         Investment Income:

   Dividend income is recorded on the ex-dividend date. Income from other investments is recorded as earned on the accrual basis.

   Purchases and sales of securities are reflected on a trade-date basis. Gain or loss on sales of securities is based on average cost.

   The Plan presents in the statements of changes in net assets available for benefits the net appreciation (depreciation) in the fair market value of its investments which consists of the realized gains or losses and the unrealized appreciation (depreciation) on the Plan's investments.

         Plan Expenses:

   Management fees are paid by the Plan. Brokerage fees relating to purchases within the Stock Fund are paid from the account of the participant to which such purchases relate. All additional administrative fees are paid by the Company.

         Payment of Benefits:

   Benefits are recorded when paid.

         Use of Estimates:

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and changes therein, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

                                                             Net Effective
             Time of Deposit                             Annual Interest Rate
             ---------------                             --------------------
       Funds deposited during 1998                Principally 5.81% through 1999

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

   There were 1,222 and 1,129 Plan participants at December 31, 1998 and 1997, respectively, who participated in one or more of the investment funds. At December 31, 1998 and 1997, the number of participants selecting each of the investment funds for their contributions was as follows:

                                                              1998          1997
                                                             -----         -----
       Stock Fund                                            1,107         1,019
       Select Fund                                             504           657
       Ultra Fund                                              496           652
       Capital Preservation Trust Fund                         434           571
       Balanced Fund                                           281           387
       Value Fund                                              128           150


4. Participant Loans:

   Participants may borrow from their fund accounts a minimum of $1,000 and up to a maximum equal to the lesser of $50,000 or 50 percent of their vested account balance. Loan transactions are treated as a transfer to (from) the investment fund from (to) the Participant Loans Fund.

   The period of repayment may not exceed five years (except in the case of a loan to a Hunt Graphics bargaining unit employee for the purpose of acquiring a principal residence). Loans are required to be repaid through payroll deductions in equal periodic installments of principal and interest. Loans are required to be collateralized by an assignment of a portion of the participant's interest in his or her account equal to the principal amount of the loan, and supported by the participant's collateralized promissory note. The interest rate on a loan is one percentage point (two percentage points for Hunt Graphics bargaining unit employees) above the prime rate as published in The Wall Street Journal on the first business day of the month in which the loan is made. Participant loans mature from August 12, 1999 to January 22, 2004 and bear interest at 8.75% to 9.50% at December 31, 1998.

5. Reconciliation of Financial Statements to Form 5500:

   The following is a reconciliation of net assets available for benefits per the financial statements to the Form 5500 for the years ended December 31, 1998 and 1997:

                                                                                 1998              1997
                                                                                 ----              ----
   Net assets available for benefits per the financial statements            $27,154,867       $28,953,027
   Amounts allocated to withdrawing participants                                      --        (3,090,034)
                                                                             -----------       -----------

   Net assets available for benefits per the Form 5500                       $27,154,867       $25,862,993
                                                                             ===========       ===========

   The following is a reconciliation of benefits paid to participants per the financial statements to the Form 5500 for the years ended December 31, 1998 and 1997:

                                                                                 1998              1997
                                                                                 ----              ----
   Benefits paid to participants per the financial statements                $ 7,134,695       $ 3,786,862
   Add: Amounts allocated to withdrawing participants at
          end of year                                                                 --         3,090,034
   Less: Amounts allocated to withdrawing participants at
          beginning of year                                                   (3,090,034)         (312,164)
                                                                             -----------       -----------

   Benefits paid to participants per the Form 5500                           $ 4,044,661       $ 6,564,732
                                                                             ===========       ===========

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

   The Hunt Corporation stock is actively traded on the open market. Purchases of the Company's stock are conducted by American Century Investors, Inc. During 1998, there were purchases totaling $2,521,225.

                                                                      Item 27(a)

                                HUNT CORPORATION
                                  SAVINGS PLAN

                 Schedule of Assets Held for Investment Purposes
                             as of December 31, 1998


                                           Description of Investment
                                           -------------------------
                                                                                               Fair
        Identity of Issuer                   Shares         Type                 Cost          Value
        ------------------                 ---------    ------------         -----------    -----------
Hunt Corporation*                            191,404    Common Stock         $ 3,135,487    $ 2,033,663

American Century Investors Funds*:
  Balanced Funds                             147,431    Mutual Fund            2,556,330      2,723,049
  Benham Preservation Fund                 4,558,424    Mutual Fund            4,558,424      4,558,424
  Select Fund                                149,413    Mutual Fund            6,337,915      7,080,666
  Ultra Fund                                 258,012    Mutual Fund            6,697,479      8,620,167
  Value Fund                                 201,285    Mutual Fund            1,377,467      1,219,590

Participant Loans*                         Participant loans with interest
                                            rates from 8.75% to 9.50%            897,610        897,610
                                                                             -----------    -----------

                                                   Total investments         $25,560,712    $27,133,169
                                                                             ===========    ===========

*Party-in-interest

                                                                      Item 27(d)

                                HUNT CORPORATION
                                  SAVINGS PLAN

                       Schedule of Reportable Transactions
                      for the year ended December 31, 1998


                                                             Number of        Purchase          Selling
                     Description of Security               Transactions         Price            Price
                     -----------------------               ------------     -----------       -----------
American Century Investors - Benham Preservation Fund:*
  Purchases                                                       83        $ 1,987,584
  Sales                                                          101                          $ 2,735,011

American Century Investors - Select Fund:*
  Purchases                                                      129          2,469,618
  Sales                                                          112                            1,812,971

American Century Investors - Ultra Fund:*
  Purchases                                                      152         12,655,752
  Sales                                                          130                           13,015,468

American Century Investors - Balanced Fund:*
  Purchases                                                      108          2,811,793
  Sales                                                           95                            2,955,390

American Century Investors - Value Fund:*
  Purchases                                                      148          9,269,647
  Sales                                                           74                            9,197,358


*Party-in-interest


                                                                              Net Gain
                     Description of Security                   Cost            (Loss)
                     -----------------------                   ----           --------
American Century Investors - Benham Preservation Fund:*
  Purchases                                                $ 1,987,584              --
  Sales                                                      2,735,011              --

American Century Investors - Select Fund:*
  Purchases                                                  2,469,618
  Sales                                                      1,557,764        $255,207

American Century Investors - Ultra Fund:*
  Purchases                                                 12,655,752              --
  Sales                                                     12,504,145         511,323

American Century Investors - Balanced Fund:*
  Purchases                                                  2,811,793              --
  Sales                                                      2,856,059          99,331

American Century Investors - Value Fund:*
  Purchases                                                  9,269,647              --
  Sales                                                      9,209,458         (12,100)


*Party-in-interest

                       CONSENT OF INDEPENDENT ACCOUNTANTS




We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 33-6359 and 33-57103) of Hunt Corporation of our report dated June 11, 1999 relating to the financial statements of Hunt Corporation Savings Plan, which appears in this Form 10K-A, which is Amendment No. 1 to Hunt Corporation's Annual Report on Form 10-K.






PricewaterhouseCoopers LLP

Philadelphia, PA
June 29, 1999