Form 10-Q
period 1999-05-30
HUNT CORP
filed 1999-07-13
CIK 49146

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 May 30, 1999
                                   ----------------------------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of July 1, 1999, there were outstanding 10,399,340 shares of the registrant's common stock.

                                HUNT CORPORATION

                                      INDEX

                                                                                                         Page
                                                                                                         ----
PART I -          FINANCIAL INFORMATION

Item 1 -          Financial Statements

                  Condensed Consolidated Balance Sheets as of
                  May 30, 1999 and November 29, 1998                                                      3

                  Condensed Consolidated Statements of Income -
                  Three Months and Six Months Ended May 30, 1999
                  and May 31, 1998                                                                        4

                  Consolidated Statements of Comprehensive Income -
                  Three Months and Six Months Ended May 30, 1999
                  and May 31, 1998                                                                        5

                  Condensed Consolidated Statements of Cash Flows -
                  Six Months Ended May 30, 1999 and May 31, 1998                                          6

                  Notes to Condensed Consolidated Financial
                  Statements                                                                              7 - 8

Item 2 -          Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                                           9 - 13

Item 3 -          Quantitative and Qualitative Disclosures about Market Risk                              14


PART II -         OTHER INFORMATION

Item 1 -          Legal Proceedings                                                                       15

Item 4 -          Submission of Matters to a Vote of Security Holders                                     16

Item 6 -          Exhibits and Reports on Form 8-K                                                        17

                  Signatures                                                                              18

                  Exhibit Index                                                                           19

                         Part I -   FINANCIAL  INFORMATION               Page 3
                                    ----------------------

Item 1.     Financial Statements
                                Hunt Corporation
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)
                (In thousands except share and per share amounts)

                                                                                May 30,           November 29,
                                           ASSETS                                1999                 1998
                                                                              ---------           ---------
Current assets:
     Cash and cash equivalents                                                $  30,930           $  40,724
     Accounts receivable, less allowance for doubtful
       accounts: 1999, $1,666; 1998, $1,721                                      34,198              31,018
     Inventories:
         Raw materials                                                            7,552               7,867
         Work in process                                                          3,455               3,033
         Finished goods                                                          12,090              10,704
                                                                              ---------           ---------
            Total inventories                                                    23,097              21,604

     Deferred income taxes                                                        4,757               4,769
     Prepaid expenses and other current assets                                    1,212               1,402
                                                                              ---------           ---------
              Total current assets                                               94,194              99,517

Property, plant and equipment, at cost, less
  accumulated depreciation and amortization:
  1999, $41,341; 1998, $37,818                                                   47,646              49,917
Excess of acquisition costs over net assets acquired,
   less accumulated amortization                                                 24,372              26,021
Other assets                                                                     11,937              11,402
                                                                              ---------           ---------
                       Total assets                                           $ 178,149           $ 186,857
                                                                              =========           =========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt                                        $     313           $     479
     Accounts payable                                                            10,671              12,503
     Accrued expenses:
       Salaries, wages and commissions                                            2,387               2,302
       Income taxes                                                               2,234               1,930
       Other                                                                     15,576              17,742
                                                                              ---------           ---------
              Total current liabilities                                          31,181              34,956
Long-term debt, less current portion                                             58,206              57,741
Deferred income taxes                                                               553                 374
Other non-current liabilities                                                    16,230              15,906
Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.10 par value, authorized 1,000,000
       shares (including 50,000 shares of Series A Junior
       Participating Preferred); none issued                                       --                  --
     Common stock, $.10 par value, 40,000,000 shares
       authorized; issued:  1999 and 1998 -16,152,322 shares                      1,615               1,615
     Capital in excess of par value                                               6,434               6,434
     Cumulative translation adjustment                                           (1,744)                446
     Minimum pension liability                                                   (1,545)             (1,545)
     Retained earnings                                                          160,743             158,316
                                                                              ---------           ---------
                                                                                165,503             165,266
     Less cost of treasury stock:
     1999 - 5,752,982 shares; 1998 - 5,162,082 shares                           (93,524)            (87,386)
                                                                              ---------           ---------
                       Total stockholders' equity                                71,979              77,880
                                                                              ---------           ---------
                          Total liabilities and stockholders' equity          $ 178,149           $ 186,857
                                                                              =========           =========


     See accompanying notes to condensed consolidated financial statements.

                                Hunt Corporation
                   Condensed Consolidated Statements of Income
                                   (Unaudited)
                     (In thousands except per share amounts)

                                                         Three Months Ended                  Six Months Ended
                                                    ---------------------------         ---------------------------

                                                      May 30,           May 31,           May 30,           May 31,
                                                       1999              1998              1999              1998
                                                    ---------         ---------         ---------         ---------
Net sales                                           $  61,185         $  62,381         $ 121,554         $ 123,645

Cost of sales                                          37,498            37,764            75,085            75,345
                                                    ---------         ---------         ---------         ---------


   Gross profit                                        23,687            24,617            46,469            48,300


Selling, administrative and general expenses           19,538            19,708            37,947            37,975

Restructuring and other                                  --              (2,175)             --              (2,171)
                                                    ---------         ---------         ---------         ---------

   Income from operations                               4,149             7,084             8,522            12,496


Interest expense                                        1,111             1,037             2,300             2,219

Other income, net                                        (423)           (1,023)             (920)           (1,890)
                                                    ---------         ---------         ---------         ---------

Income before income taxes                              3,461             7,070             7,142            12,167

Provision for income taxes                              1,211             2,230             2,499             4,013
                                                    ---------         ---------         ---------         ---------

   Net income                                       $   2,250         $   4,840         $   4,643         $   8,154
                                                    =========         =========         =========         =========


Net income per share - Basic                        $     .22         $     .43         $     .44         $     .73
                                                    =========         =========         =========         =========

Net income per share - Diluted                      $     .22         $     .41         $     .44         $     .69
                                                    =========         =========         =========         =========

Dividends per common share                          $    .103         $    .103         $    .205         $    .205
                                                    =========         =========         =========         =========


     See accompanying notes to condensed consolidated financial statements.

                                Hunt Corporation
                 Consolidated Statements of Comprehensive Income
                                   (Unaudited)
                                 (In thousands)


                                                              Three Months Ended               Six Months Ended
                                                           -----------------------         -----------------------

                                                            May 30,         May 31,         May 30,         May 31,
                                                             1999            1998            1999            1998
                                                           -------         -------         -------         -------
Net income                                                 $ 2,250         $ 4,840         $ 4,643         $ 8,154

Other comprehensive income:
    Foreign currency translation adjustments,
      net of income taxes of $318 and $766 in 1999,
      and $22 and $331 in 1998, respectively                  (591)            (47)         (1,424)           (672)
                                                           -------         -------         -------         -------

Comprehensive income                                       $ 1,659         $ 4,793         $ 3,219         $ 7,482
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

                                Hunt Corporation
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)

                                                                                   Six Months Ended
                                                                           ------------------------------
                                                                             May 30,              May 31,
                                                                              1999                 1998
                                                                           --------              --------

Cash flows from operating activities:
Net income                                                                 $  4,643              $  8,154
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                                            4,536                 4,102
     Deferred income taxes                                                      209                   931
     Loss (gain) on disposals of property, plant and equipment                    4                   (10)
     Payments/credits for special charges                                    (1,171)               (3,741)
     Issuance of stock under management incentive bonus
        and stock grant plans                                                  --                     197
    Changes in operating assets and liabilities                              (7,600)              (20,411)
                                                                           --------              --------
          Net cash provided by (used in) operating activities                   621               (10,778)
                                                                           --------              --------

Cash flows from investing activities:
   Additions to property, plant and equipment                                (2,359)               (8,998)
   Other, net                                                                   (25)                 --
                                                                           --------              --------
         Net cash used in investing activities                               (2,384)               (8,998)
                                                                           --------              --------

Cash flows from financing activities:
   Proceeds from issuance of long-term debt                                   8,678                 2,476
   Payments on long-term debt, including current maturities                  (7,952)                 (770)
   Book overdrafts                                                             (247)                 (777)
   Purchases of treasury stock                                               (6,138)                 --
   Proceeds from exercise of stock options                                     --                   1,487
   Dividends paid                                                            (2,185)               (2,300)
   Other, net                                                                   (31)                   41
                                                                           --------              --------
         Net cash provided by (used in) financing activities                 (7,875)                  157
                                                                           --------              --------

Effect of exchange rate changes on cash                                        (156)                 (126)
                                                                           --------              --------

Net decrease in cash and cash equivalents                                    (9,794)              (19,745)

Cash and cash equivalents, beginning of period                               40,724                65,449
                                                                           --------              --------

Cash and cash equivalents, end of period                                   $ 30,930              $ 45,704
                                                                           ========              ========



          See accompanying notes to consolidated financial statements.

                                Hunt Corporation
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


1. The accompanying condensed consolidated financial statements and related notes are unaudited; however, in management's opinion all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position at May 30, 1999 and the results of operations and cash flows for the periods shown have been made. Such statements are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by generally accepted accounting principles or those normally made in Form 10-K.


2. In the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of the components of comprehensive income in the financial statements. See Consolidated Statements of Comprehensive Income herein.


3. A reconciliation of weighted average common shares outstanding to weighted average of common shares outstanding assuming dilution in calculating the earnings per share is shown below (in thousands):

                                                                         Three Months Ended
                                                                         ------------------
                                                                     May 30,            May 31,
                                                                      1999               1998
                                                                      ----               ----
    Average common shares outstanding - basic                          10,424           11,281

    Add: common equivalent shares representing
    shares issuable upon exercise of stock options
    and stock grants                                                        1              637
                                                                       ------           ------

    Average common shares and dilutive
    securities outstanding                                             10,425           11,918
                                                                       ======           ======

                                                                           Six Months Ended
                                                                           ----------------
                                                                     May 30,            May 31,
                                                                      1999               1998
                                                                      ----               ----
    Average common shares outstanding - basic                          10,609           11,240

    Add: common equivalent shares representing
    shares issuable upon exercise of stock options
    and stock grants                                                        3              589
                                                                       ------           ------

    Average common shares and dilutive
      securities outstanding                                           10,612           11,829
                                                                       =======          ======


4. The following table sets forth the details and the cumulative activity in the various accruals and reserves associated with the prior years' restructuring plans in the Condensed Consolidated Balance Sheet at May 30,1999 (in thousands):

                                 Balance at            Current       Cash         Non-Cash          Balance at
                              November 29, 1998       Provision   Reductions      Activity          May 30, 1999
                             ------------------       ---------   ----------      --------          ------------
Lease Obligations                   $  1,873              -      $   (411)            -               $   1,462

Severance                                722              -          (497)            -                     225

Inventory                                400              -           (78)         $(42)                    280

Fixed Assets                             235              -           -               -                     235

Other                                    487              -          (185)            -                     302
                                     -------         -------     --------          -----              ---------

Total                                $ 3,717              -      $ (1,171)         $(42)              $   2,504
                                     =======                     ========          =====              =========


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion includes certain forward-looking statements within the meaning of the Private Securities Litigation Act of 1995. Such forward-looking statements represent management's assessment based upon information currently available, but are subject to risks and uncertainties which could cause actual results to differ materially from those set forth in the forward-looking statements. These risks and uncertainties include, but are not limited to, the Company's ability to successfully complete the implementation, and realize the anticipated growth and other benefits, of its strategic plan on a timely basis; the effect of, and changes in, worldwide general economic conditions; technological and other changes affecting the manufacture of and demand for the Company's products; competitive and other pressures in the market place; the impact of Year 2000 issues; the outcome of litigation in which the Company is engaged; and other risks and uncertainties set forth herein and in the Company's Forms 10-Q, 10-K and 8-K filings with the Securities and Exchange Commission.


In April 1997, the Company initiated a new strategy for growth and restructuring plan (the "strategic plan") designed to restore higher levels of sales growth, profitability and to reduce its cost structure. Although the Company believes that its plan to achieve higher growth and profitability will be successful in the long term and that most of the cost savings resulting from the strategic plan will continue in future years, there can be no assurance that such will be the case. (See Note 4 to the Notes to Condensed Consolidated Financial Statements herein.)

Results of Operations
---------------------

Net Sales
---------

Net sales of $61.2 million for the second quarter and $121.6 million for the first half of fiscal 1999 declined 2% from the corresponding fiscal periods of fiscal 1998. These decreases were largely due to lower sales of graphics products (down 7% for the second quarter and 5% for the first half), partially offset by higher sales of consumer products (up 6% for the second quarter and 3% for the first half). In addition, sales were adversely impacted by lower net selling prices in the second quarter and first half of fiscal 1999 compared to last year, as well as by a general softness in demand for some of the Company's products. The decreases in graphics products were largely the result of lower mounting and laminating equipment products sales (down 19% and 18%, respectively) and board products sales (down 9% and 1%, respectively), while the increases in consumer products sales were due primarily to higher sales of pencil sharpeners and staplers. Export sales decreased 46% and 36% in the second quarter and first half of fiscal 1999, respectively, compared to the same prior year periods. Foreign sales decreased 10% and 9%, respectively, in the second quarter and first half of fiscal 1999 compared to the same periods of fiscal 1998.

Management is uncertain as to how long and to what extent the softness in demand for its graphics products will continue. Management believes that there are efforts in place for the graphics products business as well as new graphics product programs that should begin showing benefits in the second half of fiscal 1999. However, there can be no assurance that such will be the case.

Gross Profit
------------

The Company's gross profit percentage decreased to 38.7% of net sales in the second quarter of fiscal 1999 from 39.5% in the second quarter of fiscal 1998 and decreased to 38.2% in the first half of fiscal 1999 compared to 39.1% in the first half of fiscal 1998. These decreases in gross profit dollars and percentages were primarily the result of lower net selling prices, unfavorable product and customer mix and lower unit sales. Management expects the pressure on selling prices attributable to the growing bargaining power of the Company's largest customers, such as office products superstores, to continue during fiscal 1999. The Company's raw material cost increases have remained below the rate of inflation for the past several years; however, management is uncertain how long this will continue.

Selling, Administrative and General Expenses
--------------------------------------------

Selling, administrative and general expenses, as a percentage of net sales, increased to 31.9% and 31.2%, respectively, for the second quarter and first half of fiscal 1999 compared to 31.6% and 30.7% for the same periods of fiscal 1998. These percentage increases were principally due to higher administrative and general costs (due to higher information services costs and professional services expenses) and lower marketing and selling expenses (due primarily to the timing of product promotions, marketing research and product packaging development costs). In fiscal 1998, certain information services costs were capitalized. Such costs are now expensed as incurred.

Restructuring and Other
-----------------------

In the second quarter of fiscal 1998, the Company reduced by $1.8 million ($1.2 million after taxes, or $.11 per share on a basic basis and $.10 per share on a diluted basis) some of its reserves established in connection with the Company's implementation of its strategic plan during fiscal 1997. In addition, during the second quarter of fiscal 1998, due to lower inventory returns, the Company reversed some of its reserves in the amount of $.4 million ($.3 million after taxes, or $.02 per share on a basic and diluted basis) related to one of the divested businesses.

Other Income, Net
-----------------

Other income, net, decreased $.6 million in the second quarter of fiscal 1999 and $1.0 million in the first half of fiscal 1999 compared to the second quarter and first half of fiscal 1998. These decreases were due to lower interest income resulting from lower average cash balances and the forgiveness of a loan ($.4 million pretax) at one of the Company's foreign operations during the second quarter of fiscal 1998.

Provision for Income Taxes
--------------------------

The Company's effective income tax rate was 35% for the second quarter and first half of fiscal 1999 compared to 31.5% and 33%, respectively, for the second quarter and first half of fiscal 1998. The lower 1998 effective tax rates were due primarily to favorable resolutions of prior years' tax exposures.

Financial Condition
-------------------

The Company's working capital decreased to $63.0 million at the end of the second quarter of fiscal 1999 from $64.6 million at the end of fiscal 1998. The current ratio increased slightly to 3.0 at May 30, 1999 from 2.9 at November 29, 1998. The Company's debt/capitalization percentage increased to 45% at the end of the second quarter of fiscal 1999 compared to 43% at the end of fiscal 1998. Available cash balances were sufficient during the first six months of fiscal 1999 to fund additions to property, plant and equipment of $2.4 million, to pay cash dividends of $2.2 million, and to fund the repurchase of $6.1 million of the Company's common shares. Current assets decreased to $94.2 million at the end of the first quarter of fiscal 1999 from $99.5 million at the end of fiscal 1998 largely as a result of lower cash and cash equivalent balances, partially offset by higher accounts receivable and inventory balances.

The decrease in cash and cash equivalents was largely due to the repurchase of the Company's common shares, payments of dividends, capital expenditures and payments associated with the strategic plan. The $3.2 million increase in accounts receivable was largely due to timing of payments by major customers during the first half of fiscal 1999. Inventories increased to $23.1 million at May 30, 1999 from $21.6 million at November 29, 1998, due principally to inventory build-up in anticipation of sales expected in the third quarter of fiscal 1999.

Current liabilities decreased to $31.2 million at the end of the first quarter of fiscal 1999 from $35.0 million at the end of fiscal 1998. This decrease was largely attributable to the timing of accounts payable payments and reductions in the accruals associated with the Company's strategic plan.

The effect of unfavorable currency exchange rates for the British pound sterling and the Dutch guilder (the functional currencies of the Company's U.K. and Holland operations, respectively) was the principal cause for the $2.2 million decrease in the cumulative translation adjustment account in stockholders' equity.

The Company has a revolving credit agreement of $75 million and a line of credit agreement of $2.5 million. There was $5.8 million borrowed under these credit facilities as of May 30, 1999. Management believes that funds generated from operations, combined with the existing credit facilities, will be sufficient to meet currently anticipated working capital and other capital and debt service requirements. Should the Company require additional funds, management believes that the Company could obtain them at competitive costs. Management currently expects that total fiscal 1999 expenditures for additions to property, plant and equipment to increase capacity and productivity will approximate $7.5 million, of which approximately $2.4 million has been expended through the first six months of fiscal 1999.


Year 2000 Update
----------------

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

The Company also has initiated communications with significant suppliers and customers to identify and coordinate the remediation of any Y2K issues they may have which might affect the Company, and the Company is still in the process of determining the Company's vulnerability if these companies should fail to remediate their Y2K issues.

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

It is difficult to identify or prepare for the absolute worse case Y2K scenario. However, the most likely worst case scenario for the Company would include, among other things, temporary slowdowns of operations at the Company's facilities, whether due to an external power failure or otherwise, delays in receipt of supplies, failure to be able to serve customers, lost sales and failure of management controls. Although the Company believes that its systems will be fully operational and will not cause any material disruptions because of Y2K issues, there can be no assurance that this will be the case. Further, because of the uncertainties associated with assessing the potential effects of non-preparedness of suppliers and customers, there is a risk of a material adverse effect on the Company's future results of operations if these constituencies do not correct their Y2K problems, if any, on a timely basis. The Company plans to continue assessing these risks through reviews with its major suppliers and customers.

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

New Accounting Standard
-----------------------

During the first quarter of fiscal 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of the components of comprehensive income in the financial statements. See the Consolidated Statements of Comprehensive Income herein.

In June 1999, the Financial Accounting Standards Board approved issuance of a final statement to defer the effective date of SFAS No. 133 , "Accounting for Derivative Instruments and Hedging Activities." Consequently, SFAS No. 133 will now be effective for fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 is not expected to have a material effect on the Company's consolidated results of operations, financial position or cash flows.

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

PART II -  OTHER INFORMATION


Item 1 - Legal Proceedings

Reference is made to Part I, Item 3 of the Company's fiscal 1998 Form 10-K and to Note 5 to the Condensed Consolidated Financial Statements herein.

                          Part II - OTHER INFORMATION
                          ---------------------------


Item 4 - Submission of Matters to a Vote of Security Holders

(a) and (c)

         The Company's Annual Meeting of Shareholders was held on April 21, 1999, and in connection therewith, proxies were solicited by management pursuant to Regulation 14 under the Securities Exchange Act of 1934. An aggregate of 10,522,340 shares of the Company's common stock ("Shares") were outstanding and entitled to vote at the meeting. At the meeting the following matters (not including ordinary procedural matters) were submitted to a vote of the holders of Shares, with the results indicated below:

1. Election of a class of four directors to serve until the 2002 Annual Meeting. The following persons, all of whom were serving as directors and were management's nominees for reelection, were reelected. There was no solicitation in opposition to such nominees. The tabulation of votes was as follows:

-------------------------------------------------------------------------------
                                                            Withheld
          Nominee                   For         (including any broker nonvotes)
-------------------------------------------------------------------------------
Donald D. Belcher                9,580,991                  23,737
-------------------------------------------------------------------------------
Robert H. Rock, D.B.A.           9,580,991                  23,737
-------------------------------------------------------------------------------
Malcolm J. Thompson, PhD.        9,578,668                  26,060
-------------------------------------------------------------------------------
Victoria B. Vallely              9,580,352                  24,376
-------------------------------------------------------------------------------


2. Ratification of independent auditors. The appointment of PricewaterhouseCoopers LLP as the Company's independent auditors for fiscal 1999 was ratified. The tabulation of votes was as follows:


================================================================================
                                                    Abstentions
     For                  Against         (including any broker nonvotes)
--------------------------------------------------------------------------------
    8,023,653              4,346                     1,576,729
================================================================================

Item 6 - Exhibits and Reports on Form 8-K


(a) Exhibits

27 Financial Data Schedule for the quarter ended May 30, 1999.


(b) Reports on Form 8-K

       No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                HUNT CORPORATION.


  Date      July 12, 1999            By    /s/  William E. Chandler
      ----------------------------         ------------------------------------
                                           William E. Chandler
                                           Senior Vice President, Finance
                                           (Principal Financial Officer)


  Date      July 12, 1999            By    /s/  Donald L. Thompson
      -----------------------------        ------------------------------------
                                           Donald L. Thompson
                                           Chairman of the Board
                                           and Chief Executive Officer


  Date      July 12, 1999            By    /s/  John Fanelli III
      -----------------------------        ------------------------------------
                                           John Fanelli III
                                           Vice President, Corporate Controller
                                           (Principal Accounting Officer)

                                  EXHIBIT INDEX


Exhibit 27       - Financial Data Schedule for the quarter ended May 30, 1999
                   ----------------------------------------------------------