Form 10-Q
period 1999-08-29
HUNT CORP
filed 1999-10-12
CIK 49146

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 August 29, 1999
                              --------------------------------------------------

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number               1-8044
                      ----------------------------------------------------------

                                HUNT CORPORATION.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Pennsylvania                                         21-0481254
--------------------------------------------------------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)

   One Commerce Square 2005 Market Street, Philadelphia, PA       19103
--------------------------------------------------------------------------------
         (Address of principal executive offices)              (Zip Code)

Registrant's telephone no., including area code   (215) 656-0300
                                               ---------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of October 1, 1999, there were outstanding 10,401,041 shares of the registrant's common stock.

                                HUNT CORPORATION

                                      INDEX
                                                                       Page
                                                                       ----

PART I -   FINANCIAL INFORMATION

Item 1 -   Financial Statements
           --------------------

           Condensed Consolidated Balance Sheets as of
           August 29, 1999 and November 29, 1998                         3

           Condensed Consolidated Statements of Income -
           Three Months and Nine Months Ended August 29, 1999
           and August 30, 1998                                           4

           Consolidated Statements of Comprehensive Income -
           Three Months and Nine Months Ended August 29, 1999
           and August 30, 1998                                           5

           Condensed Consolidated Statements of Cash Flows -
           Nine Months Ended August 29, 1999 and August 30, 1998         6

           Notes to Condensed Consolidated Financial
           Statements                                                    7 - 8

Item 2 -   Management's Discussion and Analysis of
           ---------------------------------------
           Financial Condition and Results of Operations                 9 - 13
           ---------------------------------------------

Item 3 -   Quantitative and Qualitative Disclosures about Market Risk    14
           ----------------------------------------------------------


PART II -  OTHER INFORMATION

Item 1 -   Legal Proceedings                                             15
           -----------------

Item 6 -   Exhibits and Reports on Form 8-K                              15
           --------------------------------

           Signatures                                                    16
           ----------

           Exhibit Index                                                 17
           -------------

                         Part I - FINANCIAL INFORMATION
                                  ---------------------

Item 1. Financial Statements
        --------------------

                                Hunt Corporation
                      Condensed Consolidated Balance Sheets

                                   (Unaudited)
                (In thousands except share and per share amounts)

                                                                                 August 29,              November 29,
                                           ASSETS                                   1999                     1998
                                                                                 ---------                ---------
Current assets:
     Cash and cash equivalents                                                    $ 28,672                 $ 40,724
     Accounts receivable, less allowance for doubtful
       accounts: 1999, $1,466; 1998, $1,721                                         37,546                   31,018
     Inventories:
         Raw materials                                                               7,201                    7,867
         Work in process                                                             3,235                    3,033
         Finished goods                                                              9,989                   10,704
                                                                                 ---------                ---------
            Total inventories                                                       20,425                   21,604

     Deferred income taxes                                                           4,158                    4,769
     Prepaid expenses and other current assets                                       1,041                    1,402
                                                                                 ---------                ---------
               Total current assets                                                 91,842                   99,517

Property, plant and equipment, at cost, less
  accumulated depreciation and amortization:
  1999, $42,981; 1998, $37,818                                                      46,389                   49,917
Excess of acquisition costs over net assets acquired,
   less accumulated amortization                                                    24,122                   26,021
Other assets                                                                        12,023                   11,402
                                                                                 ---------                ---------
                       Total assets                                              $ 174,376                $ 186,857
                                                                                 =========                =========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt                                            $     32                 $    479
     Accounts payable                                                                8,702                   12,503
     Accrued expenses:
       Salaries, wages and commissions                                               1,754                    2,302
       Income taxes                                                                  2,153                    1,930
       Other                                                                        14,062                   17,742
                                                                                 ---------                ---------
              Total current                                                         26,703                   34,956
            liabilities
Long-term debt, less current portion                                                56,985                   57,741
Deferred income taxes                                                                1,486                      374
Other non-current liabilities                                                       16,143                   15,906
Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.10 par value, authorized 1,000,000
       shares (including 50,000 shares of Series A Junior
       Participating Preferred); none issued                                             -                        -
     Common stock, $.10 par value, 40,000,000 shares
       authorized; issued:  1999 and 1998 -16,152,322 shares                         1,615                    1,615
     Capital in excess of par value                                                  6,434                    6,434
     Accumulated other comprehensive income                                         (3,405)                  (1,099)
     Retained earnings                                                             161,939                  158,316
                                                                                 ---------                ---------
                                                                                   166,583                  165,266
     Less cost of treasury stock:
     1999 - 5,747,681 shares; 1998 - 5,162,082 shares                              (93,524)                 (87,386)
                                                                                 ---------                ---------
                       Total stockholders' equity                                   73,059                   77,880
                                                                                 ---------                ---------
                          Total liabilities and stockholders' equity             $ 174,376                $ 186,857
                                                                                 =========                =========

     See accompanying notes to condensed consolidated financial statements.

                                Hunt Corporation
                   Condensed Consolidated Statements of Income
                                   (Unaudited)
                     (In thousands except per share amounts)

                                                                Three Months Ended                    Nine Months Ended
                                                            --------------------------            --------------------------

                                                            August 29,      August 30,            August 29,      August 30,
                                                               1999            1998                  1999           1998
                                                            ----------      ----------            ----------      ---------
Net sales                                                      $61,143         $61,236            $182,696        $184,882

Cost of sales                                                   38,198          37,994             113,282         113,340
                                                               -------         -------            --------        --------

    Gross profit                                                22,945          23,242              69,414          71,542

Selling, administrative and general expenses                    18,614          18,338              56,566          56,313

Restructuring and other                                              -            (253)                  -          (2,424)
                                                               -------         -------            --------        --------

    Income from operations                                       4,331           5,157              12,848          17,653

Interest expense                                                 1,153           1,185               3,452           3,405

Other income, net                                                 (308)           (586)             (1,233)         (2,476)
                                                               -------         -------            --------        --------

    Income from continuing operations before income taxes        3,486           4,558              10,629          16,724

Provision for income taxes                                       1,220           1,740               3,720           5,753
                                                               -------         -------            --------        --------

    Income from continuing operations                            2,266           2,818               6,909          10,971

Discontinued operations:
         Gain on sale of discontinued operations,
               net of income taxes of $260                           -             484                   -             484
                                                               -------         -------            --------        --------

    Net income                                                  $2,266          $3,302              $6,909         $11,455
                                                               =======         =======            ========        ========
Basic earnings per common share:
    Income from continuing operations                             $.22            $.25                $.66            $.98
    Gain on sale of discontinued operations                          -             .04                   -             .04
                                                               =======         =======            ========        ========
    Net income per share                                          $.22            $.29                $.66           $1.02
                                                               =======         =======            ========        ========

Diluted earnings per common share:
    Income from continuing operations                             $.22            $.24                $.66            $.93
    Gain on sale of discontinued operations                          -             .04                   -             .04
                                                               =======         =======            ========        ========
    Net income per share                                          $.22            $.28                $.66            $.97
                                                               =======         =======            ========        ========

Dividends per common share                                       $.103           $.103               $.308           $.308
                                                               =======         =======            ========        ========



     See accompanying notes to condensed consolidated financial statements.

                                Hunt Corporation
                 Consolidated Statements of Comprehensive Income
                                   (Unaudited)
                                 (In thousands)


                                                          Three Months Ended                     Nine Months Ended
                                                      --------------------------            --------------------------

                                                      August 29,      August 30,            August 29,      August 30,
                                                         1999            1998                  1999            1998
                                                      ----------      ----------            ----------      ----------

Net income                                             $ 2,266         $ 3,302               $ 6,909         $11,455

Other comprehensive (loss) income:
    Foreign currency translation adjustments,
      net of income taxes of $41 and $807 in 1999,
      and ($137) and $222 in 1998, respectively            (75)            221                (1,499)           (423)
                                                       -------         -------               -------         -------

Comprehensive income                                   $ 2,191         $ 3,523               $ 5,410         $11,032
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

                                Hunt Corporation
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)

                                                                                       Nine Months Ended
                                                                                -------------------------------
                                                                                August 29,           August 30,
                                                                                   1999                 1998
                                                                                ----------           ----------

Cash flows from operating activities:
Net income                                                                      $  6,909             $ 11,455
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                                                 6,741                6,306
     Deferred income taxes                                                         1,741                  877
     Loss (gain) on disposals of property, plant and equipment                         4                  (13)
     Gain on sale of businesses                                                        -               (1,394)
     Payments/credits for special charges                                         (1,595)              (6,805)
     Issuance of stock under management incentive bonus
        and stock grant plans                                                          -                  252
    Changes in operating assets and liabilities                                  (11,995)             (23,130)
                                                                                --------             --------
          Net cash provided by (used in) operating activities                      1,805              (12,452)
                                                                                --------             --------

Cash flows from investing activities:
   Additions to property, plant and equipment                                     (3,067)             (12,352)
   Other, net                                                                        (32)                   -
                                                                                --------             --------
         Net cash used in investing activities                                    (3,099)             (12,352)
                                                                                --------             --------

Cash flows from financing activities:
   Proceeds from issuance of long-term debt                                       11,812                5,446
   Payments on long-term debt, including current maturities                      (12,575)              (2,501)
   Book overdrafts                                                                  (438)                (225)
   Purchases of treasury stock                                                    (6,138)                (941)
   Proceeds from exercise of stock options                                             -                1,813
   Dividends paid                                                                 (3,255)              (3,460)
   Other, net                                                                        (33)                 185
                                                                                --------             --------
         Net cash (used in) provided by financing activities                     (10,627)                 317
                                                                                --------             --------

Effect of exchange rate changes on cash                                             (131)                 (10)
                                                                                --------             --------

Net decrease in cash and cash equivalents                                        (12,052)             (24,497)

Cash and cash equivalents, beginning of period                                    40,724               65,449
                                                                                --------             --------

Cash and cash equivalents, end of period                                        $ 28,672             $ 40,952
                                                                                ========             ========

                                Hunt Corporation
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


1. The accompanying condensed consolidated financial statements and related notes are unaudited; however, in management's opinion all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position at August 29, 1999 and the results of operations and cash flows for the periods shown have been made. Such statements are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by generally accepted accounting principles or those normally made in Form 10-K.


2. In the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of the components of comprehensive income in the financial statements. See Consolidated Statements of Comprehensive Income in the foregoing financial statements.


3. A reconciliation of weighted average common shares outstanding to weighted average of common shares outstanding assuming dilution in calculating the earnings per share is shown below (in thousands):

                                                      Three Months Ended
                                                 August 29,         August 30,
                                                   1999               1998
                                                   ----               ----
Average common shares outstanding - basic         10,405             11,284

Add: common equivalent shares representing
shares issuable upon exercise of stock options
and stock grants                                       2                426
                                                  ------             ------

Average common shares and dilutive
securities outstanding                            10,407             11,710
                                                  ======             ======

                                                     Nine Months Ended
                                                 August 29,        August 30,
                                                   1999               1998
                                                   ----               ----
Average common shares outstanding - basic         10,541             11,255

Add: common equivalent shares representing
shares issuable upon exercise of stock options
and stock grants                                       7                532
                                                  ------             ------

Average common shares and dilutive
  securities outstanding                          10,548             11,787
                                                  ======             ======

4. The following table sets forth the details and the cumulative activity in the various accruals and reserves associated with the prior years' restructuring plan in the Condensed Consolidated Balance Sheet at August 29,1999 (in thousands):


                                 Balance at            Current       Cash         Non-Cash          Balance at
                              November 29, 1998       Provision   Reductions      Activity        August 29, 1999
                             ------------------       ---------   ----------      --------        ---------------
Lease Obligations                $  1,873                 -        $   (670)         $ (8)            $ 1,195

Severance                             722                 -            (554)            -                 168

Inventory                             400                 -            (186)          (34)                180

Fixed Assets                          235                 -               -             -                 235

Other                                 487                 -            (185)            -                 302
-----                             -------               ---        ---------         ----             -------

Total                             $ 3,717                 -        $ (1,595)         $(42)            $ 2,080
                                  =======               ====       ========          ====             =======


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


6. On October 4, 1999, the Company acquired the business and assets of Axiom Graphics Manufacturing, Inc. ("Axiom") for an insignificant cash payment and future considerations. Axiom is a manufacturer, distributor and marketer of a line of liquid laminating machines and wet separator finishing devices for the large format print industry. Pro forma presentation of the effect of the acquisition has not been made since the effect is not material to the Company's results of operations or financial condition.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
        -----------------------------------------------------------------------

The following discussion includes certain forward-looking statements within the meaning of the Private Securities Litigation Act of 1995. Such forward-looking statements represent management's assessment based upon information currently available, but are subject to risks and uncertainties which could cause actual results to differ materially from those set forth in the forward-looking statements. These risks and uncertainties include, but are not limited to, the Company's ability to successfully complete the implementation, and realize the anticipated growth and other benefits, of its strategic plan on a timely basis; the effect of, and changes in, worldwide general economic conditions; technological and other changes affecting the manufacture of and demand for the Company's products; competitive and other pressures in the market place; the impact of Year 2000 issues; the outcome of litigation in which the Company is engaged (including that referenced in Note 5 to Condensed Consolidated Financial Statements above); and other risks and uncertainties set forth herein and in the Company's Forms 10-Q, 10-K and 8-K filings with the Securities and Exchange Commission.


In April 1997, the Company initiated a new strategy for growth and restructuring plan (the "strategic plan") designed to restore higher levels of sales growth, profitability and to reduce its cost structure. Although the Company believes that its plan to achieve higher growth and profitability will be successful in the long term and that most of the cost savings resulting from the strategic plan will continue in future years, there can be no assurance that such will be the case. (See Note 4 to Condensed Consolidated Financial Statements herein.)

Further, the Company has been currently assessing and considering changes in its management and operating structures, particularly within its graphics business unit. The results of this process are expected to be known before the end of the Company's 1999 fiscal year-end.

Results of Operations
---------------------

Net Sales
---------

Net sales of $61.1 million for the third quarter and $182.7 million for the first nine months of fiscal 1999 declined .2% and 1.2%, respectively, from the corresponding fiscal periods of fiscal 1998. These decreases were largely due to lower sales of graphics products (down 2% for the third quarter and 4% for the first nine months), partially offset by higher sales of consumer products (up 2% for the third quarter and 3% for the first nine months). In addition, net sales were adversely impacted by lower net selling prices in the third quarter and first nine months of fiscal 1999 compared to last year, as well as by a general softness in demand for some of the Company's graphics products. The decreases in graphics products for the periods were largely the result of lower mounting and laminating equipment products sales (down 16% and 17%, respectively), specifically wide-format machines, and foam board sales (down 3% and 5%, respectively). The increases in consumer products sales were due primarily to higher sales of pencil sharpeners and staplers. Export sales decreased 12% and 29% in the third quarter and first nine months of fiscal 1999, respectively, compared to the same prior year periods. The decreases in export sales were largely attributable to lower sales in board products. Foreign sales decreased 8% in the third quarter and first nine months of fiscal 1999 compared to the same periods of fiscal 1998.

Management is uncertain as to how long and to what extent the softness in demand for its graphics products will continue. Management believes that there are efforts in place for the graphics products business as well as new graphics product programs that should begin showing benefits in the fourth quarter of fiscal 1999. However, there can be no assurance that such will be the case.

Gross Profit
------------

The Company's gross profit percentage decreased to 37.5% of net sales in the third quarter of fiscal 1999 from 38% in the third quarter of fiscal 1998 and decreased to 38% in the first nine months of fiscal 1999 compared to 38.7% in the first nine months of fiscal 1998. Restructuring recoveries of $.2 million and $.4 million associated with inventory returns in connection with the Company's strategic plan were recorded in cost of sales in the third quarter and first nine months of fiscal 1998, respectively. Excluding the effects of these recoveries, the Company's adjusted gross profit percentages of net sales would have been 37.6% and 38.5% for the third quarter and first nine months of fiscal 1998, respectively. The decreases in the third quarter and first nine months gross profit percentages from the adjusted gross profit percentages in the prior year periods were the result of lower net selling prices, unfavorable product and customer mix, and lower unit sales. These items were partially offset by favorable production efficiencies. Management expects the pressure on net selling prices attributable to the growing bargaining power of the Company's largest customers, such as office products superstores, to continue. The Company's raw material cost increases have remained below the rate of inflation for the past several years; however, management is uncertain how long this will continue.

Selling, Administrative and General Expenses
--------------------------------------------

Selling, administrative and general expenses increased slightly during the third quarter and first nine months of fiscal 1999 compared to the same periods of fiscal 1998. These increases were principally due to higher administrative and general costs (resulting from severance costs and higher professional services expenses and research and development costs), partially offset by lower marketing and selling expenses (due primarily to lower promotional advertising, marketing research and product distribution costs).

Restructuring and Other
-----------------------

During the third quarter and first nine months of fiscal 1998, respectively, the Company reduced by $.3 million pretax ($.2 million after taxes, or $.01 per share on a basic and diluted basis) and by $.6 million pretax ($.4 million after taxes, or $.02 per share on a basic and diluted basis) some of its reserves established in connection with the Company's 1997 business divestitures. The reserve reductions related principally to lower than anticipated inventory returns and other accruals. In addition, in the first nine months of fiscal 1998, the Company reduced by $1.8 million ($1.2 million after taxes, or $.11 per share on a basic basis and $.10 per share on a diluted basis) some of its reserves established in connection with the Company's implementation of its strategic plan during fiscal 1997. The reserve reduction related primarily to lower than expected severance costs and a decision not to vacate a leased facility.

Other Income, Net
-----------------

Other income, net, decreased $.3 million in the third quarter of fiscal 1999 and $1.2 million in the first nine months of fiscal 1999 compared to the third quarter and first nine months of fiscal 1998. These decreases were due to lower interest income resulting from lower average cash balances and the forgiveness of a loan ($.4 million pretax) at one of the Company's foreign operations during fiscal 1998. These decreases were partially offset by gains from Canadian currency exchange rate fluctuations in 1999.

Provision for Income Taxes
--------------------------

The Company's effective income tax rate was 35% for the third quarter and first nine months of fiscal 1999 compared to 38.2% and 34.4%, respectively, for the third quarter and first nine months of fiscal 1998. The lower third quarter of fiscal 1999 effective tax rate was due primarily to favorable resolutions of prior years' tax exposures.

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

Financial Condition
-------------------

The Company's working capital increased to $65.1 million at the end of the third quarter of fiscal 1999 from $64.6 million at the end of fiscal 1998. The current ratio increased to 3.4 at August 29, 1999 from 2.9 at November 29, 1998. The Company's debt/capitalization percentage increased to 44% at the end of the third quarter of fiscal 1999 compared to 43% at the end of fiscal 1998. Available cash balances were sufficient during the first nine months of fiscal 1999 to fund additions to property, plant and equipment of $3.1 million, to pay cash dividends of $3.3 million, and to fund the repurchase of $6.1 million of the Company's common shares.

Current assets decreased to $91.8 million at the end of the third quarter of fiscal 1999 from $99.5 million at the end of fiscal 1998 largely as a result of lower cash and cash equivalent, and inventory balances, partially offset by higher accounts receivable balances. The decrease in cash and cash equivalents was largely due to the repurchase of the Company's common shares, payments of dividends, capital expenditures and payments associated with the strategic plan. Inventories decreased to $20.4 million at August 29, 1999 from $21.6 million at November 29, 1998, due primarily to inventory reductions in Europe. The $6.5 million increase in accounts receivable was largely due to timing of payments by major customers and seasonal dating and promotional programs.

Current liabilities decreased to $26.7 million at the end of the third quarter of fiscal 1999 from $35.0 million at the end of fiscal 1998. This decrease was largely attributable to the timing of accounts payable and interest payments, as well as reductions in the accruals associated with the Company's strategic plan.

The effect of unfavorable currency exchange rates for the British pound sterling and the Dutch guilder (the functional currencies of the Company's U.K. and Holland operations, respectively) was the principal cause for the $2.3 million decrease in the cumulative translation adjustment account in stockholders' equity.

The Company has a revolving credit agreement of $75 million and a line of credit agreement of $2.5 million. There was $4.6 million borrowed under these credit facilities as of August 29, 1999. Management believes that funds generated from operations, combined with the existing credit facilities, will be sufficient to meet currently anticipated working capital and other capital and debt service requirements. Should the Company require additional funds, management believes that the Company could obtain them at competitive costs. Management currently expects that total fiscal 1999 expenditures for additions to property, plant and equipment to increase capacity and productivity will approximate $5 million, of which approximately $3.1 million has been expended through the first nine months of fiscal 1999.


Year 2000 Update
----------------

The Company has substantially completed its work to mitigate the Year 2000 ("Y2K") issue. These efforts involve assessment, identification of non-compliant systems, remediation, testing, and verification, including replacing and/or updating existing systems, as well as establishing contingency plans relating to Y2K risks.

The Company has also substantially completed the necessary modifications to its critical and ancillary systems and applications. To date, the project is proceeding on schedule and is expected to be completed by the end of fiscal 1999.

The Company has also contacted significant suppliers and customers to identify and coordinate the remediation of any Y2K issues they may have which might affect the Company, and the Company is still in the process of determining the Company's vulnerability if these companies should fail to remediate their Y2K issues.

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

It is difficult to identify or prepare for the absolute worst case Y2K scenario. However, the most likely worst case scenario for the Company would include, among other things, temporary slowdowns of operations at the Company's facilities, whether due to an external power failure or otherwise, delays in receipt of supplies, failure to be able to serve customers, lost sales and failure of management controls. Although the Company believes that its systems will be fully operational and will not cause any material disruptions because of Y2K issues, there can be no assurance that this will be the case. Further, because of the uncertainties associated with assessing the potential effects of non-preparedness of suppliers and customers, there is a risk of a material adverse effect on the Company's future results of operations if these constituencies do not correct their Y2K problems, if any, on a timely basis. The Company plans to continue assessing these risks through reviews with its major suppliers and customers.

The Company has substantially completed its contingency plans relating specifically to identified Y2K risks and developing cost estimates relating to these plans. The objectives of the contingency plans are to ensure business-critical processes are protected from disruption and will continue to function during and after the year 2000, and to ensure the Company's ability to produce an acceptable level of products and services is safeguarded in the event of failures of external systems and services. The contingency plans include, for example, securing alternative sources of supply, possible safety inventory levels and other backup procedures. Y2K contingency plans and related cost estimates will be reviewed and modified as additional information becomes available.

New Accounting Standard
-----------------------

During the first quarter of fiscal 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of the components of comprehensive income in the financial statements. See the Consolidated Statements of Comprehensive Income in the financial statements herein.

In June 1999, the Financial Accounting Standards Board approved issuance of a final statement to defer the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Consequently, SFAS No. 133 will now be effective for fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 is not expected to have a material effect on the Company's consolidated results of operations, financial position or cash flows.

Subsequent Event
----------------

On September 29, 1999, the Board of Directors of the Company authorized the Company to repurchase up to an additional $5 million of the Company's common stock over the next twelve months. The Company has repurchased, to date, 962,700 shares of the 1,000,000 shares previously authorized for repurchase since the beginning of fiscal 1998 by the Board of Directors. The purchases will be funded from available operating funds and the repurchased shares will be held as treasury stock to be used for Company stock-based compensation plans and for other general corporate purposes.

On October 4, 1999, the Company acquired the business and assets of Axiom Graphics Manufacturing, Inc. ("Axiom"). Axiom is a manufacturer, distributor and marketer of a line of liquid laminating machines and wet separator finishing devices for the large format print industry. This acquisition is expected to be financed through funds generated from operations.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk
         ----------------------------------------------------------


There have been no material changes in the Company's market risk from that set forth in the Company's fiscal 1998 Form 10-K.

PART II - OTHER INFORMATION
          -----------------

Item 1 - Legal Proceedings
         -----------------

Reference is made to Part I, Item 3 of the Company's fiscal 1998 Form 10-K and to Note 5 to the Condensed Consolidated Financial Statements herein.


Item 6 - Exhibits and Reports on Form 8-K
         --------------------------------

(a) Exhibits
    --------

27 Financial Data Schedule for the quarter ended August 29, 1999.


(b) Reports on Form 8-K
    -------------------

    No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                HUNT CORPORATION.


  Date      October 11, 1999            By /s/ William E. Chandler
      -----------------------------        -------------------------------------
                                           William E. Chandler
                                           Senior Vice President, Finance
                                           (Principal Financial Officer)


  Date      October 11, 1999            By /s/ Donald L. Thompson
      -----------------------------        -------------------------------------
                                           Donald L. Thompson
                                           Chairman of the Board
                                           and Chief Executive Officer


  Date      October 11, 1999            By /s/ John Fanelli III
      -----------------------------        -------------------------------------
                                           John Fanelli III
                                           Vice President, Corporate Controller
                                           (Principal Accounting Officer)

                                  EXHIBIT INDEX


Exhibit 27 - Financial Data Schedule for the quarter ended August 29, 1999
             -------------------------------------------------------------