Form 10-K
period 1999-11-28
HUNT CORP
filed 2000-02-28
CIK 49146

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended November 28, 1999

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ______ to ______.

  For the fiscal year ended November 28, 1999 Commission File No. 1-8044

                                HUNT CORPORATION
                                  (Registrant)

              Pennsylvania                         21-0481254
        (State of Incorporation)        (IRS Employer Identification No.)

          One Commerce Square,
  2005 Market Street, Philadelphia, PA             19103-7085
(Address of Principal Executive Offices)           (Zip Code)

       Registrants telephone number, including area code: (215) 656-0300

          Securities registered pursuant to Section 12(b) of the Act:

     Title of Each Class:             Name of Each Exchange on Which Registered:
   Common Shares, par value                     New York Stock Exchange
        $.10 per share

  Rights to Purchase Series A Junior           New York Stock Exchange
     Participating Preferred Stock

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the registrant's common shares (its only voting stock) held by non-affiliates of the registrant as of February 1, 2000 was approximately $92,210,000. (Reference is made to the final paragraph of Part I herein for a statement of the assumptions upon which this calculation is based.)

The number of shares of the registrant's common shares outstanding as of February 1, 2000 was 9,993,939.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant's definitive proxy statement relating to its scheduled April 2000 Annual Meeting of Shareholders (which proxy statement is expected to be filed with the Commission not later than 120 days after the end of the registrant's last fiscal year) are incorporated by reference into Part III of this report.

Certain statements contained in this report are forward-looking statements. Such forward-looking statements represent management's assessment based upon information currently available, but are subject to risks and uncertainties which could cause actual results to differ materially from those set forth in the forward-looking statements. These risks and uncertainties include, but are not limited to, the Company's ability to successfully complete the implementation, and realize the anticipated growth and other benefits, of its restructuring and strategic plans on a timely basis; the effect of, and changes in, worldwide general economic conditions; technological and other changes affecting the manufacture of and demand for the Company's products; competitive and other pressures in the market place; the possible impact of Year 2000 issues; the outcome of litigation in which the Company is engaged (including those referenced in Item 3 of this report); and other risks and uncertainties set forth herein and as may be set forth in the Company's subsequent Forms 10-Q and 8-K filings with the Securities and Exchange Commission.

                                     PART I

Item 1. Business

General

Hunt Corporation and its subsidiaries (herein called the "Company," unless the context indicates otherwise) are primarily engaged in the manufacture and distribution of consumer products and graphics products which the Company markets worldwide. The Company's two core business areas (segments) are:
Consumer Products, which is a group of select BOSTON, X-ACTO, and BIENFANG brand products; and Graphic Products, which includes a full line of mounting and finishing solutions including laminates, adhesives, and lamination sold under the SEAL brand, as well as BIENFANG brand of foam board and project display board products.

In October 1999, the Company initiated a comprehensive reorganization and restructuring plan (the "1999 restructuring plan") that is expected to generate pre-tax cost savings of $4.4 million, which are anticipated to be approximately $1.1 million in fiscal 2000 and are expected to grow to $4.0 million in fiscal 2001 and $4.4 million per year thereafter. Although the Company expects realization of such future cost savings, there is no assurance that such will be the case. The adoption of this 1999 restructuring plan in the fourth quarter of fiscal 1999 resulted in the recognition of restructuring charges totaling $6.2 million ($.39 per share) for that quarter. (Note: All earnings per share are presented on an after-tax diluted basis.) These restructuring charges include employee severance costs, recognition of future lease obligations, fixed asset writedowns, and other related expenses.

The major components of the 1999 restructuring plan with principal emphasis on the Company's Graphic Products business include: creating manufacturing centers of excellence; outsourcing the Company's European distribution activities and consolidating its U.S. distribution activities; and focusing its product offering and marketing efforts. Creating manufacturing centers of excellence is expected to result in consolidated manufacturing operations in Europe and the U.S. These actions are intended to eliminate redundancies and reduce fixed costs. The Company also plans to outsource and consolidate some of its distribution activities, which is expected to improve customer service, utilize space more efficiently, and reduce capital investment and operating costs. The Company's focus on its product offering and marketing efforts is expected to reduce operating costs, improve margins and inventory turns, and ultimately, provide the foundation for further sales growth of the Company's Graphics Products business.

In addition to the restructuring charges recognized in the fourth quarter of fiscal 1999 of $6.2 million, the Company expects to spend approximately $3.0 million, primarily in fiscal 2000, for implementation costs. These implementation costs will include employee retention bonuses, employee relocation expenses, employee outplacement expenses, equipment relocation expenses, and other related costs and will be expensed as these costs are incurred. Capital expenditures related to the 1999 restructuring plan are expected to total approximately $1.8 million.

In April 1997, the Company initiated a new strategy for growth and restructuring plan (the "1997 strategic plan") designed to restore higher levels of growth and profitability and to reduce its cost structure. This plan resulted from a strategic assessment of the Company's business, conducted with the aid of outside consultants. The restructuring portion of the 1997 strategic plan has been completed, resulting in a significant reduction in the Company's stock keeping units, rationalization of its manufacturing and warehouse facilities, and a major restructuring of its administrative and marketing and selling functions.

In fiscal 1997, a comprehensive three-year growth plan for the Company's core business areas was developed which established annual goals of consolidated revenue growth of 10 percent to 15 percent and earnings growth of 15 percent to 20 percent into the next century. These revenue and earnings growth expectations were not achieved in fiscal years 1999 or 1998, nor does the Company anticipate such growth expectancy in fiscal 2000. Management believes that the Company had suffered from a number of unfavorable factors during fiscal 1999 but more critically in fiscal 1998, particularly including the economic slowdown in Asia and Latin America, slower acceptance by users of technological changes in the digital imaging market, unfavorable currency exchange fluctuations and higher than anticipated start-up costs of a new United Kingdom substrate manufacturing facility (fiscal 1998). At the same time, during 1998 the Company restructured the consumer products plant facilities, successfully installed integrated computer systems throughout the Company, introduced new products, bolstered marketing capabilities with new hires in key positions, and consolidated the graphics and substrates business areas to enhance focus on growth markets as well as initiating its 1999 restructuring plan implementation. The Company intends to continue to analyze costs savings opportunities in all facets of its operations, but the Company also intends to invest in new product development and research, especially in the large format digital printing market.

The Company's operating results for fiscal 1997 included the effects of a pre-tax charge of $26.8 million ($1.61 per share) recorded in conjunction with the implementation of the 1997 strategic plan. The charge to restructuring included employee severance costs, inventory writedowns and returns and fixed and intangible asset writedowns, recognition of future lease obligations, and other related costs.

During fiscal 1999, the Company reduced by $.6 million pre-tax ($.04 per share) some of its reserves established in connection with its 1997 strategic plan. The reserve reduction related to a final resolution of lease obligations for a vacated facility and to lower than expected severance costs. During fiscal 1998, the Company, on a net basis, reduced by $2.9 million pre-tax ($.16 per share) some of its restructuring reserves. The reserve reduction of $4.1 million pre-tax ($.23 per share) related primarily to lower employee severance costs, inventory returns, and decisions not to vacate certain leased facilities in connection with the implementation of the 1997 strategic plan, partially offset by additional restructuring charges of $1.2 million pre-tax ($.07 per share) in connection with the consolidation of the graphics and substrates business units (principally employee severance costs).

As part of the 1997 strategic plan, the Company sold its Lit-Ning Products business (office supplies), its Hunt Data Products' MediaMate and Calise brand products (office supplies), and its Speedball brand art products (art supplies) during fiscal 1997. In addition, in mid-November 1997, the Company sold its Bevis office furniture business. This latter transaction represented the last major divestiture in the Company's 1997 strategic plan. The Bevis business is presented as a discontinued operation in the accompanying Consolidated Statements of Income and Notes to Consolidated Financial Statements.

During fiscal 1999, the Company reduced by $.5 million pre-tax ($.03 per share) some of its reserves established with respect to its 1997 business divestitures. This reduction was principally related to lower than expected inventory returns. During fiscal 1998, the Company reduced by $1.4 million pre-tax ($.08 per share) some of its reserves established in connection with its 1997 business divestitures ($.7 million pre-tax, or $.04 per share) and its 1997 disposal of a discontinued business ($.7 million pre-tax, or $.04 per share). These latter reserve reductions were principally related to lower than expected inventory returns.

See Item 7 herein and Notes 3 and 4 of the Notes to Consolidated Financial Statements herein for further information.

Business Segments

The following table sets forth the Company's net sales from continuing operations and operating income by business segment for the last three fiscal years. In the fourth quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information". The adoption of SFAS No. 131 did not affect results of operations or financial position of the reported business segments.

                                                1999      1998      1997
                                               ------    ------    ------
Net Sales:                                           (In millions)
        Consumer products .................    $108.2    $107.9    $122.3
        Graphics products .................     136.6     138.7     137.2
                                               ------    ------    ------
        Total .............................    $244.8    $246.6    $259.5
                                               ======    ======    ======

Operating Income:*
        Consumer products .................    $ 18.2    $ 16.7    $ 19.6
        Graphics products .................       7.3       6.5      11.2
                                               ------    ------    ------
        Total .............................    $ 25.5    $ 23.2    $ 30.8
                                               ======    ======    ======

*Excludes restructuring amounts. See Items 6 and 7 herein and Notes 3 and 18 of the Notes to Consolidated Financial Statements herein for further information concerning the Companys restructuring amounts and business segments (including information concerning identifiable assets).

Consumer Products

The Company has two major classes of consumer products: office supplies and art supplies. The amounts and percentages of net sales from continuing operations of these product classes for the last three fiscal years were as follows:

                              1999              1998             1997
                         -------------     -------------     -------------
Product Class:                         (Dollars in millions)
  Office supplies        $ 74.7    69%     $ 73.9    68%     $ 78.3    64%
  Art supplies             33.5    31%       34.0    32%       44.0    36%
                         ------   ---      ------   ---      ------   ---
  Total                  $108.2   100%     $107.9   100%     $122.3   100%
                         ======   ===      ======   ===      ======   ===

The Company's consumer office supplies products currently consist of a variety of items sold under the Company's BOSTON brand, including: manual and electric pencil sharpeners; paper trimmers; manual and electronic staplers; RAPID(1) manual and electric staplers; and other office supplies products. Effective September 1, 1999, Schwan-STABILO Schwanhausser GmbH & Co. terminated its distribution agreement with the Company relating to highlighter markers and writing instruments. Sales of Schwan-STABILO(2) products in fiscal 1999 were less than 10% of the Companys consumer office products sales and less than 5% of its total consumer products sales. As part of the 1997 strategic plan, the Company divested some of its consumer products in 1997, including paper punches and shredders. Fiscal year 1997 results include the sales of its Lit-Ning Products business and its Hunt Data Products' MediaMate and Calise brand products which were divested in February 1997. The combined sales of the divested Lit-Ning Products' and Hunt Data Products MediaMate and Calise brand products for fiscal 1997 (through the various divestiture dates) were $4 million.

(1) Trademark of Isaberg Rapid AB.
(2) Trademark of Schwan-STABILO Schwanhausser GmbH & Co.

The Company's art supplies products are used primarily by commercial and amateur artists, as well as hobbyists and craft enthusiasts and include: various types of X-ACTO brand knives and blades; X-ACTO brand tools and kits; CONTE(3) pastels, crayons and related drawing products, for which the Company is the exclusive United States and Canadian distributor; commercial and fine art papers which the Company converts, finishes and sells under its BIENFANG brand name; and paint markers. In conjunction with the 1997 strategic plan, the Company sold its Speedball brand art products and divested other art supplies products during fiscal 1997. The sales of the divested Speedball brand art products for fiscal 1997 (through the divestiture date) were $7.5 million.

The Company consistently has sought to expand its consumer products business through internal product development, the acquisition of distribution rights to products which complement or extend the Company's established lines, the acquisition of complementary businesses and through broadened distribution. Examples of new consumer products introductions by the Company in recent years are: stand-up staplers and battery operated pencil sharpeners sold under a licensing agreement with The Coca-Cola(4) Company, BOSTON brand electric and battery powered pencil sharpeners, a line of staplers under the STANDUP brand, and the X-ACTO ergonomic utility knife and pumpkin carving kit.

The Company's consumer products are sold in the following domestic markets: commercial offices, home offices and general consumer. The Company's consumer products are sold and distributed primarily through large retail outlets, such as office products superstores, drug and food chain stores, variety stores, discount chains and membership chains, and through office supply wholesalers and dealers. The consumer market has increased significantly over the last several years primarily due to the dramatic growth of office products superstores and discount chains. A more limited line of products is sold to schools through specialized school supply distributors.

Graphics Products

The Company manufactures and distributes two major classes of graphics products: supplies and equipment. The amounts and percentages of net sales from continuing operations of these product classes for the last three fiscal years were as follows:

                                   1999              1998*           1997*
                             -------------     --------------   -------------
     Product Class:                        (Dollars in millions)
             Supplies        $111.6    82%     $108.5     78%   $106.9    78%
             Equipment         25.0    18%       30.2     22%     30.3    22%
                             ------   ---      ------    ---    ------   ---
             Total           $136.6   100%     $138.7    100%   $137.2   100%
                             ======   ===      ======    ===    ======   ===

     *Reclassified for comparative purposes.

The Company's graphics products are used largely by picture framers, graphic artists, display designers and photo laboratories, and include a range of board products consisting of: BIENFANG brand foam boards (which constitute a significant portion, less than 45%, of supplies products) and BIENFANG brand project display boards; and a full line of mounting and finishing solutions sold under the SEAL brand name.

The Company consistently has sought to expand its graphics business primarily through acquisitions of complementary businesses and of distribution rights to complementary products manufactured by others, through internal product development, and through broadened distribution. Major graphics products introduced during the last several fiscal years include: the PROSEAL brand finish system, a low-cost, one-step method of mounting and laminating digital images; the AQUASEAL brand line of innovative, low-cost lamination products; MIGHTY CORE, a heavy duty foam board; SINGLE STEP adhesive coated BIENFANG brand foam board; BIENFANG brand project display boards; SHOWTIME brand portable display products; IMAGE brand large format laminators; GARDIAN brand outdoor protective laminates and adhesives; and PRINT MOUNT brand pressure sensitive adhesives.


(3) Trademark of Conte S. A.
(4) Trademark of The Coca-Cola Company.

In fiscal 1999, the Company acquired Axiom Graphics Manufacturing, Inc., a California-based manufacturer, distributor, and marketer of wet transfer lamination equipment and liquid laminates. This acquisition will enable the Company to be a complete supplier of finishing solutions and to take advantage of the growth in the outdoor sign market. In 1997, the Company acquired Sallmetall B.V., a Dutch company, whose operations involve the design and assembly of laminating equipment and related adhesive film coating manufacturing. This acquisition has further strengthened the Company's position as a leading global supplier of print finishing systems and expanded its capacity in the growing market for wide format short-run digital imaging. See
Note 5 of the Notes to Consolidated Financial Statements.

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

Traditionally, the Company's graphics products have been distributed primarily through wholesalers (framing, photomounting), general consumer-oriented retail outlets (primarily office product superstores and chain stores) and industrial concerns (photo labs, screen printers). Over the last several years, consumer-oriented retail outlets have become an increasingly important distribution channel for the Company's graphics products.

Sales and Marketing

General

The Company has more than 6,500 active customers, the ten largest of which accounted for approximately 39% of its sales in fiscal 1999. Three of these ten largest customers were office products superstore chains. The largest single customer accounted for 8% of total sales for that year. There is a continuing trend toward consolidation of wholesalers, dealers and superstores, particularly in the office products market. This has resulted in an increasing percentage of the Company's sales being attributable to a smaller number of customers with increased buying and bargaining power. This increase in bargaining power is likely to lead to lower selling prices for the Company's office supplies products and board products sold to office products superstores.

Because most of the Company's sales are made from inventory, the Company generally operates without a significant backlog. The Company's sales generally are not subject to significant seasonal fluctuations. See Note 17 of the Notes to Consolidated Financial Statements herein.

Domestic Operations

Domestic marketing of the Company's consumer products and graphics products is effected principally through three separate sales forces, one each for consumer products, graphics, and mass market. The sales forces are comprised principally of the Company's own salespeople and independent manufacturers' representatives.

The Company currently maintains its primary domestic distribution operations in Beacon Falls, Connecticut, and Sun Prairie, Wisconsin, for graphics products; and in Statesville, North Carolina, for both consumer and graphics products. As part of the 1999 restructuring plan, the Company intends to consolidate its Beacon Falls, Connecticut, manufacturing and distribution operations with its Statesville, North Carolina, and Sun Prairie, Wisconsin, facilities during fiscal 2000.

Foreign Operations

The Company distributes its products in more than 60 foreign markets primarily through its own sales force and through independent sales agents and distributors.

Sales of consumer products and graphics products represented approximately 60% and 40%, respectively, of the Company's export sales in fiscal 1999, with BOSTON brand electrical and mechanical pencil sharpeners, X-ACTO brand knives and blades, BIENFANG brand paper and foam board products, and SEAL brand mounting and finishing solutions products accounting for the major portion of these sales.

Sales from foreign operations in Europe consisted primarily of graphics products. See Note 18 of the Notes to Consolidated Financial Statements herein for further information concerning the Company's foreign operations.

The Company maintains distribution operations in Ontario, Canada; Basildon, England; Raalte, Netherlands; and Hong Kong. As part of the 1999 restructuring plan, the Company intends to outsource its European distribution activities and to close its Hong Kong distribution operation in fiscal 2000.

Foreign operations are subject to the usual risks of doing business abroad, particularly currency fluctuations and foreign exchange controls, as well as to general economic conditions. At the present time, the Company is experiencing some general softness in demand for its products in Asia and Latin America, primarily as a result of the current economic situation there. Management is uncertain, at this point, as to the extent that the unsettled conditions in Asia and Latin America will affect the Company's business in the future. See Item 7 herein. See also Note 1 of the Notes to Consolidated Financial Statements herein for information concerning hedging.

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

The Company customarily has more than one source of supply for its critical raw materials and component parts, and its businesses have not been materially hindered by shortages or increased prices of such items. The Company's raw material cost increases have remained below the rate of inflation for the past several years; however, there can be no assurances that this trend will continue. See Item 7 herein.

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

Trademarks, Patents and Licenses

The Company's business is not dependent, to a material extent, upon any patents. However, the Company regards its many trademarks as being of substantial value in the marketing of its various products including particularly BOSTON(R), X-ACTO(R), BIENFANG(R) and SEAL(R). The following additional trademarks, some of which are mentioned in this report, are owned by the Company: AQUASEAL(TM), CLASSIC STANDUP STAPLER(TM), DELUXE STANDUP STAPLER(TM), FLOOR GUARD(R), GARDIAN(R), GRIP STANDUP STAPLER(TM), IMAGE(R), JET GUARD(TM), MIGHTYCORE(TM), PALM STANDUP STAPLER(TM), PAINTERS(R), POWERHOUSE(TM), PRINT GUARD(R), PRINT MOUNT(R), PROSEAL(TM), SHOWTIME(R), SINGLE STEP(R), and STAND-UP(R).

As previously indicated, the Company also has been granted exclusive distribution rights in designated territories with respect to various products, including CONTE drawing products and RAPID manual and electric stapling machines. Such rights customarily are granted for limited periods, after which they expire or may be terminated at the option of the grantor. The Company's distribution rights generally are of limited duration (the longest usually not exceeding approximately seven years) and may be terminated or expire, in certain cases, with as little as approximately six months' notice from the grantor of such rights. While the Company's business is not dependent upon any of these distribution rights (no line of such distributed products having accounted for as much as 3% of the Companys net sales in fiscal 1999), the loss of the right to market certain products could have an adverse effect on the Company's profitability.

Effective September 1, 1999, Schwan-STABILO Schwanhausser GmbH & Co. terminated its distribution agreement between them and the Company. Sales of Schwan-STABILO products in fiscal 1999 were less than 10% of the Company's office supplies products sales and less than 5% of its total consumer products sales.

Research and Development

During fiscal 1999, the Company spent approximately $4.0 million on Company-sponsored research and development, as compared with approximately $3.3 million in fiscal 1998 and $3.3 million in fiscal 1997.

Personnel

As of January 2000, the Company had approximately 1,300 full-time employees.

Environmental Matters

Prior to the Company's acquisition of Seal Products, Inc. ("Seal") from Bunzl plc in 1990, it was discovered that some hazardous waste materials had been stored at Seal's premises, then located in Naugatuck, Connecticut. In compliance with applicable state law, this environmental condition was reported to the Connecticut Department of Environmental Protection by Bunzl. Seal, which now is a subsidiary of the Company, may be partially responsible under law for the environmental conditions on the premises and any liabilities resulting therefrom. However, in connection with the Company's acquisition of Seal, Bunzl agreed to take responsibility for correcting such environmental conditions and to indemnify Seal and the Company for resulting liabilities, subject to certain limitations. Bunzl is continuing the process of remediating these environmental conditions. A substantial portion of the remediation has been completed, although testing is continuing.

The Company is also involved on a continuing basis in monitoring its compliance with environmental laws and in making capital and operating improvements necessary to comply with existing and anticipated environmental requirements. Despite its efforts, the Company has been cited for occasional violations or alleged violations of environmental laws or permits and on several occasions has been named as a potentially responsible party for remediation of sites. Expenses incurred by the Company to date relating to violations of and compliance with environmental laws and permits and site remediation have not been material. While it is impossible to predict with certainty, management currently does not foresee such expenses in the future as having a material effect on the Company's business, results of operations or financial condition. See Note 14 of the Notes to Consolidated Financial Statements herein.

Item 2. Properties

The Company presently maintains its principal executive offices at One Commerce Square, 2005 Market Street, Philadelphia, PA 19103 in approximately 56,000 square feet of leased space under a sublease expiring in 2002. The following table sets forth information with respect to certain of the other facilities of the Company:

Industry        Primary                                  Approximate          Owned or
segment         function        Location                 size                 leased
-------         --------        --------                 ----                 ------

Graphics        Manufacturing   Statesville, NC          219,000 sq. ft.      (1)
Products        & Offices                                bldg. on
                                                         13 acres

                Manufacturing,  Beacon Falls, CT         66,000 sq. ft.       Leased
                Distribution,                            bldg. on             (exp. 2007)
                & Offices                                3 acres

                Manufacturing   Basildon, England        64,000 sq. ft.       Owned
                & Offices                                in two bldgs.
                                                         on 3 acres

                Manufacturing   Basildon, England        57,000 sq. ft.       Leased
                                                         on 3 acres           (exp. 2022)

                Manufacturing,  Raalte,                  90,000 sq. ft.       Owned
                Distribution,   Netherlands              in two bldgs.
                & Offices                                on 3 acres

Consumer        Manufacturing   Statesville, NC          218,000 sq. ft       Owned
Products        & Offices                                bldg. on
and Graphics                                             16 acres
Products
                Distribution    Statesville, NC          320,000 sq. ft.      Leased
                & Offices                                bldg.                (exp. 2005)

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


In connection with the 1999 restructuring plan, the Company intends to consolidate its Beacon Falls, Connecticut, facility into one of its Statesville, North Carolina, facilities and vacate one of its Raalte, Netherlands, facilities. Subject to the preceding sentence, the Company believes that the above facilities generally are adequately utilized and suitable for the Company's present needs.

Item 3. Pending Legal Proceedings

The Company is not aware of any material pending legal proceedings involving the Company or its subsidiaries other than as discussed below. See Note 14 of the Notes to Consolidated Financial Statements herein and Item 1 -- "Environmental Matters" herein.

The Company has been sued for patent infringement with respect to one of its minor products. After a jury trial, the U.S. District in the Western District of Wisconsin entered judgment against the Company in this matter and awarded damages to the plaintiffs in the amount of $3.3 million, plus interest and costs. The verdict has been appealed, and a decision of the Court of Appeals is expected within the relatively near future. The Company and its patent legal counsel believe that the verdict against the Company in the trial court was incorrect and that it will be reversed on appeal. Accordingly, the Company has not recorded any liability in its financial statements associated with this judgment. However, there can be no assurance that the Company will prevail in this matter. In the event of an unfavorable final judgment against the Company, management believes that it will not have a material impact on the Company's financial position, but could have a material effect on quarterly or annual results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year covered by this report.

Additional Information

The following information is furnished in this Part I pursuant to Instruction 3 to Item 401(b) of Regulation S-K:

Executive Officers of the Company

Name                    Age         Position
----                    ---         --------
Donald L. Thompson      58    Chairman of the Board,
                              President and Chief Executive Officer

John W. Carney          56    Vice President, General Manager Graphics Products

William E. Chandler     56    Senior Vice President, Finance;
                              Chief Financial Officer, and Secretary

James P. Machut         53    Vice President, Operations/
                              Supply Chain Logistics Worldwide

W. Ernest Precious      58    Executive Vice President, Corporate Development

Eugene A. Stiefel       52    Vice President, Information Services

The executive officers of the Company customarily are elected annually by the Board of Directors to serve, at the pleasure of the Board, for a period of one year or until their successors are elected. All of the executive officers of the Company, except for Mr. Thompson and Mr. Machut, have served in varying executive capacities with the Company for over five years.

Mr. Thompson joined the Company and was elected an executive officer in June 1996 after 23 years at Avery Dennison Corporation, where he served in a variety of positions, the most recent as Group Vice President of the Office Products business.

Mr. Machut was elected an executive officer of the Company in December 1999. He joined the Company in July 1992 and served as Vice President of Purchasing prior to his most recent position as Vice President of Operations/Supply Chain Logistics Worldwide.
                              --------------------
For the purposes of calculating the aggregate market value of the common shares of the Company held by nonaffiliates, as shown on the cover page of this report, it has been assumed that all the outstanding shares were held by nonaffiliates except for the shares held by directors and executive officers of the Company. However, this should not be deemed to constitute an admission that all directors and executive officers of the Company are, in fact, affiliates of the Company, or that there are not other persons who may be deemed to be affiliates of the Company. Further information concerning shareholdings of executive officers, directors and principal shareholders is included in the Company's definitive proxy statement filed or to be filed with the Securities and Exchange Commission.

                                    PART II

Item 5. Market for the Registrants Common Stock and Related Stockholder Matters

The Company's common shares are traded on the New York Stock Exchange (trading symbol "HUN"). The following table sets forth the high and low quarterly sales prices of the Company's common shares during the two most recent fiscal years (all as reported by The Wall Street Journal):

                                               Fiscal Quarter
                                                   1999
                                  -------------------------------------------
                                  First     Second       Third         Fourth
                                  -----     ------       -----         ------
High                             $14 3/16      $12         $12 1/16     $9 1/8
Low                                9 1/4         9 7/16      8 1/8       6 5/8

                                               Fiscal Quarter
                                                   1999
                                  -------------------------------------------
                                  First     Second       Third         Fourth
                                  -----     ------       -----         ------
High                             $23 11/16   $25 3/16     $23 13/16     $16 5/16
Low                               21  5/16    22 5/8       16            12 3/8

See Note 13 of the Notes to Consolidated Financial Statements herein for information concerning certain Rights which were distributed by the Company to shareholders and which currently are deemed to be attached to the Company's common stock.

As of February 1, 2000, there were over 600 record holders of the Company's common shares, which number does not include shareholders whose shares were held in nominee name.

During the past two fiscal years, the Company has paid regular quarterly cash dividends on its common shares at the following rates per share: 1999 -- $.1025 per quarter and 1998 -- $.1025 per quarter. Certain of the Company's credit agreements contain representations, warranties, covenants and conditions, the violation of which could result in restrictions on the Company's present and future ability to pay dividends. There can be no assurance however, as to the payment or the amount of future dividends, since they depend on the Company's earnings, financial condition and other factors. See Note 9 of the Notes to Consolidated Financial Statements herein.

During fiscal 1999, the Company issued from its Treasury an aggregate of 13,199 unregistered common shares as awards and grants under its non-employee director compensation plan. Registration of such shares was not required because their issuance did not involve a "sale" under Section 2(3) of the Securities Act of 1933, or, alternatively, their issuance was exempt pursuant to the private offering provisions of that Act and the rules thereunder.

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

                                                                         Year Ended
                                        -----------------------------------------------------------------------
                                        Nov. 28,        Nov. 29,        Nov. 30,        Dec. 1,        Dec. 3,
(In millions, except per share data)    1999(1)         1998(2)         1997(3)         1996(4)         1995(5)
                                        -------         -------         -------         -------         -------

Net sales                               $244.8          $246.6           $259.5         $264.5           $253.6
Income (loss) from
        continuing operations            6.4              11.6             (6.1)          10.5             11.9
Income  (loss) from continuing
operations per common share(6):
        Basic                            .61              1.04             (.55)           .91              .74
        Diluted                          .61              1.01             (.55)           .89              .74
Total assets                           179.6             186.9            209.5          175.7            182.8
Long-term debt                          56.6              57.7             54.1           64.6              3.6
Cash dividends declared per share        .41               .41              .38            .38              .38

(1) In fiscal 1999, the Company recorded a charge for the 1999 restructuring plan of approximately $4.0 million after taxes ($.39 per share). In addition, the Company reduced by $.4 million after taxes ($.04 per share) some of its reserves established in connection with the Company's implementation of its 1997 strategic plan and reduced by $.3 million after taxes ($.03 per share) some its reserves in connection with its 1997 business divestitures.

(2) In fiscal 1998, the Company on a net basis reduced by $1.9 million after taxes ($.16 per share) some of its reserves established in connection with the implementation of the strategic plan during fiscal 1997. In addition, the Company reduced by $.5 million after taxes ($.04 per share) some of its reserves established in connection with its 1997 business divestitures (excluding the Bevis office furniture business which is presented as a discontinued operation in the Company's Consolidated Financial Statements).

(3) In fiscal 1997, the Company recorded a charge for the 1997 strategic plan of approximately $18.5 million after taxes ($1.61 per share) and other related costs of $2.2 million after taxes ($.19 per share) and recorded a net gain on sales of divested businesses (excluding the discontinued business) of $2.5 million after taxes ($.22 per share).

(4) In fiscal 1996, the Company recorded a charge for anticipated costs related to the relocation and consolidation of certain manufacturing and distribution operations to income from continuing operations of approximately $.3 million after taxes ($.02 per share).

(5) In fiscal 1995, the Company recorded a charge for anticipated costs relating to organizational changes and relocation and consolidation of operations to income from operations of approximately $3.5 million after taxes ($.22 per share).

(6) The average common shares outstanding (diluted) during fiscal years 1995 through 1999 were as follows:

                             1995 16,175,000 shares
                             1996 11,677,000 shares
                             1997 11,079,000 shares
                             1998 11,556,000 shares
                             1999 10,493,000 shares

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements contained in this report are forward-looking statements. Such forward-looking statements represent management's assessment based upon information currently available, but are subject to risks and uncertainties which could cause actual results to differ materially from those set forth in the forward-looking statements. These risks and uncertainties include, but are not limited to, the Company's ability to successfully complete the implementation, and realize the anticipated growth and other benefits, of its restructuring and strategic plans on a timely basis; the effect of, and changes in, worldwide general economic conditions; technological and other changes affecting the manufacture of and demand for the Company's products; competitive and other pressures in the marketplace; the possible impact of Year 2000 issues; the outcome of litigation in which the Company is engaged (including those referenced in Item 3 of this report); and other risks and uncertainties set forth herein and as may be set forth in the Company's subsequent Forms 10-Q and 8-K filings with the Securities and Exchange Commission.

Restructuring Plans and Related Matters

In October 1999, the Company's Board of Directors approved and the Company announced a comprehensive reorganization and restructuring plan (the "1999 restructuring plan"), which resulted in the recognition of restructuring charges totaling $6.2 million pre-tax ($.39 per share) in the fiscal 1999 fourth quarter. (Note: All earnings per share amounts included in Management's Discussion and Analysis are presented on an after-tax diluted basis.) These restructuring charges are classified as restructuring and other in the accompanying Consolidated Statements of Income. The restructuring charges include employee severance costs ($2.6 million), recognition of future lease obligations ($1.8 million), fixed asset writedowns ($1.6 million), and other related costs. Approximately 74% of the fiscal 1999 restructuring charge is for cash items, of which $4.4 million remains accrued in the accompanying Consolidated Balance Sheet at November 28, 1999.

The major components of the 1999 restructuring plan include creating manufacturing centers of excellence, outsourcing the Company's European distribution activities and consolidating its U.S. distribution activities, and focusing its product offering and marketing efforts. Creating manufacturing centers of excellence is expected to result in consolidated manufacturing operations in both Europe and the U.S. These actions are intended to eliminate redundancies and reduce fixed costs. The Company also plans to outsource and consolidate some of its distribution activities, which is expected to improve customer service, utilize space more efficiently, and reduce capital investment and operating costs. The Company's focus on its product offering and marketing efforts is expected to reduce operating costs, improve margins and inventory turns, and ultimately, provide the foundation for further sales growth of the Company's Graphics Products business. These actions will result in the elimination of more than 150 positions, a few of which were eliminated during fiscal 1999.

In addition to the restructuring charges of $6.2 million recognized in fiscal 1999, the Company expects to spend approximately $3.0 million, primarily in fiscal 2000, for implementation costs. These implementation costs will include employee retention bonuses, employee relocation expenses, employee outplacement expenses, equipment relocation expenses, and other related costs and will be expensed as they are incurred. Capital expenditures related to the 1999 restructuring plan are expected to total approximately $1.8 million.

The expected pre-tax cost savings to be generated from the 1999 restructuring plan are expected to be approximately $1.1 million in fiscal 2000 and are expected to grow to $4.0 million in fiscal 2001 and $4.4 million per year thereafter. Although the Company expects realization of such future cost savings, there can be no assurance that they will be achieved.

In April 1997, the Company initiated a new strategy for growth and restructuring (the "1997 strategic plan") designed to restore higher levels of sales growth and profitability and to reduce its cost structure. The key initiatives of the 1997 strategic plan were focused on a significant reduction of the Company's stock keeping units, rationalization of manufacturing and warehouse facilities, and a major restructuring of its administrative and marketing and selling functions.

Total restructuring charges recognized in fiscal 1997, in connection with the 1997 strategic plan, were $26.8 million pre-tax ($1.61 per share). This charge to restructuring included employee severance costs ($4.1 million), inventory writedowns and returns ($8.2 million), fixed and intangible asset writedowns ($7.9 million), recognition of future lease obligations ($3.3 million), and other related costs.

The Company has substantially completed the implementation of its 1997 strategic plan. Approximately $.9 million remains accrued in the accompanying Consolidated Balance Sheets at November 28, 1999. This accrual relates largely to contractual lease commitments with the expectation that all spending will be substantially completed by the end of fiscal 2001.

During fiscal 1999, the Company reduced by $.6 million pre-tax ($.04 per share) some of its reserves established in connection with the Company's implementation of its 1997 strategic plan. This reserve reduction related primarily to a final resolution of lease obligations for a vacated facility and to lower than expected severance costs.

During fiscal 1998, the Company, on a net basis, reduced some of its restructuring reserves by $2.9 million pre-tax ($.16 per share), a portion of which is included in cost of sales ($1.4 million pre-tax). This reserve reduction related primarily to lower than expected severance costs ($1.1 million), inventory returns ($1.4 million), decisions not to vacate certain leased facilities ($.6 million), and other related costs ($1.0 million) in connection with the Company's implementation of its 1997 strategic plan, partially offset by additional restructuring charges in connection with the consolidation of the graphics and substrates business units in fiscal 1998 relating principally to employee severance costs ($1.2 million).

In connection with the Company's 1997 strategic plan, during fiscal 1997 the Company sold its Lit-Ning Products business (office supplies), its Hunt Data Products' MediaMate and Calise brand products (office supplies), and its Speedball brand art products (art supplies). In addition, in mid-November 1997, the Company sold its Bevis office furniture business, which is presented as a discontinued operation in the accompanying Consolidated Statements of Income and Notes to Consolidated Financial Statements. (See Note 4 of the Notes to Consolidated Financial Statements.) The following discussion is on a continuing operations basis.

During fiscal 1999, the Company reduced by $.5 million pre-tax ($.03 per share) some of its reserves established with respect to its 1997 business divestitures. This reserve reduction was principally related to lower than expected inventory returns.

During fiscal 1998, the Company reduced by $.7 million pre-tax ($.04 per share) some of its reserves in connection with its 1997 business divestitures. This reserve reduction was principally related to lower than expected inventory returns.

In addition, the Company reduced in fiscal 1998 by $.7 million pre-tax ($.04 per share) some of the reserves established in connection with its 1997 disposal of the Bevis discontinued business. This reduction was largely attributable to lower than expected costs associated with accruals, primarily for accounts receivable and fixed assets, established at the time of the divestiture.

See the charts under "Comparison of Fiscal 1999 vs. 1998" below for information concerning the effects of the restructuring charges and reductions on reported operating results.

As a result of the above divestitures, including the discontinued Bevis business, an aggregate of approximately $100 million of revenue on an annualized basis and related profit will not be available to the Company going forward. Management believes a critical part of the 1997 strategic plan and the 1999 restructuring plan is to offset these revenue and earnings losses through increased focus on the Company's graphics products in the high-growth digital imaging and sign and display markets, through leveraging the Company's brand strength in consumer products, from internal new product development, and through acquisitions. Also, management believes improved manufacturing processes, rationalization of distribution facilities, and savings in administrative, marketing, and selling support areas will help offset these losses.

Comparison of Fiscal 1999 vs. 1998

Net Sales. Net sales from continuing operations decreased .7% to $244.8 million in fiscal 1999 from $246.6 million in fiscal 1998. This sales decrease was primarily the result of lower net selling prices, partially offset by higher unit volume, particularly from broader distribution in current sales channels, expanded placement of existing products, and introduction of new products.

Consumer products sales of $108.2 million for fiscal 1999 increased .3% from fiscal 1998 sales of $107.9 million. This increase was due largely to broader distribution in current sales channels, expanded placement of existing products and the introduction of new products, partially offset by lower net selling prices, and lower sales of X-Acto brand products. Export sales of consumer products decreased 12.1% in fiscal 1999 from fiscal 1998, principally due to lower sales in Latin America.

Graphics products sales of $136.6 million for fiscal 1999 decreased 1.5% from fiscal 1998 sales of $138.7 million. This decrease was primarily due to lower sales of laminating equipment products (down 17.1%), partially offset by higher sales of mounting and laminating supplies products (up 2.9%) and board products (up 2.6%). The decrease in laminating equipment product sales was due largely to significantly lower demand for high-end equipment products and to continued softness in demand in Asia and Latin America. Export sales of graphics products decreased 4.8% in fiscal 1999 from prior year. Foreign sales of graphics products decreased 4.9% in fiscal 1999 from fiscal 1998, due largely to lower sales of laminating equipment (down 21.7%) and to decreases in the values of the British pound sterling and Dutch guilder, partially offset by higher sales of mounting and laminating supplies products. Management is uncertain as to the extent that the unsettled conditions in Asia and Latin America will affect the Company's business in the future. In addition, the Company is uncertain if the softness in demand for high-end laminating equipment products will continue in the future. As a result, management has begun focusing its efforts in the lower end of the laminating equipment market.

The following tables provide a comparison of the Company's reported results and the results excluding restructuring related items for fiscal years 1999 and 1998:

                                                                                1999
                                                     -----------------------------------------------------
                                                     Gross        Income from           Net       Per Share
(Dollars in millions except per share amounts)       Profit       Operations           Income       Amount
                                                     ------       ----------           ------       ------
Reported results                                     $92.9          $12.0               $6.4         $ .61
1999 restructuring costs                                --            6.2                4.0           .39
Reversals of accruals of 1997 strategic plan            --            (.6)               (.4)         (.04)
Gain on sale of business divestitures                   --            (.5)               (.3)         (.03)
                                                    ------          -----              -----         -----
Results excluding restructuring related items        $92.9          $17.1               $9.7*        $ .93*




                                                                                1998
                                                     -----------------------------------------------------
                                                     Gross        Income from           Net       Per Share
(Dollars in millions except per share amounts)       Profit       Operations           Income       Amount
                                                     ------       ----------           ------       ------
Reported results                                     $94.8          $19.3              $12.1         $1.05
Reversals of accruals of 1997 strategic plan          (1.4)          (2.9)              (1.9)         (.16)
Gain on sale of business divestitures                   --            (.7)               (.5)         (.04)
Gain on sale of discontinued operations                 --             --                (.5)         (.04)
                                                    ------          -----              -----         -----
Results excluding restructuring related items        $93.4          $15.7               $9.2          $.81

* Net income and per share amount were favorably impacted by a decrease in the Company's effective tax rate from 34.4% in fiscal 1998 to 29.2% in fiscal 1999, primarily as a result of resolution of certain prior years tax exposures (see Note 10 of the Notes to Consolidated Financial Statements). In addition, per share amount was favorably impacted by lower average common shares outstanding as a result of the Company's stock repurchase program (average common shares outstanding diluted were 10,493,000 and 11,556,000 in fiscal 1999 and 1998, respectively).

Gross Profit. The Company's gross profit margin decreased slightly to 38.0% of net sales in fiscal 1999 from 38.4% in fiscal 1998. This decrease was primarily the result of a $1.4 million special credit recorded in cost of sales in fiscal 1998 in connection with the Company's 1997 strategic plan, previously discussed. Excluding the effect of this special credit, the gross profit percentage for fiscal 1998 would have been 37.9%. The slight increase in fiscal 1999 over the fiscal 1998 gross profit percentage, before special credit, was due to the net result of favorable production efficiencies and favorable customer and product mix, partially offset by lower net selling prices. The gross margin percentages for foreign sales were 27.2% in fiscal 1999 and 22.2% in fiscal 1998. Management expects the pressure on net selling prices attributable to the growing bargaining power of the Company's largest customers, such as office products superstores, to continue. The Company's raw material cost increases have remained below the rate of inflation for the past several years; however, management is uncertain how long this will continue.

Selling, Administrative, and General Expenses. Selling, administrative, and general expenses decreased $1.7 million, or 2.1%, in fiscal 1999 from the previous year. This decrease was largely attributable to lower promotional advertising and packaging development costs, lower discretionary marketing spending, and lower professional services expenses. These decreases were partially offset by higher research and development expenses ($4.0 million in fiscal 1999 versus $3.3 million in fiscal 1998) and a $1.0 million special performance award for Company employees.

Restructuring and Other. The Company recorded pre-tax special charges of $6.2 million pre-tax ($.39 per share) in connection with the Company's 1999 restructuring plan previously discussed. All of this special charge is included in restructuring and other in the accompanying Consolidated Statements of Income. The cash and non-cash portions of the special charges in fiscal 1999 were $4.6 million and $1.6 million, respectively, and include employee severance ($2.6 million), future lease obligations ($1.8 million), fixed asset writedowns ($1.6 million), and other related costs.

In addition, during fiscal 1999, the Company reduced by $.6 million pre-tax ($.04 per share) some of its reserves established in connection with its 1997 strategic plan. This reserve reduction related primarily to a final resolution of lease obligations for a vacated facility and to lower than expected severance costs.

The Company also reduced, during fiscal 1999, by $.5 million pre-tax ($.03 per share) some of its reserves with respect to its 1997 business divestitures. The reserve reduction was principally related to lower than expected inventory returns.

During fiscal 1998, the Company, on a net basis, reduced by $2.9 million pre-tax ($.16 per share), a portion of which is included in cost of sales ($1.4 million), some of its restructuring reserves. This reserve reduction related primarily to lower than expected employee severance costs ($1.1 million), inventory returns ($1.4 million), decisions not to vacate certain leased facilities ($.6 million), and other related costs ($1.0 million) in connection with the Company's implementation of its 1997 strategic plan, partially offset by additional restructuring charges in connection with the consolidation of the graphics and substrates business units in fiscal 1998 related principally to employee severance costs ($1.2 million).

In addition, during fiscal 1998, the Company reduced by $.7 million pre-tax ($.04 per share) some of its reserves in connection with its 1997 business divestitures. This reduction was principally related to lower than expected inventory returns.

(See Note 3 of the Notes to Consolidated Financial Statements.)

Interest Expense. Interest expense increased to $4.5 million in fiscal 1999 from $4.3 million in fiscal 1998 due to lower interest capitalized in fiscal 1999.

Interest Income. Interest income decreased $1.1 million in fiscal 1999 from fiscal 1998 due to lower average cash balances.

Provision for Income Taxes. The Company's effective tax rate from continuing operations decreased to 29.2% in fiscal 1999 from 34.4% in fiscal 1998, primarily due to resolution of certain prior years' tax exposures. (See Note 10 of the Notes to Consolidated Financial Statements.)

Comparison of Fiscal 1998 vs. 1997

Net Sales. Net sales from continuing operations decreased 5.0% to $246.6 million in fiscal 1998 from $259.5 million in fiscal 1997 largely due to the divestitures of the Lit-Ning, Hunt Data Products, and Speedball brand art products businesses and, to a lesser extent, to lower sales of other products rationalized during fiscal 1997. Excluding the divested businesses, net sales of retained businesses would have increased 3.7% over fiscal 1997. This sales increase was primarily the result of higher unit volume, particularly from new products and broader distribution in existing sales channels, partially offset by lower net selling prices.

Consumer products sales of $107.9 million for fiscal 1998 decreased 12% from fiscal 1997 sales of $122.3 million. This decrease was principally attributable to lower sales of art supplies (down 23%) and office supplies (down 6%), largely from lower sales of products targeted for rationalization; to the divestiture of the Speedball brand art products; and to lower sales of X-Acto brand products. Excluding the divested businesses and products rationalized, consumer products net sales would have increased 4.8% over fiscal 1997. This sales increase was attributable primarily to the introduction of new products, expanded placement of existing products, and broader distribution in current sales channels. Export sales of consumer products decreased 20% in fiscal 1998 as compared to fiscal 1997, primarily due to lower sales in Canada and Latin America, resulting principally from the decrease in the value of the Canadian dollar and to general softness in demand as a result of current economic conditions in Latin America.

Graphics products sales increased 1.1% to $138.7 million in fiscal 1998 from $137.2 million in fiscal 1997. This sales increase was attributable to higher sales of supplies products (up 1.5%), partially offset by lower laminating equipment products sales (down .3%). The increase in supplies products was due principally to higher sales of mounting and laminating supplies to the wide format digital imaging market, and to higher sales of board products (i. e., project display board). The decrease in laminating equipment products sales was due primarily to softness in demand for such products in Asia and Latin America, partially offset by higher sales in the U.S. Export sales of graphics products remained essentially unchanged in fiscal 1998 from fiscal 1997. Foreign sales of graphics products also were essentially unchanged in fiscal 1998 from 1997, with higher sales of supplies products offset by lower sales of laminating equipment. Changes in currency exchange rates from year to year had an insignificant impact on foreign sales in fiscal 1998.

Gross Profit. The Company's gross profit margin increased to 38.4% of net sales in fiscal 1998 from 36.3% in fiscal 1997. This increase was primarily the net result of the $1.4 million special credit and the $8.2 million special charge recorded in cost of sales in fiscal years 1998 and 1997, respectively, in connection with the 1997 strategic plan previously discussed. Excluding the effect of these special items, the gross profit percentages for fiscal 1998 and 1997 would have been 37.9% and 39.4%, respectively. The decrease in gross profit percentage, before special items, was largely attributable to inventory reductions in fiscal 1997, which resulted in liquidation of certain LIFO inventories carried at lower costs prevailing in prior years, start-up costs incurred in fiscal 1998 related to the Company's new foam board facility in the United Kingdom, unfavorable overhead absorption as a result of lower than expected sales, lower net selling prices, and changes in customer and product mix. These higher costs in 1998 were partially offset by the cost saving initiatives undertaken as a part of the implementation of the 1997 strategic plan. The gross profit percentages for foreign sales were 22.2% in fiscal 1998 and 26.4% in fiscal 1997 (27.2% excluding the effect of special items).

Selling, Administrative, and General Expenses. Selling, administrative, and general expenses decreased $5.3 million, or 6.4%, in fiscal 1998 from the previous year. The decrease was largely attributable to lower management incentive compensation costs ($3.3 million pre-tax); the inclusion in fiscal 1997 of consulting fees related to the Company's strategic assessment of its operations ($1.2 million pre-tax); and the capitalization of costs ($.6 million pre-tax) in fiscal 1998 in connection with the adoption of Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Such costs were previously expensed. These decreases were partially offset by legal expenses principally related to patent infringement litigation ($1.1 million) in which the Company is engaged and to higher freight, promotion, and packaging costs.

Restructuring and Other. During fiscal 1998, the Company, on a net basis, reduced by $2.9 million pre-tax ($.16 per share), a portion of which is included in costs of sales ($1.4 million), some of its restructuring reserves. This reserve reduction related primarily to lower than expected employee severance costs ($1.1 million), inventory returns ($1.4 million), decisions not to vacate certain leased facilities ($.6 million), and other related costs ($1.0 million) in connection with the Company's implementation of its strategic plan during fiscal 1997, partially offset by additional restructuring charges in connection with the consolidation of the graphics and substrates business units in fiscal 1998, relating principally to employee severance costs ($1.2 million).

In addition, during fiscal 1998, the Company reduced by $.7 million pre-tax ($.04 per share) some of its reserves in connection with its 1997 business divestitures. This reduction was principally related to lower than expected costs associated with accruals, primarily for inventory returns, established at the time of the respective divestiture.

During fiscal 1997, the Company recorded pre-tax special charges of $26.8 million ($1.61 per share) in connection with the Company's 1997 strategic plan previously discussed. Approximately $18.6 million ($1.12 per share) of the fiscal 1997 special charges are included in restructuring and other in the accompanying Consolidated Statements of Income and include employee severance costs ($4.1 million), fixed and intangible asset writedowns ($7.9 million), lease obligations ($3.3 million), and other related costs. In addition, during fiscal 1997, the Company realized a net gain on business divestitures of $3.7 million pre-tax ($.22 per share).

Interest Expense. Interest expense decreased to $4.3 million in fiscal 1998 from $4.9 million in fiscal 1997 due to lower average debt borrowings in fiscal 1998.

Interest Income. Interest income increased $2.1 million in fiscal 1998 from fiscal 1997 due to higher average cash balances as a result of the 1997 business divestitures.

Other Income and Expenses. Other income, net of $.2 million in fiscal 1998 versus other expense, net of $.9 million in fiscal 1997 was due principally to a forgiveness of a loan at one of the Company's foreign operations during fiscal 1998.

Provision (Benefit) for Income Taxes. The Company's effective tax rate from continuing operations was 34.4% in fiscal 1998. The Company realized an income tax benefit of $2.7 million in fiscal 1997 relating to the loss from continuing operations resulting primarily from the restructuring charge previously mentioned. The Company's effective tax rate was a 31.0% benefit for fiscal 1997.

Financial Condition

Working capital decreased to $61.4 million at the end of fiscal 1999 from $64.6 million at the end of fiscal 1998. The Company's debt/capitalization percentage was 45% and 43% at the end of fiscal 1999 and 1998, respectively. Funds from operations and available cash balances were sufficient during fiscal 1999 to fund the repurchase of $8.2 million of the Company's common shares, to fund additions to property, plant, and equipment of $4.9 million, to pay cash dividends of $4.3 million, and to make cash payments related to the 1999 restructuring and 1997 strategic plans of $2.1 million.

Current assets decreased to $97.3 million at the end of fiscal 1999 from $99.5 million at the end of fiscal 1998, primarily as a result of lower cash and cash equivalents and inventories, partially offset by higher accounts receivable. The decrease in cash and cash equivalents was largely due to items discussed in the preceding paragraph. The decrease in inventory from $21.6 million at fiscal 1998 year-end to $20.7 million at the end of fiscal 1999 was principally attributable to lower raw materials quantities. Accounts receivable increased to $33.4 million at the end of fiscal 1999 from $31.0 million at fiscal 1998 year-end as a result of higher sales in the last month of fiscal 1999 and to increases in promotional sales with extended payment terms compared to those at the end of fiscal 1998.

Current liabilities of $35.9 million at the end of fiscal 1999 increased from $35.0 million at the end of fiscal 1998. This increase was due largely to the accruals associated with the Company's 1999 restructuring plan and to a $1.0 million special performance award for Company employees, partially offset by lower accounts payable.

The increase in other non-current assets was due to increases in the cash surrender value of officers' life insurance policies relating to the Company's Supplemental Executive Benefits Plan.

Other non-current liabilities decreased to $14.7 million at the end of fiscal 1999 from $15.9 million at the end of fiscal 1998 due to several factors, including a decrease in the minimum pension liability and a reversal of a portion of the 1997 strategic plan accrual related to a lease facility settlement, partially offset by an increase in the Supplemental Executive Benefits Plan liability.

The decrease in the accumulated other comprehensive loss account in stockholders' equity of $1.4 million was due to the effect of unfavorable currency exchange rates for the British pound sterling (the functional currency of the Company's U.K. operations) and the Dutch guilder (the functional currency of the Companys Netherlands operations) of $2.4 million, partially offset by a favorable minimum pension liability adjustment of $1.0 million.

In fiscal 1999 and 1998, the Company repurchased 838,500 and 371,800 shares, respectively, pursuant to its stock repurchase program. During fiscal 1998, the Board of Directors authorized the Company to repurchase up to 750,000 shares of the Company's common stock. In February 1999, the Board of Directors authorized the repurchase of up to an additional 250,000 shares of the Company's common stock. In September 1999, the Board of Directors authorized the Company to purchase up to an additional $5 million of the Company's common shares through September 30, 2000. During fiscal 1999 and 1998, the Company spent $8.2 million and $5.7 million respectively, on its current repurchase program. The average common shares outstanding diluted decreased from 11,556,000 shares in fiscal 1998 to 10,493,000 shares in fiscal 1999.

The Company has a revolving credit agreement of $75 million and a line of credit agreement at one of its foreign operations of 1.5 million British pounds sterling (approximately $2.4 million). There were outstanding borrowings totaling $4.3 million under these credit facilities as of November 28, 1999. Management believes that funds generated from operations, combined with the existing credit facilities, will be sufficient to meet currently anticipated working capital and other capital and debt service requirements. (See Note 9 of the Notes to Consolidated Financial Statements.) Should the Company require additional funds, management believes that the Company could obtain them at competitive costs.

Year 2000 Issues

During fiscal 1999, the Company completed the necessary modifications to its critical systems and applications relating to Year 2000 ("Y2K") issues. The Company also completed its survey of its significant suppliers and customers to assess the Company's vulnerability if these companies were to fail to remediate their Y2K issues. The responses received indicated that the Company's suppliers and customers were aware of the Y2K issue and were implementing all necessary changes prior to the end of calendar year 1999.

The Company also formulated contingency plans to ensure business-critical processes were protected from disruption and will continue to function during and after the year 2000 and to ensure the Company's ability to produce an acceptable level of products and services is safeguarded in the event of failures of external systems and services. The contingency plans included, for example, securing alternative services of supply, possible safety inventory levels, and other back-up procedures.

The Company's costs incurred, to date, in addressing the Y2K issues have not been significant and are being funded through operating cash flows. The total implementation costs (relating principally to new hardware and software) capitalized to date are $5.5 million, which represents substantially all of the capitalized costs to be incurred. These costs not only addressed Y2K issues but also provided for operational efficiencies and cost reductions.

Subsequent to the end of the Company's fiscal year-end, the calendar changed to the year 2000. The business and operations of the Company experienced no material adverse effects from the date change, and the Company has not been notified of any disruptions or failures in the systems of any of its suppliers or customers. There is an on-going risk that Y2K related problems could still occur, and the Company will continue to evaluate these risks. However, the Company currently believes that the Y2K issue will not pose any significant operational problems.

European Monetary Union "Euro"

On January 1, 1999, several member countries of the European Union established fixed conversion rates between their existing sovereign currencies, and adopted the Euro as their new common legal currency. The Euro will trade on currency exchanges and the legacy currencies will remain legal tender in the participating countries for a transition period between January 1, 1999 and January 1, 2002.

During the transition period, cash-less payments can be made in the Euro, and parties can elect to pay for goods and services and transact business using either the Euro or a legacy currency. Between January 1, 2002 and July 1, 2002, the participating countries will introduce Euro notes and coins and withdraw all legacy currencies so that they will no longer be available.

The Euro conversion may affect cross-border competition by creating cross-border price transparency. The Company has assessed its pricing/marketing strategy in order to ensure that it remains competitive in a broader European market. The Company has also assessed its information technology systems to allow for transactions to take place in both the legacy currencies and the Euro and for the eventual elimination of the legacy currencies, and has modified certain existing contracts. The Company's currency risk and risk management for operations in participating countries may be reduced as the legacy currencies are converted to the Euro. Final accounting, tax, and governmental legal and regulatory guidance has been completed. The Company will continue to evaluate issues involving introduction of the Euro. Based on current information and the Company's current assessment, management does not expect that the Euro conversion will have a material adverse effect on its results of operations, financial condition or cash flows.

New Accounting Standards

In April 1998, the Accounting Standards Executive Committee for the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 provides guidance on the financial reporting on start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. The standard is effective for fiscal years beginning after December 15, 1998. Earlier application is encouraged.

In June 1999, the Financial Accounting Standards Board approved issuance of SFAS No. 137, which deferred the effective date of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." Adoption of this statement will now be effective for fiscal years beginning after June 15, 2000.

The adoption of SOP 98-5 and SFAS No. 137 are not expected to have a material impact on the Company's consolidated results of operations, financial position, or cash flows.

Environmental Matters

The Company is involved, on a continuing basis, in monitoring its compliance with environmental laws and in making capital and operating improvements necessary to comply with existing and anticipated environmental requirements. Despite its efforts, the Company has been cited for occasional violations or alleged violations of environmental laws or permits and on several occasions has been named a potentially responsible party for the remediation of sites. Expenses incurred by the Company for all years presented in the accompanying consolidated financial statements relating to violations of and compliance with environmental laws and permits and site remediation have not been material. While it is impossible to predict with certainty, management currently does not foresee such expenses in the future as having a material effect on the Company's business, results of operations, or financial condition. (See Note 14 of the Notes to Consolidated Financial Statements.)

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market Risk

The Company is exposed to various types of market risk in the normal course of business, including the impact of interest rate changes, foreign currency exchange rate fluctuations, and changes in corporate tax rates. The Company employs risk management strategies, including the use of derivatives such as forward exchange contracts. The Company does not hold derivatives for trading purposes. As of November 28, 1999 and November 29, 1998, there were no forward exchange contracts outstanding.

It is the Company's policy to enter into forward exchange contracts transactions only to the extent necessary to achieve the desired objectives of management in limiting the Companys exposure to the various market risks discussed in Items 1 -- "Sales and Marketing" and 7 herein. However, the Company does not hedge all of its market risk exposure in a manner that would completely eliminate the impact of changes in interest rates and foreign exchange rates on the Company's net income. The Company does not expect that the results of operations or financial position will be materially affected by these risk management strategies.

Interest Rate Risk Management

See Item 7 -- "Financial Condition" and Note 9 of the Notes to Consolidated Financial Statements herein.

Foreign Exchange Risk Management

See Item 1 -- "Sales and Marketing" and Note 1 of the Notes Consolidated Financial Statements herein.

Item 8. Financial Statements and Supplementary Data

The Financial Statements and supplementary financial information listed in the index appearing under Item 14(a) 1 & 2 herein, together with the report of PricewaterhouseCoopers LLP thereon, are set forth following the signature pages below.

Item 9. Disagreements on Accounting and Financial Disclosure

Not applicable.


                                    PART III

Incorporated by Reference

The information called for by Item 10, "Directors and Executive Officers of the Registrant" (other than the information concerning executive officers set forth after Item 4 herein); Item 11, "Executive Compensation"; Item 12, "Security Ownership of Certain Beneficial Owners and Management"; and Item 13, "Certain Relationships and Related Transactions" is incorporated herein by reference to the following sections of the Company's definitive proxy statement for its Annual Meeting of Shareholders scheduled to be held April 19, 2000, which definitive proxy statement is expected to be filed with the Commission not later than 120 days after the end of the fiscal year to which this report relates:

Form 10-K Item No.          Proxy Statement Section
------------------          -----------------------

Item 10 Proposal 1. "ELECTION OF DIRECTORS;" "ADDITIONAL INFORMATION -- Section 16(a) Beneficial Ownership Reporting Compliance"

Item 11 Proposal 1. "ELECTION OF DIRECTORS" -- Compensation of Directors;" "ADDITIONAL INFORMATION -- Executive Compensation" (not including "Compensation Committee Report on Executive Compensation")

Item 12 "ADDITIONAL INFORMATION -- Common Share Ownership by Certain Beneficial Owners and Management"

Item 13                     "ADDITIONAL INFORMATION -- Certain Relationships and
                            Related Transactions"

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) Documents filed as part of the Report

        1. Financial Statements:                                   Pages
                Report of Independent Accountants                   F-1

                Consolidated Statements of Income
                for the fiscal years 1999, 1998 and 1997            F-2

                Consolidated Balance Sheets,
                November 28, 1999 and November 29, 1998             F-3

                Consolidated Statements of Stockholders' Equity
                for the fiscal years 1999, 1998 and 1997            F-4

                Consolidated Statements of Comprehensive Income
                for the fiscal years 1999, 1998 and 1997            F-5

                Consolidated Statements of Cash Flows
                for the fiscal years 1999, 1998 and 1997            F-6

                Notes to Consolidated Financial Statements          F-7 - F-29

        2. Financial Statement Schedule:

                Schedule II. Valuation and Qualifying Accounts
                for the fiscal years 1999, 1998 and 1997            F-30

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

        3. Exhibits:

                (3) Articles of incorporation and bylaws:

     (a) Restated Articles of Incorporation, as amended (composite) (incorp. by ref. to Ex. 3(a) to fiscal 1997 Form 10-K) (reference also is made to Exhibit 4(c)(1) below for the Designation of Powers, Preferences, Rights and Qualifications of Preferred Stock).

     (b) By-laws, as amended (incorp. by ref. to Ex. 3(b) to Form 10-Q for quarter ended May 28, 1995).

                  (4) Instruments defining rights of security holders, including indentures:*

                    (a) Note Purchase Agreement dated as of August 1, 1996 between the Company and several insurance companies (incorp. by ref. to Form 10-Q for quarter ended September 1, 1996).

                    (b) (1) Second Amendment and Restatement of Credit Agreement dated as of February 20, 1997 between the Company and NationsBanks, N.A. and other lenders and
                         (2) Third Amendment dated as of April 24, 1998 to Credit Agreement (incorp. by ref. to Ex. 4(b)(1) and 4(b)(2), respectively, to fiscal 1998 Form 10-K).

                    (c) (1) Rights Agreement dated as of August 8, 1990 (including as Exhibit A thereto the Designation of Powers, Preferences, Rights and Qualifications of Preferred Stock), between the Company and Mellon Bank
                         (East), N. A., as original Rights Agent; and (2) Assignment and Assumption Agreement dated December 2, 1991, with American Stock Transfer and Trust Company, as successor Rights Agent (refiled herewith).

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

                (10) Material contracts:

                    (a) Lease Agreement dated June 1, 1979 and First Supplemental Lease Agreement dated as of July 31, 1994 between the Iredell County Industrial Facilities and Pollution Control Financing Authority and the Company (refiled herewith).

                    (b) 1983 Stock Option and Stock Grant Plan, as amended, of the Company (incorp. by ref. to Ex. 10(b) to fiscal 1996 Form 10-K).**

                    (c) 1993 Stock Option and Stock Grant Plan of the Company, as amended (incorp. by ref. to Ex. 10 to Form 10-Q for quarter ended June 1, 1997).**

                    (d) 1994 Non-Employee Directors' Stock Option Plan (refiled herewith).**

                    (e) 1997 Non-Employee Director Compensation Plan (incorp. by ref. to Ex. 10(f) to fiscal 1997 Form 10-K).**

                    (f) (1) Form of Change in Control Agreement between the Company and various executive officers of the Company; and (2) list of executive officers who are parties to such Change in Control Agreements (filed herewith).**

                    (g) (1) Form of Supplemental Executive Benefits Plan of the Company, effective January 1, 1997 (incorporated by reference to Ex. 10(g)(1) of fiscal 1998 Form 10-K);
                         (2) Amendment No. 1 to Supplemental Executive Benefits Plan (filed herewith); and (3) form of related Amended and Restated Trust Agreement, effective January 1, 1997 (incorp. by ref. to Ex. 10(g)(2) to fiscal 1998 Form 10-K).**

                    (h) (1) Employment Agreement, dated as of April 8, 1996, between the Company and Donald L. Thompson (incorp. by ref. to Ex. 10 to Form 10-Q for quarter ended June 2,
                         1996); and (2) description of amendment to Employment Agreement (filed herewith).**

                (21) Subsidiaries (filed incorp. by ref. to Ex. 11 to 1997 Form 10-K).

                (23) Consent of PricewaterhouseCoopers LLP to incorporation by reference in registration statements on Forms S-8 Nos. 333-73197, 33-57105, 33-57103, 33-70660, 33-25947, 33-6359
                      and 2-83144 of their report on the consolidated financial statements and schedule included in this report (filed herewith).

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

                                HUNT CORPORATION

        Dated: February 25, 2000        By: \s\ Donald L. Thompson
                                            --------------------------------
                                            Donald L. Thompson
                                            Chairman, President and
                                            Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the registrant and in the capacities and on the dates indicated:




\s\ Donald L. Thompson                            February 25, 2000
-----------------------------
Donald L. Thompson
Chairman, President and
Chief Executive Officer

\s\ William E. Chandler                           February 25, 2000
-----------------------------
William E. Chandler
Senior Vice President,
Finance (Principal Financial Officer)

\s\ John Fanelli III                              February 25, 2000
-----------------------------
John Fanelli III
Vice President, Corporate Controller
(Principal Accounting Officer)

\s\ Donald D. Belcher                             February 25, 2000
-----------------------------
Donald D. Belcher
Director

\s\ Ursula M. Burns                               February 25, 2000
-----------------------------
Ursula M. Burns
Director

\s\ Jack Farber                                   February 25, 2000
-----------------------------
Jack Farber
Director

\s\ William F. Hamilton, Ph.D.                    February 25, 2000
-----------------------------
William F. Hamilton, Ph.D.
Director

\s\ Mary R. Henderson                             February 25, 2000
-----------------------------
Mary R. (Nina) Henderson
Director

\s\ Gordon A. MacInnes                            February 25, 2000
-----------------------------
Gordon A. MacInnes
Director

\s\ Robert H. Rock                                February 25, 2000
-----------------------------
Robert H. Rock
Director

\s\ Roderic H. Ross                               February 25, 2000
-----------------------------
Roderic H. Ross
Director

\s\ Malcolm J. Thompson                           February 25, 2000
-----------------------------
Malcolm J. Thompson
Director

\s\ Victoria B. Vallely                           February 25, 2000
-----------------------------
Victoria B. Vallely
Director

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and
the Board of Directors of
Hunt Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under item 14(a)(1) on page 22 present fairly, in all material respects, the financial position of Hunt Corporation and subsidiaries at November 28, 1999 and November 29, 1998, and the results of their operations and their cash flows for each of the three years in the period ended November 28, 1999 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 14(a)(2) on page 22 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP


Philadelphia, PA 19103
January 26, 2000

                       HUNT CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    for the fiscal years 1999, 1998 and 1997
                    (In thousands except per share amounts)

                                                                            1999        1998        1997
                                                                         ---------   ---------   ---------
Net sales ............................................................   $ 244,808   $ 246,563   $ 259,540
Cost of sales ........................................................     151,861     151,784     165,396
                                                                         ---------   ---------   ---------
      Gross profit ...................................................      92,947      94,779      94,144

Selling, general and administrative expenses .........................      75,805      77,458      82,728
Restructuring and other ..............................................       5,185      (1,933)     14,973
                                                                         ---------   ---------   ---------
     Income (loss) from operations ..................................      11,957      19,254      (3,557)

Interest expense .....................................................      (4,471)     (4,344)     (4,920)
Interest income ......................................................       1,471       2,626         538
Other income (expense), net ..........................................         126         176        (852)
                                                                         ---------   ---------   ---------
      Income (loss) from continuing operations
          before income taxes ........................................       9,083      17,712      (8,791)
Provision (benefit) for income taxes .................................       2,656       6,089      (2,729)
                                                                         ---------   ---------   ---------
   Income (loss) from continuing operations ..........................       6,427      11,623      (6,062)

Discontinued operations:
        Income from discontinued business,
                net of income taxes of $2,276 ........................          --          --       4,153
        Gain on disposal of discontinued business, net of income taxes
                of $260 and $9,031 in 1998 and 1997, respectively ....          --         484      15,961
                                                                         ---------   ---------   ---------
                        Net income ...................................   $   6,427   $  12,107   $  14,052
                                                                         =========   =========   =========
Basic earnings (loss) per common share:
        Income (loss) from continuing operations .....................   $    0.61   $    1.04   $   (0.55)
        Income from discontinued operations ..........................          --          --        0.38
        Gain on disposal of discontinued business ....................          --        0.04        1.44
                                                                         ---------   ---------   ---------
                        Net income per share .........................   $    0.61   $    1.08   $    1.27
                                                                         =========   =========   =========

Diluted earnings (loss) per common share:
        Income (loss) from continuing operations .....................   $    0.61   $    1.01   $   (0.55)
        Income from discontinued operations ..........................          --          --        0.38
        Gain on disposal of discontinued business ....................          --        0.04        1.44
                                                                         ---------   ---------   ---------
                        Net income per share .........................   $    0.61   $    1.05   $    1.27
                                                                         =========   =========   =========



See accompanying notes to consolidated financial statements.

                       HUNT CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                    November 28, 1999 and November 29, 1998
                      (In thousands except share amounts)



                                                                                        1999                1998
                                                                                      ---------           ---------
ASSETS
Current assets:
        Cash and cash equivalents .................................................   $  36,897           $  40,724
        Accounts receivable, less allowance for doubtful
                accounts: 1999 -- $967; 1998 -- $1,721 ............................      33,445              31,018
        Inventories ...............................................................      20,676              21,604
        Deferred income taxes .....................................................       5,406               4,769
        Prepaid expenses and other current assets .................................         850               1,402
                                                                                      ---------           ---------
                        Total current assets ......................................      97,274              99,517
Property, plant and equipment, net ................................................      45,121              49,917
Excess of acquisition cost over net assets acquired, net ..........................      25,013              26,021
Intangible assets, net ............................................................       2,814               3,660
Other assets ......................................................................       9,407               7,742
                                                                                      ---------           ---------
                             TOTAL ASSETS .........................................   $ 179,629           $ 186,857
                                                                                      =========           =========

LIABILITIES
Current liabilities:
        Current portion of debt ...................................................   $      23           $     479
        Accounts payable ..........................................................      10,762              12,503
        Accrued expenses:
                Salaries, wages and commissions ...................................       3,584               2,302
                Income taxes ......................................................       1,481               1,930
                Insurance .........................................................       1,565               2,070
                Compensated absences ..............................................       2,649               2,683
                Restructuring .....................................................       4,777               2,453
                Other .............................................................      11,010              10,536
                                                                                      ---------           ---------
                        Total current liabilities .................................      35,851              34,956
Long-term debt, less current portion ..............................................      56,647              57,741
Deferred income taxes .............................................................       1,906                 374
Other non-current liabilities .....................................................      14,710              15,906
Commitments and contingencies (see Note 14)

STOCKHOLDERS' EQUITY
Capital Stock:
        Preferred, $.10 par value, authorized 1,000,000 shares (including 50,000
         shares of Series A Junior Participating Preferred); none issued ..........        --                  --
        Common, $.10 par value, authorized 40,000,000 shares;
         issued: 1999 and 1998 -- 16,152,322 shares ...............................       1,615               1,615
Capital in excess of par value ....................................................       6,434               6,434
Accumulated other comprehensive loss ..............................................      (2,459)             (1,099)
Retained earnings .................................................................     160,267             158,316
        Less cost of treasury stock: 1999 -- 5,987,383 shares; 1998 -- 5,162,082
         shares                                                                         (95,342)            (87,386)
                                                                                      ---------           ---------
                        Total stockholders' equity ................................      70,515              77,880
                                                                                      ---------           ---------
                             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...........   $ 179,629           $ 186,857
                                                                                      =========           =========

See accompanying notes to consolidated financial statements.

                       HUNT CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    for the fiscal years 1999, 1998 and 1997
                      (In thousands except share amounts)

                                                                                        Accumulated
                                                      Common Stock       Capital in        Other
                                                  --------------------   Excess of     Comprehensive      Retained
                                                   Issued     Treasury   Par Value     Income (Loss)      Earnings
                                                  --------    --------    --------     -------------      --------
Balances, December 1, 1996
        (issued 16,152,322 shares;
        treasury 5,178,127 shares) ............   $  1,615    $(87,850)   $  6,434        $    894         $141,587
Net income ....................................                                                              14,052
Cash dividends on common stock
        ($.38 per share) ......................                                                              (4,204)
Translation adjustments
        (net of tax benefit of $278) ..........                                               (619)
Exercise of stock options
        (treasury 115,473 shares, net of shares
        received as payment upon exercise) ....                  1,863                                         (220)
Issuance of stock grants
        (treasury 77,430 shares) ..............                  1,231                                         (122)
                                                  --------    --------    --------        --------         --------
Balances, November 30, 1997
        (issued 16,152,322 shares;
        treasury 4,985,224 shares) ............      1,615     (84,756)      6,434             275          151,093
Net income ....................................                                                              12,107
Cash dividends on common stock
        ($.41 per share) ......................                                                              (4,604)
Translation adjustments
        (net of tax expense of $90) ...........                                                171
Minimum pension adjustment
        (net of tax benefit of $810) ..........                                             (1,545)
Purchase of treasury shares
        (371,800 shares) ......................                 (5,729)
Exercise of stock options
        (treasury 179,433 shares, net of shares
        received as payment upon exercise) ....                  2,864                                         (357)
Issuance of stock grants
        (treasury 15,509 shares) ..............                    235                                           77
                                                  --------    --------    --------        --------         --------
Balances, November 29, 1998
        (issued 16,152,322 shares;
        treasury 5,162,082 shares) ............      1,615     (87,386)      6,434           (1,099)        158,316
Net income ....................................                                                               6,427
Cash dividends on common stock
        ($.41 per share) ......................                                                              (4,317)
Translation adjustments
        (net of tax benefit of $1,005) ........                                             (2,437)
Minimum pension adjustment
        (net of tax expense of $475) ..........                                              1,077
Purchase of treasury shares (838,500 shares) ..                 (8,171)
Issuance of stock grants
        (treasury 13,199 shares) ..............                    215                                         (159)
                                                  --------    --------    --------        --------         --------
Balances, November 28, 1999
        (issued 16,152,322 shares;
        treasury 5,987,383 shares) ............   $  1,615    $(95,342)   $  6,434        $ (2,459)        $160,267
                                                  ========    ========    ========        ========         ========

See accompanying notes to consolidated financial statements.

                       HUNT CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                    for the fiscal years 1999, 1998 and 1997
                                 (In thousands)

                                                                         1999       1998         1997
                                                                        -------    -------     -------

Net income .........................................................   $  6,427    $ 12,107    $ 14,052
                                                                       --------    --------    --------
Comprehensive income (loss):
        Foreign currency translation adjustments,
                net of income tax expense (benefit) of ($1,005),
                $90, and ($278) in 1999, 1998 and 1997, respectively     (2,437)        171        (619)
        Minimum pension liability adjustments,
                net of income tax expense (benefit) of
                $475 and ($810) in 1999 and 1998, respectively .....      1,077      (1,545)       --
                                                                       --------    --------    --------
Other comprehensive loss ...........................................     (1,360)     (1,374)       (619)
                                                                       --------    --------    --------
Comprehensive income ...............................................   $  5,067    $ 10,733    $ 13,433
                                                                       ========    ========    ========



See accompanying notes to consolidated financial statements.

                       HUNT CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    for the fiscal years 1999, 1998 and 1997
                                 (In thousands)

                                                                                         1999        1998        1997
                                                                                       --------    --------    --------
Cash flows from operating activities:
Net income .........................................................................   $  6,427    $ 12,107    $ 14,052
Adjustments to reconcile net income to net cash provided
        by (used for) operating activities:
                Depreciation and amortization ......................................      8,540       8,267       9,085
                Provision for inventory obsolescence ...............................        828       1,526       1,040
                Provision for doubtful accounts ....................................        161          77         786
                Deferred income taxes ..............................................        312       1,991      (5,721)
                Loss on disposal of property, plant and equipment ..................        120         251          32
                Gain on sale of businesses .........................................       (554)     (1,394)    (28,678)
                Provision (payments/credits) for special charges ...................      3,495      (8,102)     23,781
                Issuance of stock under management incentive bonus
                    and stock grant plans ..........................................         56         312       1,110
                Changes in operating assets and liabilities,
                    net of acquisition of businesses:
                            Accounts receivable ....................................     (2,962)      2,432      11,166
                            Inventories ............................................        (90)     (1,396)      6,631
                            Prepaid expenses and other current assets ..............        525         634         540
                            Accounts payable .......................................     (1,607)      1,359      (3,594)
                            Accrued expenses .......................................        297      (5,322)      8,623
                            Other non-current assets and liabilities ...............       (679)    (16,338)       (652)
                                                                                       --------    --------    --------
                                Net cash provided by (used for) operating activities     14,869      (3,596)     38,201
                                                                                       --------    --------    --------
Cash flows from investing activities:
                Additions to property, plant and equipment .........................     (4,879)    (13,853)    (11,787)
                Proceeds from the sale of businesses ...............................         --          --      63,771
                Acquisition of businesses ..........................................     (1,435)         --     (13,928)
                Other, net .........................................................        339          32         355
                                                                                       --------    --------    --------
                                Net cash provided by (used for) investing activities     (5,975)    (13,821)     38,411
                                                                                       --------    --------    --------
Cash flows from financing activities:
                Proceeds from issuance of long-term debt ...........................     16,132       7,272      13,326
                Reduction of long-term debt, including current maturities ..........    (17,301)     (5,500)    (27,325)
                Book overdrafts ....................................................      1,128      (1,281)      3,755
                Purchases of treasury stock ........................................     (8,171)     (5,729)         --
                Proceeds from exercise of stock options ............................         --       2,507       1,643
                Dividends paid .....................................................     (4,317)     (4,604)     (4,204)
                Other, net .........................................................        (29)         --         (66)
                                                                                       --------    --------    --------
                                Net cash used for financing activities .............    (12,558)     (7,335)    (12,871)
                                                                                       --------    --------    --------
Effect of exchange rate changes on cash and cash equivalents .......................       (163)         27         180
                                                                                       --------    --------    --------
Net increase (decrease) in cash and cash equivalents ...............................     (3,827)    (24,725)     63,921
Cash and cash equivalents, beginning of year .......................................     40,724      65,449       1,528
                                                                                       --------    --------    --------
Cash and cash equivalents, end of year .............................................   $ 36,897    $ 40,724    $ 65,449
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

                       HUNT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands except share and per share amounts)

1. Summary of Significant Accounting Policies:

Basis of Presentation:

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. Significant intercompany accounts and transactions have been eliminated. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company's fiscal year ends on the Sunday nearest the end of November. Fiscal year 1999 ended November 28, 1999; fiscal year 1998 ended November 29,1998; and fiscal year 1997 ended November 30, 1997.

Cash and Cash Equivalents:

The Company considers all highly liquid temporary cash investments purchased with a maturity of three months or less to be cash equivalents. The Company's cash management program utilizes zero balance accounts. Accordingly, all book overdraft balances have been reclassified to other accrued expenses in the accompanying Consolidated Balance Sheets and amounted to $3.6 million at November 28, 1999 and $2.5 million at November 29, 1998.

Revenue Recognition:

Revenue is recognized when products are shipped and title has passed to the customer.

Inventories:

Inventories are valued at the lower of cost or market. Cost is determined by the last-in, first-out ("LIFO") method for 52% and 51% of the inventories in 1999 and 1998, respectively. Cost of the remaining inventories is determined using the first-in, first-out ("FIFO") method. The Company uses the FIFO method of inventory valuation for certain businesses because the related products and operations are separate and distinct from the Company's other businesses.

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

Excess of Acquisition Cost Over Net Assets Acquired and Other Intangible Assets:

Excess of acquisition cost over net assets acquired relates principally to the Company's acquisitions of X-Acto (1981), the Graphic Arts Group of Bunzl plc
(1990), Image Technologies (1993), Centafoam (1995), Sallmetall (1997) and Axiom
(1999). The Company's policy is to record an impairment loss against the net unamortized excess of acquisition cost over net assets acquired and net other intangible assets in the period when it is determined that the carrying amount of the net assets may not be recoverable. The Company performs this evaluation on a quarterly basis. This determination includes evaluation of factors such as current market value, future asset utilization, business climate, and future net cash flows (undiscounted and without interest) expected to result from the use of the net assets.

                       HUNT CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                (In thousands except share and per share amounts)


1. Summary of Significant Accounting Policies (Continued):

Depreciation and Amortization:

Depreciation for financial reporting purposes is computed using the straight-line method over the estimated useful life of the asset as follows: buildings, 12 to 40 years; machinery and equipment, 3 to 12 years; and leasehold improvements over the lease term. Depreciation for tax purposes is computed principally using accelerated methods. The excess of acquisition cost over net assets acquired is amortized on a straight-line basis over periods ranging from 15 to 40 years. The costs of other intangible assets are amortized on a straight-line basis over their respective estimated useful lives, ranging from 5 to 30 years. Amortization of assets under capital leases that contain purchase options is provided over the assets' useful lives. Other capital leases are amortized over the terms of the related leases or asset lives, if shorter.

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

Derivatives:

Derivative financial instruments are used to hedge risk caused by fluctuating currency. The Company periodically enters into forward exchange contracts to hedge foreign currency transactions for periods generally consistent with its committed exposure. These transactions were not material in any of the years presented in the consolidated financial statements. As of November 28, 1999 and November 29, 1998, there were no forward exchange contracts outstanding. Cash flows from hedges are classified in the consolidated statements of cash flows in the same category as the item being hedged. The Company does not hold or issue financial instruments for trading purposes.

Earnings (Loss) Per Share:

Basic earnings per share is computed by dividing net earnings (loss) by the weighted average of common shares outstanding during the year. Diluted earnings per share reflects the potential dilution of securities that could share in earnings, including stock options. All earnings per share amounts are presented on an after-tax, diluted basis unless otherwise noted. A reconciliation of weighted average common shares outstanding to weighted average of common shares outstanding assuming dilution is shown below:

                                                                   1999       1998      1997
                                                                  ------     ------    ------
Average common shares outstanding -- basic ....................   10,488     11,220    11,079
Add: common equivalent shares representing
        shares issuable upon exercise of stock options
        and stock grants (antidilutive in 1997) ...............        5        336        --
                                                                  ------     ------    ------
Average common shares and dilutive securities outstanding .....   10,493     11,556    11,079
                                                                  ======     ======    ======

                        HUNT CORPORATION AND SUBSIDIARIES

                (In thousands except share and per share amounts)


1. Summary of Significant Accounting Policies (Continued):

Comprehensive Income:

During fiscal 1999, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires the disclosure of comprehensive income, which includes, in addition to net income, other comprehensive income consisting of unrealized gains and losses which bypass the traditional income statement and are recorded directly into a separate section of shareholders' equity on the balance sheet. The components of other comprehensive income for the Company consist of unrealized gains and losses relating to the translation of foreign currency financial statements and minimum pension liability adjustments.

Employee Benefit Plans:

The Company and its subsidiaries have non-contributory, defined benefit pension plans covering the majority of their employees. It is the Company's policy to fund pension contributions in accordance with the requirements of the Employee Retirement Income Security Act of 1974. The benefit formula used to determine pension costs is the final-average-pay method.

During fiscal 1999, the Company adopted SFAS No. 132, "Employers Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 132 does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits, requires additional information on changes in the benefit obligations and fair values of plan assets, and eliminates certain disclosures that are no longer useful.

Stock-Based Compensation Plans:

The Company applies Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock-based compensation. SFAS No. 123, "Accounting for Stock-Based Compensation" provides the option either to continue the Company's current method of accounting for stock-based compensation or to adopt the fair value method of accounting. The Company elected to continue accounting for stock-based compensation under APB No. 25.

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

Segment Information:

In fiscal 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas, and major customers. The adoption of SFAS No. 131 did not affect results of operations or financial position but did affect the disclosure of segment information. (See Note 18.)

                       HUNT CORPORATION AND SUBSIDIARIES

                (In thousands exceptshare and per share amounts)


2. New Accounting Standards:

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

In June 1999, the Financial Accounting Standards Board approved issuance of SFAS No. 137, which deferred the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Adoption of this statement will now be effective for fiscal years beginning after June 15, 2000.

The adoption of SOP 98-5 and SFAS No. 137 are not expected to have a material impact on the Company's consolidated results of operations, financial position or cash flows.

3. Restructuring and Other:

Restructuring and other for fiscal years 1999, 1998, and 1997 consist of the following:

                                      1999          1998            1997
                                     ------       -------         -------
Restructuring                        $5,619       $(1,534)        $18,627
Net gain on divestitures               (554)         (650)         (3,686)
Loss on disposal of property,
 plant & equipment                      120           251              32
                                     ------       -------         -------
                                     $5,185       $(1,933)        $14,973
                                     ======       =======         =======

During the fourth quarter of fiscal 1999, a comprehensive reorganization and restructuring plan (the "1999 restructuring plan") was approved by the Company's Board of Directors and resulted in recognition of restructuring charges totaling $6.2 million pre-tax ($.39 per share). The pre-tax charges of $6.2 million are included in restructuring and other in the accompanying Consolidated Statements of Income. The charge to restructuring includes employee severance costs ($2.6 million, representing more than 150 employees), recognition of future lease obligations ($1.8 million), fixed asset writedowns ($1.6 million), and other related costs. The major components of the 1999 restructuring plan include: creating manufacturing centers of excellence; outsourcing its European distribution activities; consolidating its U.S. distribution activities; and focusing its product offering and marketing efforts. Creating manufacturing centers of excellence is expected to result in consolidating manufacturing operations in Europe and the U.S. These actions are intended to eliminate redundancies and reduce fixed costs. The Company also plans to outsource and consolidate some of its distribution activities, which is expected to improve customer service, utilize space more efficiently, and reduce capital investment and operating costs. The Company's focus on its product offering and marketing efforts is expected to reduce operating costs, improve margins and inventory turns, and ultimately, provide the foundation for further sales growth of the Company's graphics products business.

                        HUNT CORPORATION AND SUBSIDIARIES

                (In thousands except share and per share amounts)


3. Restructuring and Other (Continued):

The following table sets forth the details and the cumulative activity in the various accruals associated with the above 1999 restructuring plan in the Consolidated Balance Sheets from November 29, 1998 to November 28, 1999:


                     Balance at                                                         Balance at
                    November 30,    Current                  Cash          Non-Cash    November 28,
                        1998       Provision    Credits    Reductions      Activity        1999
                    ------------   ---------    -------    ----------      --------    ------------
Lease obligations       --          $1,772          --          $ (6)          --         $1,766
Severance               --           2,593          --           (54)          --          2,539
Fixed assets            --           1,584          --            (3)          --          1,581
Other                   --             257          --          ( 80)          --            177
                     ------         ------       -----        ------        -----         ------
Total                   --          $6,206          --        $ (143)          --         $6,063
                     ======         ======       =====        ======        =====         ======


During fiscal 1997, the Company initiated a new strategy for growth and restructuring (the "1997 strategic plan") designed to restore higher levels of sales growth and profitability and to reduce its cost structure. The key initiatives of the 1997 strategic plan were focused on significant reduction of the Company's stock keeping units, rationalization of manufacturing and warehouse facilities, and a major restructuring of its administrative and marketing and selling functions. Total restructuring charges recognized in fiscal 1997 in connection with the 1997 strategic plan were $26.8 million pre-tax ($1.61 per share). The charge to restructuring included employee severance costs ($4.1 million), inventory writedowns and returns ($8.2 million), fixed and intangible asset writedowns ($7.9 million), recognition of future lease obligations ($3.3 million), and other related costs. This charge is included in restructuring and other, except for inventory writedowns and returns which is included in cost of sales.

During fiscal 1999, the Company reduced by $.6 million pre-tax ($.04 per share) some of its reserves established in connection with the Company's implementation of its 1997 strategic plan. The reserve reduction related primarily to a final resolution of lease obligations for a vacated facility and to lower than expected severance costs.

During fiscal 1998, the Company, on a net basis, reduced some of its restructuring reserves by $2.9 million pre-tax ($.16 per share), a portion of which is included in cost of sales ($1.4 million pre-tax). This reserve reduction related primarily to lower than expected severance costs ($1.1 million), inventory returns ($1.4 million), decisions not to vacate certain leased facilities ($.6 million), and other related costs ($1.0 million) in connection with the Company's implementation of its 1997 strategic plan, partially offset by additional restructuring charges in connection with the consolidation of the graphics and substrates business units in the fourth quarter of fiscal 1998 relating principally to employee severance costs ($1.2 million).

The following table sets forth the details and the cumulative activity in the various accruals and reserves associated with the above 1997 strategic plan in the Consolidated Balance Sheets from December 1, 1997 to November 28, 1999:

                     Balance at                                                         Balance at
                    December 1,     Current                  Cash          Non-Cash    November 29,
                        1997       Provision    Credits    Reductions      Activity        1998
                    ------------   ---------    -------    ----------      --------    ------------
Inventory            $4,519           $ 88     $(1,351)      $(1,148)     $(1,708)         $ 400
Lease obligations     3,259             26        (599)         (638)        (175)         1,873
Severance             3,063          1,103      (1,403)       (2,041)          --            722
Fixed assets            558             10        (531)           --          198            235
Other                 2,083             18        (246)       (1,390)          22            487
                     ------         ------       -----        ------        -----         ------
Total               $13,482         $1,245     $(4,130)      $(5,217)     $(1,663)        $3,717
                    =======         ======     =======       =======      =======         ======

                        HUNT CORPORATION AND SUBSIDIARIES

                (In thousands exceptshare and per share amounts)


3. Restructuring and Other (Continued):



                     Balance at                                                         Balance at
                    November 30,    Current                  Cash          Non-Cash    November 28,
                        1997       Provision    Credits    Reductions      Activity        1998
                    ------------   ---------    -------    ----------      --------    ------------
Inventory               $ 400         --            --      $ (370)        $ (30)             --
Lease obligations       1,873         --        $ (467)       (847)           (5)          $ 554
Severance                 722         --          (103)       (573)           --              46
Fixed assets              235         --           (17)         --          (218)             --
Other                     487         --            --        (191)           --             296
                       ------       ----        ------     -------        ------           -----
Total                  $3,717         --        $ (587)    $(1,981)       $ (253)          $ 896
                       ======       ====        ======     =======        ======           =====

During fiscal 1999, the Company reduced by $.5 million pre-tax ($.03 per share) some of its reserves established with respect to its 1997 business divestitures. This reserve reduction was principally related to lower than expected inventory returns.

During fiscal 1998, the Company reduced by $.7 million pre-tax ($.04 per share) some of its reserves in connection with its 1997 business divestitures. This reduction was principally related to lower than expected inventory returns.

In connection with the Company's 1997 strategic plan, during fiscal 1997, the Company sold its Lit-Ning business, its Hunt Data Products' MediaMate and Calise brand products, and its Speedball art brand products. The combined sales of these business units were $11.5 million in fiscal 1997 (through the various divestiture dates). The divestitures of these businesses resulted in a net pre-tax gain of $3.7 million ($.22 per share).

4. Discontinued Operations:

In mid-November 1997, the Company sold its Bevis office furniture business for approximately $45.1 million. The Company recorded an after-tax gain of $16.0 million ($1.39 per share) on the sale. Included in the after-tax gain on the sale of Bevis is income from operations of $.5 million representing the period October 7, 1997 (measurement date) to November 13, 1997 (disposal date). Bevis had sales of approximately $52.5 million in fiscal 1997 (through the date of divestiture). In fiscal 1998, the Company reduced by $.7 million pretax ($.04 per share) some of its accruals established in connection with the divestiture due to the favorable resolution of certain contingent liabilities established at the time of divestiture.

The Bevis operation has been accounted for as a discontinued operation, and accordingly, has been segregated in the accompanying Consolidated Statements of Income and prior years have been reclassified to conform to the current year's presentation. However, the Consolidated Balance Sheets and Consolidated Statements of Cash Flows have not been reclassified.

5. Business Acquisitions:

On October 4, 1999, the Company acquired the business and assets of Axiom Graphics Manufacturing, Inc. ("Axiom") for $1.4 million and future contingent considerations. Axiom is a manufacturer, distributor, and marketer of a line of liquid laminating machines and wet separator finishing devices for the large format print industry. This acquisition was accounted for under the purchase method of accounting and was financed from internal cash generation. The excess of purchase price over the fair value of the net assets acquired was approximately $1.3 million, which is being amortized on a straight line basis for 15 years.

                       HUNT CORPORATION AND SUBSIDIARIES

                (In thousands except share and per share amounts)


5. Business Acquisitions (Continued):

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

Pro forma information is not presented, as these acquisitions had no material effect on the Company's results of operations or financial condition for any of the years presented. The results of operations of these businesses are included in the Company's consolidated financial statements from the dates of acquisition.

6. Inventories:

The classification of inventories at the end of fiscal years 1999 and 1998 is as follows:

                                              1999      1998
                                              ----      ----
                Finished goods .........   $10,373    $10,704
                Work in process ........     3,337      3,033
                Raw materials ..........     6,966      7,867
                                           -------    -------
                                           $20,676    $21,604
                                           =======    =======

Inventories determined under the LIFO method were $14,062 and $14,444 at November 28, 1999 and November 29, 1998, respectively. The current replacement cost for these inventories exceeded the LIFO cost by $4,119 and $4,273 at November 28, 1999 and November 29, 1998, respectively.

Inventory quantities were reduced in fiscal years 1999, 1998, and 1997, resulting in a liquidation of LIFO inventories carried at lower costs prevailing in prior years. The effect of these reductions was to increase net income by $236 ($.02 per share), $110 ($.01 per share), and $1,782 ($.15 per share) in fiscal years 1999, 1998 and 1997, respectively.

7. Property, Plant and Equipment, NET:

Property, plant and equipment, net at the end of fiscal years 1999 and 1998 is as follows:

                                                    1999         1998
                                                    ----         ----
Land and land improvements                         $2,512       $2,584
Buildings                                          16,509       15,254
Machinery and equipment                            65,707       65,867
Leasehold improvements                              1,271        1,296
Construction in progress                            2,903        2,734
                                                  -------      -------
                                                   88,902       87,735
Less accumulated depreciation and amortization     43,781       37,818
                                                  -------      -------
                                                  $45,121      $49,917
                                                  =======      =======

Depreciation expense was $7,053, $6,769, and $6,258 for fiscal years 1999, 1998 and 1997, respectively.

                        HUNT CORPORATION AND SUBSIDIARIES

                (In thousands except share and per share amounts)


8. Excess of Acquisition Cost Over Net Assets Acquired and Intangible Assets, Net:

Excess of acquisition cost over net assets acquired at the end of fiscal years 1999 and 1998 is as follows:

                                                          1999         1998
                                                         ------       ------
Excess of acquisition cost over net assets acquired     $31,500       $31,454
Less accumulated amortization                             6,487         5,433
                                                        -------       -------
                                                        $25,013       $26,021
                                                        =======       =======

Intangible assets, net at the end of fiscal years 1999 and 1998 are as follows:

                                                  1999            1998
                                                 ------          ------
Covenants not to compete ..............          $2,728          $2,823
Patents ...............................           1,530           1,530
Trademarks ............................           1,197           1,209
Licensing agreements ..................             492             492
Other .................................           2,628           3,303
                                                 ------          ------
                                                  8,575           9,357
Less accumulated amortization .........           5,761           5,697
                                                 ------          ------
                                                 $2,814          $3,660
                                                 ======          ======


9. Debt:

Debt at the end of fiscal years 1999 and 1998 was as follows:

                                                     1999         1998
                                                    ------       ------
Senior notes (a) .............................      $50,000      $50,000
Revolving credit facility (b) ................        4,262        4,571
Capitalized lease obligations ................        2,011        2,024
Bank loans (c) ...............................           --        1,129
Mortgage .....................................          397          474
Governmental development loan ................           --           22
                                                    -------      -------
                                                     56,670       58,220
Less current portion (d) .....................           23          479
                                                    -------      -------
Long-term portion ............................      $56,647      $57,741
                                                    =======      =======

(a) The senior notes are payable in ten annual payments of $5 million beginning August 1, 2002 and bear interest at a rate of 7.86%.

(b) At November 28, 1999, the Company had a revolving credit agreement that provides for unsecured borrowings up to $75 million, which expires December 31, 2000. The interest rates under this facility (between 2.92% and 7.47% dependent on the currency borrowed during fiscal 1999) are, at the option of the Company, one of the following: a base rate (defined as the higher of (i) the applicable prime rate of the bank and (ii) the federal funds rate plus 50 basis points); LIBOR plus a margin of between 27.5 and 50.0 basis points, the margin in each case to be adjusted quarterly based on the Company's leverage ratio (as defined in the credit facility); a competitive bid rate based on a competitive bid made by a competitive bid lender; or a quoted rate offered by a swingline lender. The weighted average interest rate was 4.99% and 5.73% at November 28, 1999 and November 29, 1998, respectively.

                        HUNT CORPORATION AND SUBSIDIARIES

                (In thousands except share and per share amounts)


9. Debt (Continued):

(c) The 1998 bank loans were refinanced with revolving credit facility loans in fiscal 1999.

(d) The weighted average interest rate was 6.20% and 6.95% at November 28, 1999 and November 29, 1998, respectively.

The senior notes and credit facility contain certain representations, warranties, covenants and conditions, including, but not limited to, requirements that the Company comply with certain financial covenants, including interest coverage, fixed charge coverage and leverage ratios, and maintenance of certain levels of net worth, and also contain limitations on liens, indebtedness, investments, changes in lines of business, acquisitions, transactions with affiliates and modifications of certain documents. The Company was in compliance with its debt covenants at November 28, 1999 and November 29, 1998.

The costs associated with the senior notes and revolving credit facility referred to above are amortized over the life of each of the respective instruments and charged to interest expense. The charge to interest expense with respect to this amortization was $140 in fiscal years 1999 and 1998.

The Company has a line of credit agreement at one of the Company's foreign operations that provides for unsecured borrowings up to 1.5 million British pounds sterling (approximately $2.4 million). There were no borrowings under this line of credit at November 28, 1999.

The capitalized lease obligations are collateralized by the property, plant and equipment described in Note 14.

Aggregate annual maturities for all long-term debt, including the capitalized leases, for each of the four fiscal years subsequent to December 3, 2000 are as follows:

                          2001    $4,288  2003    $5,023
                          2002    $5,025  2004    $7,023

10. Income Taxes:

Income (loss) from continuing operations before provision (benefit) for income taxes consists of the following:

                                   1999          1998         1997
                                   ----          ----         ----
Domestic ...................     $  6,487      $ 16,832     $(10,774)
Foreign ....................        2,596           880        1,983
                                 --------       -------      -------
                                 $  9,083       $17,712      $(8,791)
                                 ========       =======      =======

The provision (benefit) for income taxes from continuing operations consists of the following:

                                       1999            1998            1997
                                     -------         -------         -------
Currently payable:
Federal .....................        $ 1,686         $ 4,911         $    94
State .......................            208             247             661
Foreign .....................            830              44             345
                                     -------         -------         -------
                                       2,724           5,202           1,100
Deferred ....................            (68)            887          (3,829)
                                     -------         -------         -------
                                     $ 2,656         $ 6,089         $(2,729)
                                     =======         =======         =======

                        HUNT CORPORATION AND SUBSIDIARIES

                (In thousands except share and per share amounts)



10. Income Taxes (Continued):

The following is a reconciliation of the statutory federal income tax rate with the Company's effective income tax rate from continuing operations:

                                                    1999       1998       1997
                                                    ----       ----       ----

Statutory federal rate ........................     35.0%      35.0%     (35.0)%
State income taxes, net of federal tax benefit        .7         .9        1.8
Amortization of assets not deductible .........      4.4        2.3        3.9
Resolution of certain prior year's tax
  exposures ...................................    (11.7)      (4.2)      (3.6)
Other, net ....................................       .8         .4        1.9
                                                    ----       ----      -----
Effective tax rate from continuing operations .     29.2%      34.4%     (31.0)%
                                                    ====       ====      =====

The significant components of deferred tax assets and liabilities at November 28, 1999 and November 29, 1998 consist of:

                                                         1999                        1998
                                                -----------------------      ----------------------
                                                 Assets     Liabilities      Assets     Liabilities
                                                -------     -----------      ------     -----------
Inventories .................................   $   880            --       $ 1,097           --
Accrued expenses ............................     4,101       $   221         3,802      $   178
Allowance for doubtful accounts .............       186           336            99           --
Net operating loss carryforwards -- foreign .       851            --           440           --
Pensions ....................................     3,666            --         3,328           --
Minimum pension liability adjustment ........       207            --           810           --
Net operating loss carryforwards -- states ..        60            --            35           --
Depreciation and amortization ...............        --         5,741            --        4,947
                                                -------       -------       -------      -------
                                                  9,951         6,298         9,611        5,125
Valuation allowance .........................      (153)           --           (91)          --
                                                -------       -------       -------      -------
                                                $ 9,798       $ 6,298       $ 9,520      $ 5,125
                                                =======       =======       =======      =======

Included in the above table for November 28, 1999 and November 29, 1998 are deferred tax assets of $397 and $398, respectively, relating to retained contingencies for the discontinued operation.

As of November 28, 1999, the Company had foreign net operating loss carryforwards of approximately $2,864 that may be carried forward indefinitely.

The valuation allowance of approximately $153 relates to net operating losses for which realization is not more likely than not as of November 28, 1999. The net change in the total valuation allowance for the year ended November 28, 1999 was an increase of approximately $62.

11. Employee Benefit Plans:

Pension Plans:

In fiscal 1999, the Company adopted SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 132 standardizes the disclosure requirements of pensions and other postretirement benefits. Prior years' information has been restated to conform with the new requirements.

                        HUNT CORPORATION AND SUBSIDIARIES

                (In thousands except share and per share amounts)


11. Employee Benefit Plans (Continued):

The components of net pension costs for fiscal years 1999, 1998, and 1997 consist of the following:

                                    1999       1998         1997
                                 --------    --------    --------
Service costs ................   $  2,612    $  2,251    $  2,349
Interest cost ................      3,744       3,408       3,206
Expected return on plan assets     (4,101)        708     (10,461)
Net amortization and deferral         238      (5,314)      7,345
Net curtailment gain .........       --          --          (732)
                                 --------    --------    --------
Net periodic benefit cost ....   $  2,493    $  1,053    $  1,707
                                 ========    ========    ========

During fiscal 1997, the Company realized a net curtailment gain of $732 resulting from its business divestitures of which $914 of the net gain is included in the gain on discontinued business.

The reconciliations of the beginning and ending balances of benefit obligations and fair value of plan assets and the funded status of the plans at September 30, 1999 and 1998 (dates of actuarial valuations) are as follows:

                                                          1999           1998
                                                         -------       -------
Change in benefit obligation:
        Benefit obligation at beginning of year ......   $56,528       $46,566
        Service cost .................................     2,612         2,251
        Interest cost ................................     3,744         3,408
        Participants' contributions ..................       135           141
        Actuarial (gain) loss ........................    (8,395)        6,437
        Benefits paid ................................    (2,011)       (2,295)
        Exchange rate changes ........................      (152)           20
                                                         -------       -------
        Benefit obligation at end of year ............   $52,461       $56,528
                                                         =======       =======

Change in plan assets:
        Fair value of plan assets at beginning of year   $46,538       $48,509
        Actual return on plan assets .................     7,821          (708)
        Employer contributions .......................       764           869
        Participants' contributions ..................       135           141
        Benefits paid ................................    (2,011)       (2,295)
        Exchange rate changes ........................      (118)           22
                                                         -------       -------
        Fair value of assets at end of year ..........   $53,129       $46,538
                                                         =======       =======
Reconciliation of funded status:
        Funded status ................................     $ 667       $(9,991)
        Unrecognized net actuarial (gain) loss .......    (7,324)        5,163
        Unrecognized prior service cost ..............     1,120         1,318
        Unrecognized transition obligation (asset) ...      (594)         (812)
        Other ........................................        58            54
                                                         -------       -------
        Net amount recognized ........................   $(6,073)      $(4,268)
                                                         =======       =======

                        HUNT CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                (In thousands except share and per share amounts)


11. Employee Benefit Plans (Continued):

Amounts recognized in the Consolidated Balance Sheets are as follows:

                                          1999              1998
                                         -------           -------
Pension benefit cost .................   $    17           $   106
Accrued benefit liability ............    (7,413)           (7,960)
Intangible assets ....................       648             1,231
Deferred income taxes liability ......       207               810
Accumulated other comprehensive income       468             1,545
                                         -------           -------
Net amount recognized ................   $(6,073)          $(4,268)
                                         =======           =======


Significant weighted average assumptions used in determining the benefit obligations as of the dates of actuarial valuations include:


                                          1999              1998
                                         -------           -------
Discount rate .....................       7.75%              6.75%
Expected return on plan assets.....       9.00%              9.00%
Rate of compensation increase......       5.00%              5.00%

The projected benefit obligation, accumulated benefit, and fair value of plan assets for the pension plans with accumulated benefits obligations in excess of plan assets were $6,998, $5,264, and $0, respectively, as of November 28, 1999 and $15,030, $12,499, and $5,875, respectively, as of November 29, 1998.

The Company recognizes a minimum pension liability for underfunded plans. The minimum liability is equal to the excess of the accumulated benefit obligation over plan assets. A corresponding amount is recognized as either an intangible asset, to the extent of previously unrecognized prior service cost and previously unrecognized transition obligation, or a reduction of shareholders' equity.

Supplemental Executive Benefits Plan:

The Company has a nonqualified, Supplemental Executive Benefits Plan that constitutes a significant portion of the underfunded status above and covers all officers. Expenses of $1,194, $1,001, and $698 in fiscal years 1999, 1998 and 1997, respectively, relating to this plan were actuarially determined and are included in the pension costs described above. Contributions to the elective salary deferral feature of the plan by the Company were $48, $51 and $45 for fiscal years 1999, 1998 and 1997, respectively.

Employee Savings Plan:

The Company has a defined contribution 401(k) plan available to a majority of its employees in the United States. For participating employees, the Company matches 25 cents for each dollar contributed up to a maximum of 6% of pre-tax compensation, subject to limitations of the plan and the Internal Revenue Code. Contributions to the 401(k) plan by the Company were $312, $379, and $437 for fiscal years 1999, 1998 and 1997, respectively.

12. Stock-Based Compensation Plans:

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


12. Stock-Based Compensation Plans (Continued):

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

A summary of options under the Company's stock option plans is as follows:

                                                    1993 Plan                                  1983 Plan
                                    ---------------------------------------      ------------------------------------
                                      1999             1998           1997         1999           1998         1997
                                    ---------       ---------       -------      -------         -------      -------
Outstanding,
        beginning of year           1,913,027       2,080,729       994,723      170,933         252,335      355,606
Options granted ............          139,200         143,920     1,160,456           --              --           --
Options exercised
        (at an average price
        per share of $14.88,
        $14.88, $15.27,
        $14.17, $14.17,
        and $14.31,
        respectively) ......               --        (120,000)       (38,900)         --         (80,102)    (100,671)
Options expired ............               --              --             --          --              --           --
Options terminated .........         (103,550)       (191,622)       (35,550)     (9,300)         (1,300)      (2,600)
                                    ---------       ---------       -------      -------         -------      -------
Outstanding,
        end of year ........        1,948,677       1,913,027      2,080,729     161,633         170,933      252,335
                                    =========       =========      =========     =======         =======      =======
Average option price
        per share ..........           $17.27          $18.85         $17.04      $14.66          $15.11       $14.53
Outstanding
        exercisable options,
        end of year ........          792,023         691,785        546,314     161,633         170,933      252,335
Shares reserved for
        future stock options
        and grants .........        1,056,701       1,195,901      1,339,821          --              --           --


                        HUNT CORPORATION AND SUBSIDIARIES

                (In thousands except share and per share amounts)


12. Stock-Based Compensation Plans (Continued):

The following table summarizes information about options outstanding at November 28, 1999:

                 Options Outstanding                           Options Exercisable
------------------------------------------------    -------------------------------------
                                       Weighted
                                        Average       Weighted
                         Number        Remaining      Average        Number       Average
Range of              Outstanding     Contractual     Exercise     Exercisable    Exercise
Exercise Prices       at 11/28/99        Life          Price       at 11/28/99    Price
---------------       ----------      -----------     --------     -----------    --------
$ 8.41 - $11.63          163,783       7.9 years       $10.20       31,583        $11.63
$13.06 - $16.88          827,073       6.1 years       $15.54      823,073        $15.54
$18.63 - $24.84        1,119,454       7.4 years       $19.31       99,000        $18.98
                       ---------       ---------       ------       ------        ------
$ 8.41 - $24.84        2,110,310       6.9 years       $17.12      953,656        $15.77


The Company adopted the 1994 Non-Employee Directors' Stock Option Plan authorizing the granting of up to an aggregate of 90,000 common shares to non-officer directors of the Company. Options to purchase an aggregate of 45,000 common shares at $16.875 per share were automatically granted in January 1994 in equal amounts to each of the non-officer directors of the Company. Options granted under this plan extend for a term of ten years and become exercisable at the rate of 20% per year over five years commencing one year after the date of grant. During fiscal 1999 and 1998, 5,000 common shares were separately granted to two newly elected non-officer directors. As of November 28, 1999, only 3,000 options had been exercised under this plan.

Other Grants:

The Company has a long-term incentive compensation agreement with Donald L. Thompson, Chairman of the Board and Chief Executive Officer, who joined the Company in fiscal 1996. Among the provisions of this agreement is a so-called "Phantom Stock Plan." Under this plan, Mr. Thompson earns the right to the cash value of a total of 175,000 shares of the Company's common stock in the following installments, provided that he is employed by the Company on each of the dates shown: 25% on December 1, 1996, 25% on December 1, 1997, 25% on December 1, 1998 and 25% on December 1, 1999. The charges (credits) to administrative and general expenses with respect to this plan were $(531), $(802) and $1,431 in fiscal years 1999, 1998 and 1997, respectively.

During 1997, the Company adopted the Non-Employee Director Compensation Plan for non-officer directors of the Company. The plan includes a compensation package for the Company's non-officer directors that provides for basic directors' fees to be paid in a combination of cash and the Company's common shares. In addition, the plan provides for annual grants of nonqualified stock options to purchase 2,000 Company common shares at the fair market value of such common shares on the date of the grant. These options vest after two years (subject to possible acceleration) and extend for 10 years (subject to possible earlier termination). During fiscal 1999 and fiscal 1998, 2,000 common shares, were issued each year to each of the non-officer directors pursuant to this plan (20,000 shares and 18,000 shares in fiscal 1999 and 1998, respectively). As of November 28, 1999, no options had been exercised.

                        HUNT CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

                (In thousands except share and per share amounts)


12. Stock-Based Compensation Plans (Continued):

The Company has adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," and as permitted under SFAS No. 123, applies APB No. 25 and related interpretations in accounting for its stock option plans, and accordingly does not record compensation costs. If the Company had elected, beginning in fiscal 1997, to recognize compensation cost based on fair value of the options granted at grant date as prescribed by SFAS No. 123, earnings (loss) and earnings (loss) per share would have approximated the pro forma amounts shown below:


                                                               1999          1998      1997
                                                               ----          ----      ----
Earnings (loss):
        As reported:
                Income (loss) from continuing operations     $ 6,427       $11,623   $ (6,062)
                Net income .............................     $ 6,427       $12,107    $14,052
        Pro forma:
                Income (loss) from continuing operations     $ 5,222       $10,461   $ (7,397)
                Net income .............................     $ 5,222       $10,945    $12,717

Basic earnings (loss) per share:
        As reported:
                Income (loss) from continuing operations     $   .61         $1.04     $ (.55)
                Net income .............................     $   .61         $1.08      $1.27
        Pro forma:
                Income (loss) from continuing operations     $   .50         $.93      $ (.65)
                Net income .............................     $   .50         $.98       $1.10

Diluted earnings (loss) per share:
        As reported:
                Income (loss) from continuing operations     $   .61         $1.01     $ (.55)
                Net income .............................     $   .61         $1.05      $1.27
        Pro forma:
                Income (loss) from continuing operations     $   .50         $.91      $ (.65)
                Net income .............................     $   .50         $.95       $1.10


The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                               1999     1998     1997
                               ----     ----     ----

Expected dividend yield        4.21%    2.40%    2.27%
Risk-free interest rate        5.45%    5.31%    6.50%
Expected volatility ....      29.99%   26.10%   24.50%
Expected life (in years)       4.4      4.1      4.3

The weighted average estimated fair values of employee stock options granted during fiscal 1999, 1998 and 1997 were $2.18, $5.46 and $4.56 per share, respectively. The pro forma disclosures are not likely to be representative of the effects on earnings and earnings per common share in future years, because they do not take into consideration pro forma compensation expense related to grants made prior to the Company's fiscal year 1997.

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

14. Commitments and Contingencies:

Leases:

The capitalized lease obligations (see Note 9) represent amounts payable under leases that are, in substance, installment purchases. Property, plant and equipment includes the following assets under capital leases:

                                          1999       1998
                                          ----       ----
       Land .........................   $   152    $   152
       Buildings ....................     1,356      1,356
         Machinery and equipment.....       466        814
       Accumulated depreciation......    (1,812)    (2,150)
                                         ------     ------
                                        $   162    $   172
                                        =======    =======


The Company has the option to purchase the above assets at any time during the terms of the leases for amounts sufficient to redeem and retire the underlying lessor debt obligations. The capitalized lease obligations have various principal payments that mature no later than June 15, 2004.

The minimum rental commitments under all noncancellable leases as of November 28, 1999 are as follows:

                                            Operating
               Fiscal Period                  Leases

               2000                          $ 3,232
               2001                            2,688
               2002                            2,447
               2003                            1,496
               2004                            1,348
               Thereafter                      5,204
                                             -------
               Minimum lease payments        $16,415
                                             =======

Rent expense, including related real estate taxes charged to operations, amounted to $4,573, $4,818, and $5,254 for fiscal years 1999, 1998, and 1997, respectively.

                        HUNT CORPORATION AND SUBSIDIARIES

                (In thousands except share and per share amounts)


14. Commitments and Contingencies (Continued):

Contingencies:

The Company has employment/severance (change in control) agreements with its officers under which severance payments and benefits would become payable in the event of specified terminations of employment following a change in control (as defined) of the Company. The Company also has a termination policy applicable to other employees which provides severance payments and benefits in the event of certain terminations of employment. In the event of a change in control of the Company and subsequent termination of all employees, the maximum contingent severance liability would have been approximately $17.9 million at November 28, 1999.

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

The Company has been sued for patent infringement with respect to one of its minor products. After a jury trial, the U.S. District in the Western District of Wisconsin entered judgment against the Company in this matter and awarded damages to the plaintiffs in the amount of $3.3 million, plus interest and costs. The verdict has been appealed, and a decision of the Court of Appeals is expected within the relatively near future. The Company and its patent legal counsel believe that the verdict against the Company in the trial court was incorrect and that it will be reversed on appeal. Accordingly, the Company has not recorded any liability in its financial statements associated with this judgment. However, there can be no assurance that the Company will prevail in this matter. In the event of an unfavorable final judgment against the Company, management believes that it will not have a material impact on the Company's financial position, but it could have a material effect on quarterly or annual results of operations.

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

15. Research and Development:

Research and development expenses were approximately $4,025, $3,260, and $3,284 in fiscal years 1999, 1998 and 1997, respectively.

                        HUNT CORPORATION AND SUBSIDIARIES

                (In thousands except share and per share amounts)



16. Cash Flow Information:

Cash payments for interest and income taxes (net of refunds) were as follows:

                                                                  1999     1998     1997
                                                                  ----     ----     ----

Interest paid (net of amounts capitalized of $104, $376,
        and $139 in fiscal 1999, 1998, and 1997, respectively)   $4,661   $4,644   $5,000

Income taxes .................................................    2,934   16,249    3,386

Excluded from the accompanying Consolidated Statements of Cash Flows are the effects of certain non-cash investing and financing activities as follows:

                                              1999         1998        1997
                                              ----         ----         ----
Fair value of assets acquired ............   $   441          --      $11,667
Liabilities assumed or created ...........       361          --       11,719
Value of common shares received as payment
        upon exercise of stock options ...        --     $   414         444

17. Quarterly Financial Data (unaudited):

Quarterly financial data for each of the quarters during fiscal years 1999 and 1998 are as follows:

                                                                 1999
                                               ---------------------------------------
                                                First     Second     Third     Fourth
                                               -------    -------   -------    -------
Net sales ..................................   $60,369    $61,185   $61,143    $62,111
Gross profit ...............................    22,782     23,687    22,945     23,533
Income (loss) from continuing operations....     2,393      2,250     2,266       (482)
                                               -------    -------   -------    -------
Net income (loss) ..........................     2,393      2,250     2,266       (482)
                                               =======    =======   =======    =======
Basic earnings per common share:
Income (loss) from continuing operations....   $   .22    $   .22   $   .22   $   (.05)
                                               -------    -------   -------    -------
Net income (loss) ..........................   $   .22    $   .22   $   .22   $   (.05)
                                               =======    =======   =======    =======
Diluted earnings per common share:
Income (loss) from continuing operations....   $   .22    $   .22   $   .22   $   (.05)
                                               -------    -------   -------    -------
Net income (loss) ..........................   $   .22    $   .22   $   .22   $   (.05)
                                               =======    =======   =======   ========

                                      F-24

                        HUNT CORPORATION AND SUBSIDIARIES

                (In thousands except share and per share amounts)



17. Quarterly Financial Data (unaudited) (Continued):

                                                                 1998
                                               ---------------------------------------
                                                First     Second     Third     Fourth
                                               -------    -------   -------    -------
Net sales .............................        $61,265    $62,381   $61,236    $61,681
Gross profit ..........................         23,683     24,617    23,242     23,237
Income from continuing operations .....          3,313      4,840     2,818        652
Gain on sale of discontinued operations             --         --       484         --
                                               -------    -------   -------    -------
Net income ............................          3,313      4,840     3,302        652
                                               =======    =======   =======   ========
Basic earnings per common share:
Income from continuing operations .....        $   .30    $   .43   $   .25   $    .06
Gain on sale of discontinued operations             --         --       .04         --
                                               -------    -------   -------    -------
Net income ............................        $   .30    $   .43   $   .29   $    .06
                                               =======    =======   =======   ========
Diluted earnings per common share:
Income from continuing operations .....        $   .28    $   .41   $   .24   $    .06
Gain on sale of discontinued operations             --         --       .04         --
                                               -------    -------   -------    -------
Net income ............................        $   .28    $   .41   $   .28   $    .06
                                               =======    =======   =======   ========


The sum of the quarterly income (loss) per share data may not be the same as income (loss) per share for the year, due to changes in the number of average outstanding shares.

The fourth quarter of fiscal 1999 net loss includes pre-tax charges of $6.2 million ($.39 per share) relating to the implementation of the 1999 restructuring plan and pre-tax credits of $.6 million ($.04 per share) relating to the net reduction to some of its reserves established in connection with the implementation of the 1997 strategic plan during fiscal 1997. Also in the fourth quarter of fiscal 1999, the Company reduced by $.5 million pre-tax ($.03 per share) some of its reserves established in connection with its 1997 business divestitures. (See Note 3.) In addition, the Company realized tax benefits of $.5 million ($.05 per share) as a result of favorable resolutions of certain prior years' tax exposures and liquidations of LIFO inventories which reduced expenses by $335 pre-tax ($.02 per share).

The second quarter of fiscal 1998 net income includes pre-tax credits of $2.0 million ($.11 per share) and the fourth quarter of fiscal 1998 net income includes pre-tax credits of $.7 million ($.04 per share) relating to the net reduction to some of its reserves established in connection with the implementation of the strategic plan during fiscal 1997. (See Note 3.) Also in fiscal 1998, the Company reduced by $.7 million pre-tax ($.04 per share) some of its reserves established in connection with its 1997 business divestitures of which $.4 million pre-tax ($.02 per share) is included in the second quarter, and $.3 million pre-tax ($.01 per share) is included in the third quarter. The Company also reduced by $.7 million pre-tax ($.04 per share) some of its reserves established in connection with its 1997 disposal of a discontinued business. (See Note 3.)


The fourth quarter of fiscal 1998 net income includes higher inventory obsolescence expense versus fiscal 1997 of approximately $.4 million pre-tax ($.03 per share). In addition, liquidations of LIFO inventories during fiscal 1998 reduced expenses in the fourth quarter by $167 pre-tax ($.01 per share). The fourth quarter of fiscal 1998 net income also includes higher marketing and selling expenses (principally due to timing of promotional and packaging development related costs) and higher administrative and general expenses (related to consulting fees) than the other quarters of fiscal 1998.

                        HUNT CORPORATION AND SUBSIDIARIES

                (In thousands except share and per share amounts)


18. Industry Segment Information:

During fiscal 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires the presentation of descriptive information about reportable segments that is consistent with that made available to management to assess performance. The Company operates in two reportable business segments, each of which is a strategic business that is managed separately because each business develops, manufactures and sells distinct products. The business segments consist of consumer products (including office and art supplies) and graphics products (including supplies and equipment). The Company's management evaluates performance based on several factors. However, the primary measurement focus is "operating income" excluding restructuring, net gain on divestitures and any other unusual items. The accounting policies of the segments are the same as those described in Note 1. Previously reported segment and geographic information has been restated to conform with SFAS No. 131 requirements.

The following table presents information about the Company's reportable segments. Intersegment sales are recorded on a basis intended to reflect as nearly as possible the market value of the products. Operating income includes all revenues and expenses of the reportable segment except for restructuring, net gain on divestitures, interest expense, interest income, other expenses, other income, and income taxes, which are excluded from the measure of segment profitability reviewed by the Company's management. Identifiable assets are those assets used in the operations of each business segment. Corporate assets include cash and miscellaneous other assets not identifiable with any particular segment. Capital additions include amounts related to acquisitions.

                                     Consumer     Graphics
Fiscal Year 1999                     Products     Products     Corporate    Intersegment    Consolidated
----------------                     --------     --------     ---------    ------------    ------------

Intersegment sales ..............   $     839    $      75      $    --      $    (914)        $      --
                                    =========    =========      =========    =========         =========
Net external sales ..............   $ 108,237    $ 136,571                                     $ 244,808
                                    =========    =========                                     =========
Operating income ................   $  18,156    $   7,320      $  (8,454)                     $  17,022
                                    =========    =========      =========
Restructuring and
        net gain on divestitures*   $    (204)   $  (5,593)     $     732                         (5,065)
                                    =========    =========      =========                      ---------
Income from operations ..........                                                              $  11,957
Interest expense ................                                                                 (4,471)
Interest income .................                                                                  1,471
Other income, net ...............                                                                    126
                                                                                               ---------
Income from continuing
        operations before
        income taxes ............                                                              $   9,083
                                                                                               =========
Identifiable assets .............   $  33,644    $  93,241      $  52,744                      $ 179,629
                                    =========    =========      =========                      =========
Capital additions** .............   $   2,028    $   2,767      $     145                      $   4,940
                                    =========    =========      =========                      =========
Depreciation and
        amortization ............   $   2,600    $   5,627      $     313                      $   8,540
                                    =========    =========      =========                      =========

 * See Note 3

** Includes $.1 million of capital additions relating to business acquisition.

                        HUNT CORPORATION AND SUBSIDIARIES

                (In thousands except share and per share amounts)


18. Industry Segment Information (Continued):


                                     Consumer     Graphics
Fiscal Year 1998                     Products     Products     Corporate    Intersegment    Consolidated
----------------                     --------     --------     ---------    ------------    ------------

Intersegment sales ..............   $     395    $      --      $      --    $    (395)        $      --
                                    =========    =========      =========    =========         =========
Net external sales ..............   $ 107,893    $ 138,670                                     $ 246,563
                                    =========    =========                                     =========
Operating income ................   $  16,640    $   6,517      $  (7,438)                     $  15,719
                                    =========    =========      =========
Restructuring and
        net gain on divestitures*   $   2,944    $    (334)     $     925                          3,535
                                    =========    =========      =========                      ---------
Income from operations ..........                                                              $  19,254
Interest expense ................                                                                 (4,344)
Interest income..................                                                                  2,626
Other income, net ...............                                                                    176
                                                                                               ---------
Income from continuing
        operations before
        income taxes ............                                                              $  17,712
                                                                                               =========
Identifiable assets .............   $  33,555    $  98,297      $  55,005                      $ 186,857
                                    =========    =========      =========                      =========
Capital additions ...............   $   4,357    $   9,211      $     285                      $  13,853
                                    =========    =========      =========                      =========
Depreciation and
        amortization.............   $   2,661    $   5,241      $     365                      $   8,267
                                    =========    =========      =========                      =========

*See Note 3.

                                     Consumer     Graphics
Fiscal Year 1997                     Products     Products     Corporate    Intersegment    Consolidated
----------------                     --------     --------     ---------    ------------    ------------
Intersegment sales...............   $     158    $      --      $      --    $    (158)        $      --
                                    =========    =========      =========    =========         =========
Net external sales ..............   $ 122,311    $ 137,229                                     $ 259,540
                                    =========    =========                                     =========
Operating income ................   $  19,630    $  11,211      $ (11,291)                     $  19,550
                                    =========    =========      =========
Restructuring and
        net gain on divestitures*   $ (18,160)   $  (8,453)     $   3,506                        (23,107)
                                    =========    =========      =========                      ---------
Income from operations...........                                                              $  (3,557)
Interest expense.................                                                                 (4,920)
Interest income .................                                                                    538
Other expense, net ..............                                                                   (852)
                                                                                               ---------
Loss from continuing operations
        before income taxes......                                                              $  (8,791)
                                                                                               =========
Identifiable assets..............   $  36,764    $  90,563      $  82,195                      $ 209,522
                                    =========    =========      =========                      =========
Capital additions**..............   $   6,022    $   9,308      $      97                      $  15,427
                                    =========    =========      =========                      =========
Depreciation and
        amortization ............   $   4,295    $   3,166      $     379                         $7,840
                                    =========    =========      =========                      =========

*See Note 3.

**Includes $3.6 million of capital additions relating to business acquisition.

                        HUNT CORPORATION AND SUBSIDIARIES

                (In thousands except share and per share amounts)

18. Industry Segment Information (Continued):

The Company has significant sales and long-lived assets in the following geographic areas. Sales are based on the location in which the sale originated. Long-lived assets include property, plant and equipment, goodwill, trademarks, and other intangibles, net of related depreciation and amortization.

                                     Net External Sales             Long-Lived Assets
                                -------------------------     ----------------------------
                                1999      1998       1997       1999        1998      1997
                                ----      ----       ----       ----        ----      ----
North America ............   $205,663   $205,213   $214,597   $101,072   $ 81,750   $ 77,561
Europe and other .........     39,145     41,350     44,943     44,378     50,102     49,766
Corporate ................         --         --         --     34,179     55,005     82,195
                             --------   --------   --------   --------   --------   --------
Total ....................   $244,808   $246,563   $259,540   $179,629   $186,857   $209,522
                             ========   ========   ========   ========   ========   ========

19. Financial Instruments:

Off-Balance Sheet Risk:

Letters of credit are issued by the Company during the ordinary course of business through major domestic banks as required by certain vendor contracts. As of November 28, 1999 and November 29, 1998, the Company had outstanding letters of credit for $1 million and $1.1 million, respectively.

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade receivables. The Company places its temporary cash investments ($32.8 million and $37.3 million at November 28, 1999 and November 29, 1998, respectively) with quality financial institutions and, by policy, limits the amount of credit exposure to any one financial institution.

The Company provides credit, in the normal course of business, to a large number of distributors and retailers and generally does not require collateral or other security to support customer receivables. Management believes that concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base and their dispersion across many different industries and geographies with no single customer accounting for more than 10% of net sales. However, the Company's ten largest customers accounted for approximately 39% and 27% of accounts receivable at November 28, 1999 and November 29, 1998, respectively. The Company performs on-going credit evaluations of its customers, maintains allowances for potential credit losses, and carries credit insurance coverage for most of its large customer accounts.

                        HUNT CORPORATION AND SUBSIDIARIES

                (In thousands except share and per share amounts)

19. Financial Instruments (Continued):

Fair Value:

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and cash equivalents -- The carrying amount approximates fair value because of the short maturity of these instruments.

Debt (excluding capital lease obligations) -- The fair value of the Company's debt is estimated based on the current rates offered to the Company for debt of the same remaining maturities.

The estimated fair values of the Company's financial instruments November 28, 1999 and November 29, 1998 are as follows:

                                                1999                     1998
                                        -------------------      ------------------
                                        Carrying      Fair       Carrying     Fair
                                         Amount       Value       Amount      Value
                                         ------       -----       ------      -----

Cash and cash equivalents ............   $36,897     $36,897      $40,724    $40,724
Debt (excluding capital
        lease obligations) ...........   $54,659     $56,984      $56,196    $59,677



                        Hunt Corporation and Subsidiaries

                 Schedule II. Valuation and Qualifying Accounts
                    for the fiscal years 1999, 1998 and 1997
                                 (In thousands)

                                                                           Column C
Column A                                               Column B            Additions              Column D       Column E
--------                                               --------      ----------------------       --------       --------
                                                       Balance at    Charged to    Charged                        Balance
                                                       Beginning     Costs and     to Other                       at End
Classification                                         of Period     Expenses      Accounts      Deductions      of Period
--------------                                         ---------     --------      --------      ----------      ---------

1999:
        Allowance for doubtful accounts ...........     $1,721        $  161        $14(D)        $  929(A)         $  967
                                                        ======        ======        ======        =========         ======

        Reserve for customer returns and deductions     $1,060        $  176        $--           $  135(B)         $1,101
                                                        ======        ======        ======        =========         ======
        Reserve for inventory obsolescence ........     $2,432        $  828        $--           $  998(C)         $2,262
                                                        ======        ======        ======        =========         ======
1998:
        Allowance for doubtful accounts ...........     $1,842        $   77        $--           $  198(A)         $1,721
                                                        ======        ======        ======        =========         ======
        Reserve for customer returns and deductions     $1,017        $   92        $--           $   49(B)         $1,060
                                                        ======        ======        ======        =========         ======
        Reserve for inventory obsolescence ........     $1,189        $1,526        $--           $  283(C)         $2,432
                                                        ======        ======        ======        =========         ======
1997:
        Allowance for doubtful accounts ...........     $1,809        $  786        $185(D)       $  938(A)         $1,842
                                                        ======        ======        ======        =========         ======
        Reserve for customer returns and deductions     $1,173        $   --        $126(D)       $  282(B)         $1,017
                                                        ======        ======        ======        =========         ======
        Reserve for inventory obsolescence ........     $2,229        $1,040        $227(D)       $2,307(C)         $1,189
                                                        ======        ======        ======        =========         ======



(A)  Doubtful accounts written off, net of collection expenses.
(B)  Primarily credits issued to customers.
(C) Largely the result of programs to dispose of fully reserved obsolete inventory. Amount is net of recoveries.
(D)  Primarily due to business acquisitions.

                                 EXHIBIT INDEX
                          (of Exhibits filed herewith)




(4)(c)(1)     Rights Agreement

(4)(c)(2)     Assignment and Assumption Agreement

(10)(a)       Lease Agreement

(10)(d)       1994 Non-Employee Directors' Stock Option Plan

(10)(f)(1)    Form of Change in Control Agreement

(10)(f)(2)    List of Executive Officers Who Are Parties to
              Change of Control Agreements

(10)(g)(2)    Amendment No. 1 to Supplemental Executive Benefits Plan


(10)(h)(2)    Description of Amendment to Employment Agreement

(23)          Consent of PricewaterhouseCoopers

(27)          Financial Data Schedule