Form 10-Q
period 2000-02-27
HUNT CORP
filed 2000-04-12
CIK 49146

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                            OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 February 27, 2000
                              --------------------------------------------------

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
                                                -----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of April 1, 2000, there were outstanding 9,929,939 shares of the registrant's common stock.

                                HUNT CORPORATION

                                      INDEX
                                                                       Page
                                                                       ----

PART I -  FINANCIAL INFORMATION
          ---------------------

Item 1 -  Financial Statements
          --------------------

          Condensed Consolidated Balance Sheets as of
          February 27, 2000 and November 28, 1999                        3

          Condensed Consolidated Statements of Income -
          Three Months Ended February 27, 2000
          and February 28, 1999                                          4

          Consolidated Statements of Comprehensive Income -
          Three Months Ended February 27, 2000
          and February 28, 1999                                          5

          Condensed Consolidated Statements of Cash Flows -
          Three Months Ended February 27, 2000
          and February 28, 1999                                          6

          Notes to Condensed Consolidated Financial
          Statements                                                     7 - 10

Item 2 -  Management's Discussion and Analysis of
          ---------------------------------------
          Financial Condition and Results of Operations                  11 - 14
          ---------------------------------------------

Item 3 -  Quantitative and Qualitative Disclosures about Market Risk     15
          ----------------------------------------------------------


PART II - OTHER INFORMATION
          -----------------

Item 1 -  Legal Proceedings                                              16
          -----------------

Item 6 -  Exhibits and Reports on Form 8-K                               16
          --------------------------------

          Signatures                                                     17
          ----------

          Exhibit Index                                                  18
          -------------

                                                                          Page 3
                         Part I - FINANCIAL INFORMATION
                                  ---------------------

Item 1. Financial Statements
        --------------------

                                Hunt Corporation
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)
                (In thousands except share and per share amounts)

                                                                               February 27,              November 28,
                                            ASSETS                                 2000                      1999
                                                                              -------------              ------------
Current assets:
     Cash and cash equivalents                                                 $  26,448                  $  36,897
     Accounts receivable, less allowance for doubtful
       accounts: 2000, $832; 1999, $967                                           33,045                     33,445
     Inventories:
         Raw materials                                                             9,733                      6,966
         Work in process                                                           3,168                      3,337
         Finished goods                                                           11,939                     10,373
                                                                               ---------                  ---------
            Total inventories                                                     24,840                     20,676

     Deferred income taxes                                                         5,165                      5,406
     Prepaid expenses and other current assets                                     1,132                        850
                                                                               ----------                ----------
              Total current assets                                                90,630                     97,274

Property, plant and equipment, at cost, less
  accumulated depreciation and amortization:
  2000, $45,643; 1999, $43,781                                                    44,255                     45,121
Excess of acquisition costs over net assets acquired, net                         24,447                     25,013
Other assets                                                                      12,581                     12,221
                                                                               ---------                  ---------
                       Total assets                                            $ 171,913                  $ 179,629
                                                                               ==========                 =========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt                                         $      23                  $      23
     Accounts payable                                                              9,616                     10,762
     Accrued expenses:
       Salaries, wages and commissions                                             1,243                      3,584
       Income taxes                                                                2,589                      1,481
       Other                                                                      16,539                     20,001
                                                                               ---------                  ---------
              Total current liabilities                                           30,010                     35,851
Long-term debt, less current portion                                              55,674                     56,647
Deferred income taxes                                                              1,709                      1,906
Other non-current liabilities                                                     14,995                     14,710
Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.10 par value, authorized 1,000,000 shares
       (including 50,000 shares of Series A Junior
       Participating Preferred); none issued                                           -                          -
     Common stock, $.10 par value, 40,000,000 shares
       authorized; issued:  2000 and 1999 -16,152,322 shares                       1,615                      1,615
     Capital in excess of par value                                                6,434                      6,434
     Accumulated other comprehensive loss                                         (2,948)                    (2,459)
     Retained earnings                                                           161,439                    160,267
                                                                               ---------                  ---------
                                                                                 166,540                    165,857
     Less cost of treasury stock:
     2000 - 6,176,083 shares; 1999 - 5,987,383 shares                            (97,015)                   (95,342)
                                                                               ---------                  ---------
                       Total stockholders' equity                                 69,525                     70,515
                                                                               ---------                  ---------
                          Total liabilities and stockholders' equity           $ 171,913                  $ 179,629
                                                                               ==========                 =========


     See accompanying notes to condensed consolidated financial statements.

                                Hunt Corporation
                   Condensed Consolidated Statements of Income
                                   (Unaudited)
                     (In thousands except per share amounts)

                                                                               Three Months Ended
                                                                         ----------------------------
                                                                          February 27,    February 28,
                                                                             2000             1999
                                                                         ------------    ------------
Net sales                                                                    $60,633         $60,369

Cost of sales                                                                 38,716          37,587
                                                                             -------         -------

   Gross profit                                                               21,917          22,782

Selling, administrative and general expenses                                  17,881          18,409
                                                                             -------         -------

   Income from operations                                                      4,036           4,373

Interest expense                                                               1,144           1,189

Other income, net                                                               (496)           (497)
                                                                             -------         -------

Income before income taxes                                                     3,388           3,681

Provision for income taxes                                                     1,186           1,288
                                                                             -------         -------

   Net income                                                                 $2,202          $2,393
                                                                             =======         =======

Net income per share - Basic                                                    $.22            $.22
                                                                             =======         =======

Net income per share - Diluted                                                  $.22            $.22
                                                                             =======         =======

Dividends per common share                                                     $.103           $.103
                                                                             =======         =======


     See accompanying notes to condensed consolidated financial statements.

                                Hunt Corporation
                 Consolidated Statements of Comprehensive Income
                                   (Unaudited)
                                 (In thousands)


                                                                               Three Months Ended
                                                                         ----------------------------
                                                                          February 27,    February 28,
                                                                             2000             1999
                                                                         ------------    ------------
Net income                                                                   $ 2,202         $ 2,393

Comprehensive loss:
    Foreign currency translation adjustments,
      net of income tax benefit of $263 and
      $448 in 2000 and 1999,
      respectively                                                              (489)           (833)
                                                                             -------         -------

Other comprehensive loss                                                        (489)           (833)
                                                                             -------         -------

Comprehensive income                                                         $ 1,713         $ 1,560
                                                                             =======         =======

     See accompanying notes to condensed consolidated financial statements.

                                Hunt Corporation
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)

                                                                                       Three Months Ended
                                                                             ---------------------------------
                                                                             February 27,         February 28,
                                                                                 2000                 1999
                                                                             ------------         ------------
Cash flows from operating activities:
Net income                                                                   $  2,202              $  2,393
Adjustments to reconcile net income to net cash
   used for operating activities:
     Depreciation and amortization                                              2,366                 2,258
     Deferred income taxes                                                         47                   409
     Loss on disposals of property, plant and equipment                             -                     4
     Payments for special charges                                                (801)                 (576)
     Changes in operating assets and liabilities                               (8,614)              (10,954)
                                                                             ---------             ---------
          Net cash used for operating activities                               (4,800)               (6,466)
                                                                             ---------             ---------

Cash flows from investing activities:
   Additions to property, plant and equipment                                  (1,242)                 (601)
   Acquisition of business                                                         (8)                    -
                                                                             ---------             ---------
         Net cash used for investing activities                                (1,250)                 (601)
                                                                             ---------             ---------

Cash flows from financing activities:
   Proceeds from issuance of long-term debt                                     2,501                 3,709
   Payments on long-term debt, including current maturities                    (3,405)               (3,155)
   Book overdrafts                                                               (573)                  962
   Purchases of treasury stock                                                 (1,673)               (5,168)
   Dividends paid                                                              (1,030)               (1,116)
   Other, net                                                                    (153)                  (62)
                                                                             ---------             ---------
         Net cash used for financing activities                                (4,333)               (4,830)
                                                                             ---------             ---------

Effect of exchange rate changes on cash                                           (66)                  (72)
                                                                             ---------             ---------

Net decrease in cash and cash equivalents                                     (10,449)              (11,969)

Cash and cash equivalents, beginning of period                                 36,897                40,724
                                                                             ---------             ---------

Cash and cash equivalents, end of period                                     $ 26,448              $ 28,755
                                                                             =========             =========

     See accompanying notes to condensed consolidated financial statements.

                                Hunt Corporation
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


1. The accompanying condensed consolidated financial statements and related notes are unaudited; however, in management's opinion all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position at February 27, 2000 and the results of operations and cash flows for the periods shown have been made. Such statements are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by generally accepted accounting principles or those normally made in Form 10-K.


2. A reconciliation of weighted average common shares outstanding to weighted average common shares outstanding assuming dilution in calculating the earnings per share is shown below (in thousands):

                                                        Three Months Ended
                                                        ------------------
                                                     February 27,  February 28,
                                                         2000          1999
                                                         ----          ----
  Average common shares outstanding - basic            10,024        10,794

  Add: common equivalent shares representing
  shares issuable upon exercise of stock options
  and stock grants                                         17             1
                                                       ------        ------
  Average common shares and dilutive
  securities outstanding                               10,041        10,795
                                                       ======        ======


3. The following table sets forth the details and the cumulative activity in the various accruals and reserves associated with the Company's 1999 restructuring plan in the Condensed Consolidated Balance Sheet at February 27, 2000 (in thousands):


                                 Balance at            Current       Cash         Non-Cash          Balance at
                              November 28, 1999       Provision   Reductions      Activity       February 27, 2000
                             ------------------       ---------   ----------      --------       -----------------
Severance                       $ 2,539                   -        $ (157)          $ -               $ 2,382

Lease Obligations                 1,766                   -            (2)            -                 1,764

Fixed Assets                      1,581                   -            (3)            -                 1,578

Other                               177                   -           (59)            -                   118
                                -------                -------     ------           -----             -------

Total                           $ 6,063                   -        $ (221)          $ -               $ 5,842
                                =======                =======     ======           =====             =======

4. The following table sets forth the details and the cumulative activity in the various accruals and reserves associated with the Company's 1997 strategic plan in the Condensed Consolidated Balance Sheet at February 27, 2000 (in thousands):

                                 Balance at            Current       Cash         Non-Cash          Balance at
                              November 28, 1999       Provision   Reductions      Activity       February 27, 2000
                             ------------------       ---------   ----------      --------       -----------------
Lease Obligations                   $ 554                -         $ (548)          $  -                $   6

Severance                              46                -            (15)             -                   31

Other                                 296                -            (17)             -                  279
                                    -----             ------       ------           ------              -----

Total                               $ 896                -         $ (580)          $  -                $ 316
                                    =====             ======       ======           ======              =====


5. The Company has been sued for patent infringement with respect to one of its minor products. After a jury trial during the Company's second quarter of fiscal 1998, the U.S. District in the Western District of Wisconsin entered judgment against the Company in this matter and awarded damages to the plaintiffs in the amount of $3.3 million, plus interest and costs. The verdict has been appealed, and a decision of the Court of Appeals is expected within the relatively near future. The Company and its patent legal counsel believe that the verdict against the Company was incorrect and that it will be reversed on appeal. Accordingly, the Company has not recorded any liability in its financial statements associated with this judgment. However, there can be no assurance that the Company will prevail in this matter. In the event of an unfavorable final judgment against the Company, management believes that it will not have a material impact on the Company's financial position, but it could have a material effect on quarterly or annual results of operations. (See also Note 14 to the Consolidated Financial Statements included in the Company's 1999 Form 10-K.)

6. During fiscal 1999, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires selected information about reportable segments in interim financial reports that is consistent with that made available to management to assess performance. The Company operates in two reportable business segments, each of which is a strategic business that is managed separately because each business develops, manufactures and sells distinct products. The business segments consist of consumer products (including office and art supplies) and graphics products (including supplies and equipment). The Company's management evaluates performance based on several factors. However, the primary measurement focus is "operating income" excluding restructuring, net gain on divestitures, costs incurred in connection with the implementation of the 1999 restructuring plan and any other unusual items.

     The following table presents information about the Company's reportable segments. Intersegment sales are not significant. Operating income includes all revenues and expenses of the reportable segment except for restructuring, net gain on divestitures, costs incurred in connection with the implementation of the 1999 restructuring plan, interest expense, interest income, other expenses, other income, and income taxes, which are excluded from the measure of segment profitability reviewed by Company's management. Identifiable assets are those assets used in the operations of each business segment. Corporate assets include cash and miscellaneous other assets not identifiable with any particular segment.


    1st Qtr               Consumer      Graphics
Fiscal Year 2000          Products      Products         Corporate     Consolidated
----------------          --------      --------         ---------     ------------
Net external sales        $ 25,375      $ 35,258                         $ 60,633
                          ========      ========                         ========

Operating income          $  4,224      $  1,688          $ (1,624)      $  4,288
                          ========      ========          ========

Implementation costs      $    (34)     $   (217)         $     (1)          (252)
                          ========      ========          ========       --------

Income from operations                                                   $  4,036
Interest expense                                                           (1,144)
Interest income                                                               397
Other income, net                                                              99
                                                                         --------
Income from continuing
 operations before
 income taxes                                                            $  3,388
                                                                         ========

Identifiable assets       $ 33,475      $ 95,992          $ 42,446       $171,913
                          ========      ========          ========       ========


    1st Qtr               Consumer      Graphics
Fiscal Year 1999          Products      Products         Corporate     Consolidated
----------------          --------      --------         ---------     ------------

Net external sales        $ 26,389      $ 33,980                         $ 60,369
                          ========      ========                         ========

Operating income          $  4,041      $  2,202          $ (1,870)      $  4,373
                          ========      ========          ========

Implementation costs      $      -      $      -          $      -              -
                          ========      ========          ========       --------

Income from operations                                                   $  4,373
Interest expense                                                           (1,189)
Interest income                                                               387
Other income, net                                                             110
                                                                         --------
Income from continuing
 operations before
 income taxes                                                            $  3,681
                                                                         ========

Identifiable assets       $ 35,926      $ 98,517          $ 43,644       $178,087
                          ========      ========          ========       ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
        -----------------------------------------------------------------------

The following discussion includes certain forward-looking statements within the meaning of the Private Securities Litigation Act of 1995. Such forward-looking statements represent management's assessment based upon information currently available, but are subject to risks and uncertainties which could cause actual results to differ materially from those set forth in the forward-looking statements. These risks and uncertainties include, but are not limited to, the Company's ability to successfully complete the implementation, and realize the anticipated growth and other benefits, of its restructuring and strategic plans on a timely basis; the effect of, and changes in, worldwide general economic conditions; technological and other changes affecting the manufacture of and demand for the Company's products; competitive and other pressures in the market place; the outcome of litigation in which the Company is engaged (including that referenced in Note 5 to Condensed Consolidated Financial Statements above); and other risks and uncertainties set forth herein and in the Company's 1999 Form 10-K and as may be set forth in the Company's subsequent Forms 10-Q, 8-K and other filings with the Securities and Exchange Commission.


In October 1999, the Company initiated a comprehensive reorganization and restructuring plan (the "1999 restructuring plan"). The major components of the 1999 restructuring plan include (with principal emphasis on the Company's Graphics Products business) creating manufacturing centers of excellence, outsourcing the Company's European distribution activities and consolidating its
U. S. distribution activities, and focusing its product offering and marketing efforts. In addition to the restructuring charges of $6.2 million relating to this plan recognized in fiscal 1999, the Company expects to spend approximately $3.0 million, primarily in fiscal 2000, for implementation costs of this plan. During the first quarter of fiscal 2000, the Company recognized $.3 million, or $.02 per share, of such implementation costs. These implementation costs consist of employee retention bonuses, employee relocation expenses, and other costs and are included in the Condensed Statements of Income for the three months ended February 27, 2000 as follows: $.1 million to cost of sales and $.2 million to selling, general and administrative expenses. The estimated pre-tax cost savings to be generated from the 1999 restructuring plan have been upwardly revised and are now expected to be approximately $1.5 million in fiscal 2000, principally during the second half of the year, and are expected to grow to $5.3 million in fiscal 2001 and $5.7 million per year thereafter. Although the Company expects realization of such future costs savings, there can be no assurance that they will be achieved. (Note: All earnings per share amounts included in Management's Discussion and Analysis are presented on an after-tax, diluted basis.) (See Note 3 to Condensed Consolidated Financial Statements herein.)

As recently announced, Eastman Kodak Company has chosen the Company to be its global partner in providing image finishing solutions. Under the Company's agreement with Kodak, the Company will manufacture a portfolio of laminating and adhesive products to be sold by Kodak under the Kodak name worldwide. Kodak will also distribute lamination and substrate products under the Company's Seal(R) brand name.

Results of Operations
---------------------

Net Sales
---------

Net sales of $60.6 million for the first quarter of fiscal 2000 increased .4% from the first quarter of fiscal 1999 due to higher sales of graphics products (up 3.7%), partially offset by lower sales of consumer products (down 3.9%). The increase in graphics products sales was largely the result of higher board products sales (up 8.0%) and higher film and adhesive supplies products sales (up 2.2%), while laminating equipment products sales were down 4.0% from the comparable prior year period. The decrease in consumer products sales was due primarily to the termination by Schwan-STABILO Schwanhausser GmbH & Co. of its distribution agreement with the Company (effective September 1, 1999) relating to highlighter markers and writing instruments, and to timing of sales orders from large retail customers. Export sales increased 10% in the first quarter of fiscal 2000 compared to the same prior year period due to higher sales in Canada. Foreign sales decreased 20% in the first quarter of fiscal 2000 compared to the prior year first quarter due to a combination of factors - lower film and adhesive supplies and laminating equipment products sales resulting from new products introduced in the fourth quarter of fiscal 1998 but not shipped until the first quarter of fiscal 1999, slower start of new product introductions in first quarter of fiscal 2000, and the effect of unfavorable exchange rates for the Dutch guilder (the functional currency of the Company's Netherlands operations).

Although the Company believes that it will see sales growth for the balance of fiscal 2000 due principally to new product programs and the anticipated benefits of the Company's previously mentioned new relationship with the Eastman Kodak Company, there is no assurance that such sales growth will be achieved.

Gross Profit
------------

The Company's gross profit percentage decreased to 36.1% of net sales in the first quarter of fiscal 2000 from 37.7% in the first quarter of fiscal 1999. The first quarter 2000 reductions in gross profit dollars and percentage were principally the result of higher product costs, lower net selling prices, and unfavorable customer and product mix, primarily in the graphics products business. Management expects the pressure on net selling prices, attributable in large part to the growing bargaining power of the Company's largest customers such as the office superstores, to continue during fiscal 2000. The Company has experienced significant cost increases for some of its raw materials, such as styrene plastic and corrugated packaging materials, during the first quarter of fiscal 2000 and is uncertain if this trend will continue. As a result, management has initiated cost reduction measures and other programs in an effort to offset these cost increases. In addition, the Company expects cost savings in the second half of fiscal 2000 from the 1999 restructuring plan to help mitigate these cost increases as well as improve gross margins.

Selling, Administrative and General Expenses
--------------------------------------------

Selling, administrative and general expenses decreased $.5 million, or 2.9%, in the first quarter of fiscal 2000 compared to the prior year first quarter. This decrease was the net result of lower management incentive compensation costs and bad debt expenses, and lower promotion advertising and marketing discretionary spending, partially offset by higher freight costs, freight allowances and distribution operating costs. During the latter part of the first quarter of fiscal 2000, the Company has experienced increases in the cost of shipping its products as a result of recent cost increases in petroleum based products. Management is uncertain how long these cost increases will continue.

Provision for Income Taxes
--------------------------

The Company's effective income tax rate was 35% for the first quarters of fiscal 2000 and 1999.

Net Income and Earnings Per Share
---------------------------------

Net income of $2.2 million for the first quarter of fiscal 2000 decreased $.2 million from the first quarter of fiscal 1999, while earnings per share remained the same ($.22 per share). Excluding the effects of special items recorded during the first quarter of fiscal 2000 in connection with the implementation of the 1999 restructuring plan, earnings per share would have been $.24 compared to $.22 per share during the same period last year. This increase was favorably impacted by lower average common shares outstanding as a result of the Company's stock repurchase program (average diluted common shares outstanding were 10,041,000 and 10,795,000 in the first quarters of fiscal 2000 and 1999, respectively).

Financial Condition
-------------------

The Company's working capital decreased to $60.6 million from $61.4 million, and its current ratio increased to 3.0 from 2.7, at the end of the first quarter of fiscal 2000 from the end of fiscal 1999, respectively. The Company's debt/capitalization percentage was 44% and 45% at the end of the first quarter of fiscal 2000 and at the end of fiscal 1999, respectively. Funds from operations and available cash balances were sufficient during the first three months of fiscal 2000 to fund additions to property, plant and equipment of $1.2 million, to pay cash dividends of $1.0 million, to fund the repurchase of $1.7 million of the Company's common shares, to fund a $1.0 million reduction of long-term debt, and to make cash payments related to the 1999 restructuring and 1997 strategic plans of $.8 million.

Current assets decreased to $90.6 million at the end of the first quarter of fiscal 2000 from $97.3 million at the end of fiscal 1999 largely as a result of lower cash and cash equivalents, partially offset by higher inventory balances. The decrease in cash and cash equivalents was largely due to items discussed in the preceding paragraph. Inventories increased to $24.8 million at the end of the first quarter from $20.7 million at the end of fiscal 1999 due primarily to inventory build-up in connection with the 1999 restructuring plan and to higher anticipated sales volume.

Current liabilities decreased to $30.0 million at the end of the first quarter of fiscal 2000 from $35.9 million at the end of fiscal 1999. This decrease was largely attributable to the timing of accounts payable and interest payments, the payment of a $1.0 million special performance award to Company employees, and reductions in the accruals associated with the Company's 1999 restructuring plan and the 1997 strategic plan.

The effect of unfavorable currency exchange rates for the Dutch guilder (the functional currency of the Company's Netherlands operations) was the principal cause for the $.5 million decrease in the accumulated other comprehensive loss account in stockholders' equity.

The Company has a revolving credit agreement of $75 million and a line of credit at one of its foreign operations of 1.5 million British pounds sterling (approximately $2.4 million). There were outstanding borrowings of $3.3 million under these credit facilities at February 27, 2000. Management believes that funds generated from operations, combined with the existing credit facilities, will be sufficient to meet currently anticipated working capital and other capital and debt service requirements. Should the Company require additional funds, management believes that the Company could obtain them at competitive costs. Management currently expects that total fiscal 2000 expenditures for additions to property, plant and equipment to increase capacity and productivity will approximate $7.6 million, of which approximately $1.2 million has been expended through the first three months of fiscal 2000.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk
         ----------------------------------------------------------

There have been no material changes in the Company's market risk from that set forth in the Company's fiscal 1999 Form 10-K.

PART II - OTHER INFORMATION
          -----------------

Item 1 - Legal Proceedings
         -----------------

Reference is made to Part I, Item 3 of the Company's fiscal 1999 Form 10-K and to Note 5 to the Condensed Consolidated Financial Statements herein.

Item 6 - Exhibits and Reports on Form 8-K
         ---------------------------------

(a) Exhibits

      27      Financial Data Schedule for the quarter ended February 27, 2000.


(b) Reports on Form 8-K

       No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                HUNT CORPORATION.


Date      April 12, 2000                  By    /s/  William E. Chandler
    -----------------------------           ------------------------------------
                                            William E. Chandler
                                            Senior Vice President, Finance
                                            (Principal Financial Officer)


Date      April 12, 2000                  By    /s/  Donald L. Thompson
    ------------------------------          ------------------------------------
                                            Donald L. Thompson
                                            Chairman of the Board
                                            and Chief Executive Officer


Date      April 12, 2000                  By    /s/  John Fanelli III
    ------------------------------          ------------------------------------
                                            John Fanelli III
                                            Vice President, Corporate Controller
                                           (Principal Accounting Officer)

                                  EXHIBIT INDEX


Exhibit 27 - Financial Data Schedule for the quarter ended February 27, 2000
             ---------------------------------------------------------------