Form 10-K/A
period 1999-11-28
HUNT CORP
filed 2000-06-28
CIK 49146

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended November 28, 1999

                                       or

[     ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 for the transition period from ______ to ______.

For the fiscal year ended November 28, 1999           Commission File No. 1-8044

                                HUNT CORPORATION
                                  (Registrant)

           Pennsylvania                                  21-0481254
    ------------------------------             ---------------------------------
        (State of Incorporation)               (IRS Employer Identification No.)

One Commerce Square, 2005 Market Street, Philadelphia, PA             19103-7085
---------------------------------------------------------             ----------
(Address of Principal Executive Offices)                              (Zip Code)

Registrant's telephone number, including area code:  (215) 656-0300

Securities registered pursuant to Section 12(b) of the Act:

                                                           Name of Each Exchange
         Title of Each Class:                              on Which Registered:
         -------------------                               --------------------

Common Shares, par value $.10 per share                  New York Stock Exchange

Rights to Purchase Series A Junior                       New York Stock Exchange
  Participating Preferred Stock

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No___

The number of shares of the registrant's common shares outstanding as of June 1, 2000 was 10,164,939.

Pursuant to General Instruction F to Form 10-K and Rule 15d-21 under the Securities Exchange Act of 1934, Hunt Corporation's Annual Report on Form 10-K for the fiscal year ended November 28, 1999 is hereby amended to include the attached financial statements described in amended Item 14(a)(1)(B) below required by Form 11-K with respect to the Hunt Corporation Savings Plan for the Plan's fiscal year ended December 31, 1999. The Savings Plan is subject to the Employee Retirement Income Security Act of 1974. Item 14, as amended, provides in its entirety as follows:

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

                           Report of Independent Accountants            F-1

                           Consolidated Statements of Income
                           for the fiscal years 1999, 1998
                           and 1997                                     F-2

                           Consolidated Balance Sheets,
                           November 28, 1999 and
                           November 29, 1998                            F-3

                           Consolidated Statements of
                           Stockholders' Equity for the
                           fiscal years 1999, 1998
                           and 1997                                     F-4

                           Consolidated Statements of
                           Comprehensive Income for the
                           fiscal years 1999, 1998, and 1997            F-5

                           Consolidated Statements of
                           Cash Flows for the fiscal years
                           1999, 1998, and 1997                         F-6

                           Notes to Consolidated Financial
                           Statements                                   F-7-F-29

                       B. The Savings Plan:

                           Report of Independent Accountants            PF-2

                           Statements of Net Assets Available
                           for Benefits as of December 31, 1999
                           and 1998                                     PF-3

                           Statements of Changes in Net Assets
                           Available for Benefits for the years
                           ended December 31, 1998, 1997, and 1997    PF-4

                           Notes to Financial Statements              PF-5-PF-11

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

                              (b) (1) Second Amendment and Restatement of Credit Agreement dated February 20, 1997 between the Company and NationsBank, N.
                                        A. and other lenders and (2) Third
                                        Amendment dated as of April 24, 1998 to
                                        Credit Agreement (incorp. by ref. to Ex.
                                        4(b)(1) and 4(b)(2), respectively to
                                        fiscal 1998 Form 10-K).

                              (c) (1) Rights Agreement dated as of August 8, 1990 (including as Exhibit A thereto the Designation of Powers, Preferences, Rights and Qualifications of Preferred Stock), between the Company and Mellon Bank (East), N. A., as original Rights Agent; and (2) Assignment and Assumption Agreement dated December 2, 1991, with American Stock Transfer and Trust Company, as successor Rights Agent (incorp. by ref. to Ex. 4(c)(1) and 4(c)(2), respectively to fiscal 1999 Form 10-K).

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

                           (10)     Material contracts:

                              (a) Lease Agreement dated June 1, 1979 and First Supplemental Lease Agreement dated as of July 31, 1994 between the Iredell County Industrial Facilities and Pollution Control Financing Authority and the Company (incorp. by ref. to Ex. 10(a) to fiscal 1999 Form 10-K).

                              (b) 1983 Stock Option and Stock Grant Plan, as amended, of the Company (incorp. by ref. to Ex. 10(b) to fiscal 1996 Form 10-K).**

                              (c) 1993 Stock Option and Stock Grant Plan of the Company, as amended (incorp. by ref. to Ex. 10 to Form 10-Q for quarter ended June 1, 1997).**

                              (d)       1994 Non-Employee Directors' Stock
                                        Option Plan (incorp. by ref. to Ex.
                                        10(d) to fiscal 1999 Form 10-K).**

                              (e) 1997 Non-Employee Director Compensation Plan (incorp. by ref. to Ex. 10(f) to fiscal 1997 Form 10-K).**

                              (f) (1) Form of Change in Control Agreement between the Company and various officers of the Company; and (2) list of executive officers who are parties to such Change in Control Agreements (incorp. by ref. to Ex. 10(f)(1) and 10(f)(2), respectively to fiscal 1999 Form 10-K).**

                              (g)       (1) Form of Supplemental Executive
                                        Benefits Plan of the Company, effective
                                        January 1, 1997 (incorporated by
                                        reference to Ex. 10(g)(1) of fiscal 1998
                                        Form 10-K); (2) Amendment No. 1 to
                                        Supplemental Executive Benefits Plan
                                        (filed herewith); and (3) form of
                                        related Amended and Restated Trust
                                        Agreement, effective January 1, 1997
                                        (incorp. by ref. to Ex. 10(g)(2) to
                                        fiscal 1998 Form 10-K).**

                              (h) (1) Employment Agreement, dated as of April 8, 1996, between the Company and Donald L. Thompson (incorp. by ref. to Ex. 10 to Form 10-Q for quarter ended June 2, 1996); and (2) description of amendment to Employment Agreement (incorp. by ref. to Ex. 10(h)(1) and 10(h)(2), respectively to fiscal 1999 Form 10-K).**

                    (21) Subsidiaries (filed incorp. by reference to Ex. 11 to 1997 Form 10-K).

                    (23) (a) Consent of PricewaterhouseCoopers LLP to incorporation by reference in registration statements on Forms S8 Nos. 333-73197, 33-57105, 33-57103, 33-70660, 33-25947, 33-6359, and
                              2-83144, of their report on the consolidated financial statements and schedule included in this report (incorp. by ref. to Ex. 23 to fiscal 1999 Form 10-K).

                              (b) Consent of PricewaterhouseCoopers LLP to incorporation by reference, in Registration Statement Nos. 33-6359 and 33-57103 on Form S-8, of their report on the financial statements related to the Savings Plan included with this report as amended (filed herewith).

                    (27) Financial Data Schedule (incorp. by ref. to Ex. 27 to fiscal 1999 Form 10-K).

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

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 of, and Rule 12b-15 under, the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              HUNT CORPORATION

Dated:   June 28, 2000        By:_______________________________________________
                                 Donald L. Thompson
                                 Chairman, President and Chief Executive Officer


         June 28, 2000        By:_______________________________________________
                                 William E. Chandler
                                 Senior Vice President,
                                 Finance (Principal Financial Officer)

                                HUNT CORPORATION
                                  SAVINGS PLAN

                               REPORT ON AUDITS OF
                              FINANCIAL STATEMENTS
                               for the years ended
                        December 31, 1999, 1998, and 1997
                            AND SUPPLEMENTAL SCHEDULE
                      for the year ended December 31, 1999

                                HUNT CORPORATION
                                  SAVINGS PLAN

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

Report of Independent Accountants                                              2


Financial Statements:
    Statements of Net Assets Available for Benefits
         as of December 31, 1999 and 1998                                      3

    Statements of Changes in Net Assets Available for Benefits,
         for the years ended December 31, 1999, 1998, and 1997                 4

    Notes to Financial Statements                                           5-11


Supplemental Schedule:
    Schedule of Assets Held for Investment Purposes as of
         December 31, 1999                         Schedule H, Part IV, Item 4i*







                  * Refers to item number in Form 5500 (Annual Return/Report of Employee Benefit Plan) for the plan year ended December 31, 1999

                        Report of Independent Accountants

To the Administrative Committee of
     Hunt Corporation:

In our opinion, the accompanying statements of net assets available for benefits and the related statements of changes in net assets available for benefits present fairly, in all material respects, the net assets available for benefits of the Hunt Corporation Savings Plan (the "Plan") at December 31, 1999 and 1998, and the changes in net assets available for benefits for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Plan's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedule of assets held for investment purposes as of December 31, 1999 is presented for the purpose of additional analysis and is not a required part of the basic financial statements but is supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. This supplemental schedule is the responsibility of the Plan's management. The supplemental schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.




PricewaterhouseCoopers LLP
Philadelphia, PA

June 15, 2000

                                HUNT CORPORATION
                                  SAVINGS PLAN

                 Statements of Net Assets Available for Benefits
                        as of December 31, 1999 and 1998



                                    ASSETS              1999            1998
                                                        ----            ----

    Investments, at fair value                      $32,854,449      $27,133,169

    Accrued interest                                     27,060           21,698
                                                    -----------      -----------

               Total assets                          32,881,509       27,154,867
                                                    -----------      -----------


               Net assets available for benefits    $32,881,509      $27,154,867
                                                    ===========      ===========








 The accompanying notes are an integral part of the financial statements.

                                HUNT CORPORATION
                                  SAVINGS PLAN

           Statements of Changes in Net Assets Available for Benefits for the years ended December 31, 1999, 1998, and 1997


                           ADDITIONS                                         1999              1998        1997
                                                                             ----              ----        ----
Additions to net assets attributed to:
     Investment income:
       Net appreciation (depreciation) in fair value of investments      $ 3,476,457     $   (129,971)   $1,902,654
       Dividends                                                           1,662,491        2,615,934     2,964,273
       Interest                                                              386,744          365,901       358,692
     Contributions:
        Participants                                                       1,709,051        1,875,894     2,388,168
        Employer                                                             590,724          617,769       891,032
                                                                         -----------     ------------    ----------

                    Total additions                                        7,825,467        5,345,527     8,504,819
                                                                         -----------     ------------    ----------

                           DEDUCTIONS

Deductions from net assets attributed to:
     Benefits paid to participants                                         2,090,826        7,134,695     3,786,862
     Management fees                                                           7,999            8,992        10,106
                                                                         -----------     ------------    ----------

                    Total deductions                                       2,098,825        7,143,687     3,796,968
                                                                         -----------     ------------    ----------

                    Net increase (decrease)                                5,726,642       (1,798,160)    4,707,851

Net assets available for benefits, beginning of year                      27,154,867       28,953,027    24,245,176
                                                                         -----------     ------------   -----------

Net assets available for benefits, end of year                           $32,881,509     $ 27,154,867   $28,953,027
                                                                         ===========     ============   ===========



 The accompanying notes are an integral part of the financial statements.

                                HUNT CORPORATION
                                  SAVINGS PLAN

                          Notes to Financial Statements


1.       Description of Plan:

         The following description of the Hunt Corporation Savings Plan (the "Plan") provides only general information. Participants should refer to the Plan agreement for a more complete description of the Plan's provisions.

                  General:

         The Plan is a defined contribution plan which provides individual accounts for each participant. The Plan is designed to comply with the requirements of the Employee Retirement Income Security Act of 1974, as amended ("ERISA") and with the requirements of Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended (the "Code").

                  Eligibility and Participation:

         Generally, all active associates (i.e., employees, including officers) of Hunt Corporation and of any participating subsidiary company (collectively, the "Company") are eligible to participate in the Plan upon meeting the applicable service requirements. Leased employees, non-resident aliens, persons classified as independent contractors, and associates who are covered by a collective bargaining agreement to which the Company or any participating company is a party (unless the collective bargaining agreement specifically otherwise provides) are not eligible to participate in the Plan. Associates who work in full-time, temporary positions as part of an undergraduate or graduate degree program, college students enrolled in a degree program, or high school graduates matriculating in a degree program who assume temporary employment with a participating company during the summer months, and associates who are hired for a specific length of time of no more than 18 consecutive months are eligible to participate in the Plan, but only if such associates complete a minimum of 1,000 hours of service during the Plan year.

         Associates are eligible to participate in the Associate Pre-Tax Contribution portion of the Plan as of the entry date on or after the first day of the second month after the month in which the associate becomes an eligible employee. Associates are eligible to participate in the Matching Contribution portion of the Plan as of the entry date on or after the date on which they complete a year of service. (Hunt Graphics bargaining unit employees are eligible to participate in the Associate Pre-Tax Contribution and Matching Contribution portions of the Plan on the January 1, April 1, July 1, or October 1 nearest the date on which they complete a year of service.) Eligible associates (other than Hunt Graphics bargaining unit employees) who have completed at least two consecutive years of service as of any December 1 are eligible for participation in the Basic Contribution portion of the Plan provided such eligible associate is employed by a participating company on December 1 of the Plan year for which the Basic Contribution is being made.

                  Associate Pre-Tax Contributions:

         Subject to the limitations of the Plan and the Code, participants may authorize the Company to withhold each year up to 15% (10% for Hunt Graphics bargaining unit employees) of their annual pre-tax compensation. Participants (other than Hunt Graphics bargaining unit employees) also may authorize the Company to withhold a portion of any retention bonus included in their annual pre-tax compensation. Participants may also make rollover contributions to the Plan of qualifying distributions from other qualified plans.

                  Matching Contributions:

         The Company will make Matching Contributions on behalf of participants equal to $.25 for each $1.00 of participant contributions up to 6% of the participant's pre-tax compensation for each year (excluding retention bonuses). (Matching Contributions will be made on behalf of Hunt Graphics bargaining unit employees equal to $.50 for each $1.00 of participant contributions to the extent such contributions do not exceed 3% of the participant's pre-tax compensation for the year.)

                  Basic Contributions:

         The Company may also make a discretionary annual Basic Contribution of up to 1% of the base rate of pay, as defined in the Plan (90% of the annual compensation of salesmen, 100% of the annual compensation for other associates), on behalf of eligible associates whether or not such associates make contributions to the Plan. (Basic Contributions are not available to Hunt Graphics bargaining unit employees.) Such Basic Contributions can only be invested in the Stock Fund and are not transferable to other funds.

                  Participant Accounts:

         Each participant's account is credited with the Associate Pre-Tax Contribution and allocations of (a) Matching Contributions, (b) Basic Contributions, and (c) Plan earnings, and charged with an allocation of administrative expenses. Allocations are based on participant earnings or account balances, as set forth in the Plan.

                  Vesting:

         A participant's Associate Pre-Tax Contributions (adjusted for earnings and losses) and Basic Contributions (adjusted for earnings and losses) are always 100% vested and nonforfeitable.

         If, while in the service of the Company or any other participating company, a participant attains age 65, becomes permanently and totally disabled, or dies, the full value of the Matching Contributions (adjusted for earnings and losses) allocated to such participant's accounts becomes fully vested and is nonforfeitable. Prior to the occurrence of such an event, the Matching Contributions (adjusted for earnings and losses) will vest based on such participant's years of service for vesting (years in which a participant completes 1,000 or more hours of service commencing with the date of hire, or in the case of Hunt Graphics bargaining unit employees, the calendar year), as indicated in the following table:

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

                  Withdrawals and Distributions:

         Distributions are made according to the vested interest to which participants are entitled upon retirement, termination, death, or disability. The participant's vested interest will be distributed in one lump sum payment, in cash, unless the participant elects to receive that portion invested in the Stock Fund in whole shares of common stock or in any combination of stock and cash. A participant may also withdraw any portion of his or her vested account balances after he or she attains age 59-1/2, subject to certain administrative restrictions. Otherwise, withdrawals before termination of employment are allowed only in cases of hardship as determined as set forth in the Plan.

                  Disposition of Forfeitures:

         Forfeitures of Matching Contributions resulting from the termination of participants with less than fully vested rights under the Plan shall be applied to reduce Employer's Contributions to the Plan. During 1999 and 1998, there were $4,633 and $7,628, respectively, of forfeitures used to reduce employer contributions. There were no unallocated forfeitures at December 31, 1999 and 1998.

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

                  Investment Valuation:

         Investments are stated at fair value. Quoted market prices are used to value investments. Shares of mutual funds are valued at the net asset value of shares held by the Plan at year-end.

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

                  Plan Expenses:

         Investment management fees and brokerage fees related to transactions within the Stock Fund are paid by the Plan. All additional administrative fees are paid by the Company.

                  Payment of Benefits:

         Benefits are recorded when paid.

                  Use of Estimates:

         The preparation of financial statements in conformity with generally accepted accounting principles requires the Administrative Committee to make estimates and assumptions that affect the reported amounts of assets, liabilities and changes therein, and disclosures of contingent assets and liabilities. Actual results could differ from those estimates.

                  Risks and Uncertainties:

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


3.       Participant Loans:

         Participants may borrow a minimum of $1,000 and up to a maximum equal to the lesser of $50,000 or 50 percent of their vested account balance. The period of repayment may not exceed five years (except in the case of a loan to a Hunt Graphics bargaining unit employee for the purpose of acquiring a principal residence). Loans are required to be repaid through payroll deductions in equal periodic installments of principal and interest. The interest rate on a loan is one percentage point above the prime rate as published in The Wall Street Journal on the first business day of the month in which the loan is made (the Plan provides for use of a reasonable interest rate with respect to Hunt Graphics bargaining unit employees). Participant loans mature from January 6, 2000 to December 28, 2004 and bear interest at 8.75% to 9.75% at December 31, 1999.


4.       Investments:

         The following presents investments that represent 5 percent or more of the Plan's net assets:

                                                                                           December 31,
                                                                                    1999                  1998
                                                                                    ----                  ----

              Hunt Corporation Common Stock,
                   255,092 and 191,404 shares, respectively                     $ 2,428,938*           $2,033,663*

              American Century Balanced Fund,
                   164,894 and 147,431 shares, respectively                       2,839,477             2,723,049

              American Century Select Fund,
                   150,928 and 149,413 shares, respectively                       7,950,907             7,080,666

              American Century Stable Fund,
                   5,627,462 and 4,558,424 shares, respectively                   5,627,462             4,558,424

              American Century Ultra Fund,
                   263,254 and 258,012 shares, respectively                      12,051,784             8,620,167


         * Includes $1,267,945 and $1,156,977 of non participant-directed

         During 1999, 1998, and 1997 the Plan's investments (including gains and losses on investments bought and sold, as well as held during the year) appreciated (depreciated) in value as follows:

                                                                      1999          1998         1997
                                                                      ----          ----         ----

                 Mutual Funds                                     $3,711,882   $ 2,203,418    $  656,849
                 Common Stock                                       (235,425)   (2,333,389)    1,245,805
                                                                  ----------   -----------    ----------

                                                                  $3,476,457   $  (129,971)   $1,902,654
                                                                  ==========   ===========    ==========



5.       Non Participant-Directed

         Information about the net assets and the significant components of the changes in net assets relating to the non participant-directed investments is as follows:

                                                                    1999               1998
                                                                    ----               ----

             Net assets:
               Hunt Corporation common stock                    $1,268,325          $1,156,977


                                                             1999             1998           1997
                                                             ----             ----           ----
             Changes in net assets:
                Contributions                             $ 279,265      $    288,212      $ 473,239
                Dividends                                    52,530            50,136         52,334
                Net (depreciation) appreciation            (134,640)       (1,501,023)       783,294
                Benefits paid to participants               (85,807)         (890,649)      (407,882)
                                                          ---------      ------------      ---------

                                                          $ 111,348      $ (2,053,324)     $ 900,985
                                                          =========      ============      =========

6.       Reconciliation of Financial Statements to Form 5500:

         The following is a reconciliation of benefits paid to participants per the financial statements to the Form 5500 for the years ended December 31, 1999, 1998, and 1997:

                                                                    1999                1998                  1997
                                                                    ----                ----                  ----

Benefits paid to participants per the
        financial statements                                     $2,090,826         $ 7,134,695            $3,786,862
Add: Amounts allocated to withdrawing
        participants at end of year                                       -                   -             3,090,034
Less: Amounts allocated to withdrawing participants
        at beginning of year                                              -          (3,090,034)             (312,164)
                                                                 ----------         -----------            ----------

Benefits paid to participants per the Form 5500                  $2,090,826         $ 4,044,661            $6,564,732
                                                                 ==========         ===========            ==========



         Amounts allocated to withdrawing participants are recorded on the Form 5500 for benefit claims that have been processed and approved for payment prior to December 31 but not yet paid as of that date.


7.      Tax Status:

         The Internal Revenue Service has determined and informed the Company by a letter dated October 27, 1995, that the Plan and related trust are designed in accordance with applicable sections of the Code. The Plan has been amended since receiving the determination letter. However, the Plan administrator believes that the Plan is designed and is currently being operated in compliance with the applicable requirements of the Code. Therefore, no provision for income taxes has been included in the Plan's financial statements.


8.       Related Party Transactions:

         American Century Investors, Inc. is the recordkeeper and manager of the Plan's investments and as such, is a party-in-interest of the Plan.

         The Plan is interpreted, administered, and operated by an Administrative Committee comprised entirely of executives of the Company.

                                                    Schedule H, Part IV, Item 4i

                                HUNT CORPORATION
                                  SAVINGS PLAN

                 Schedule of Assets Held for Investment Purposes
                             as of December 31, 1999

                                                            Description of Investment
                                                  ----------------------------------------------
                                                                                                           Fair
             Identity of Issuer                      Shares                    Type                       Value
             ------------------                      ------                    ----                       -----

*Hunt Corporation                                    255,092                Common Stock               $ 2,428,938

*American Century Investors Funds:
     Balanced Fund                                   164,894                Mutual Fund                  2,839,477
     Select Fund                                     150,928                Mutual Fund                  7,950,907
     Stable Fund                                   5,627,462                Mutual Fund                  5,627,462
     Ultra Fund                                      263,254                Mutual Fund                 12,051,784
     Value Fund                                      171,924                Mutual Fund                    943,865

Participant Loans                                              Participant loans with interest
                                                                      rates from 8.75% to 9.75%          1,012,016
                                                                                                       -----------

                                                                             Total investments         $32,854,449
                                                                                                       ===========


*Party-in-interest

                       CONSENT OF INDEPENDENT ACCOUNTANTS




We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 33-6359 and 33-57103) of Hunt Corporation of our report dated June 15, 2000 relating to the financial statements of the Hunt Corporation Savings Plan, which appears in this Form 10K-A, which is Amendment No. 1 to Hunt Corporation's Annual Report on Form 10-K.






PricewaterhouseCoopers LLP

Philadelphia, PA
June 26, 2000