Form 10-Q
period 2000-05-28
HUNT CORP
filed 2000-07-12
CIK 49146

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            May 28, 2000
                                ------------------------------------------------

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
                                                 ----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of July 1, 2000, there were outstanding 9,859,919 shares of the registrant's common stock.

                                HUNT CORPORATION

                                      INDEX

                                                                                 Page

PART I -          FINANCIAL INFORMATION

Item 1 -          Financial Statements

                  Condensed Consolidated Balance Sheets as of
                  May 28, 2000 and November 28, 1999                               3

                  Condensed Consolidated Statements of Income -
                  Three Months and Six Months Ended
                  May 28, 2000 and May 30, 1999                                    4

                  Consolidated Statements of Comprehensive Income -
                  Three Months and Six Months Ended
                  May 28, 2000 and May 30, 1999                                    5

                  Condensed Consolidated Statements of Cash Flows -
                  Six Months Ended May 28, 2000 and May 30, 1999                   6

                  Notes to Condensed Consolidated Financial
                  Statements                                                       7-10

Item 2 -          Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                    11-15

Item 3 -          Quantitative and Qualitative Disclosures about Market Risk       16


PART II -         OTHER INFORMATION

Item 1 -          Legal Proceedings                                                17

Item 4 -          Submission of Matters to a Vote of Security Holders              18

Item 6 -          Exhibits and Reports on Form 8-K                                 19

                  Signatures                                                       20

                  Exhibit Index                                                    21

                      Part I - FINANCIAL INFORMATION                     Page 3

Item 1.     Financial Statements

                                Hunt Corporation
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)
                (In thousands except share and per share amounts)

                                                                                     May 28,         November 28,
                                           ASSETS                                      2000              1999
                                                                                    ---------         ---------
Current assets:
     Cash and cash equivalents                                                      $  22,024         $  36,897
     Accounts receivable, less allowance for doubtful
       accounts: 2000, $848; 1999, $967                                                33,014            33,445
     Inventories:
         Raw materials                                                                 10,295             6,966
         Work in process                                                                3,741             3,337
         Finished goods                                                                14,915            10,373
                                                                                    ---------         ---------
            Total inventories                                                          28,951            20,676

     Deferred income taxes                                                              4,973             5,406
     Prepaid expenses and other current assets                                          1,173               850
                                                                                    ---------         ---------
              Total current assets                                                     90,135            97,274

Property, plant and equipment, at cost, less
  accumulated depreciation and amortization:
  2000, $46,576; 1999, $43,781                                                         43,035            45,121
Excess of acquisition costs over net assets acquired, net                              23,160            25,013
Other assets                                                                           12,747            12,221
                                                                                    ---------         ---------
                       Total assets                                                 $ 169,077         $ 179,629
                                                                                    =========         =========

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt                                              $      21         $      23
     Accounts payable                                                                   9,263            10,762
     Accrued expenses:
       Salaries, wages and commissions                                                  2,771             3,584
       Income taxes                                                                     1,859             1,481
       Other                                                                           18,330            20,001
                                                                                    ---------         ---------
              Total current liabilities                                                32,244            35,851
Long-term debt, less current portion                                                   54,638            56,647
Deferred income taxes                                                                   1,543             1,906
Other non-current liabilities                                                          15,013            14,710
Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.10 par value, authorized 1,000,000
       shares (including 50,000 shares of Series A Junior
       Participating Preferred); none issued                                             --                --
     Common stock, $.10 par value, 40,000,000 shares
       authorized; issued:  2000 and 1999 -16,152,322 shares                            1,615             1,615
     Capital in excess of par value                                                     6,434             6,434
     Accumulated other comprehensive loss                                              (5,779)           (2,459)
     Retained earnings                                                                161,383           160,267
                                                                                    ---------         ---------
                                                                                      163,653           165,857
     Less cost of treasury stock:
     2000 - 6,289,203 shares; 1999 - 5,987,383 shares                                 (98,014)          (95,342)
                                                                                    ---------         ---------
                       Total stockholders' equity                                      65,639            70,515
                                                                                    ---------         ---------
                          Total liabilities and stockholders' equity                $ 169,077         $ 179,629
                                                                                    =========         =========


     See accompanying notes to condensed consolidated financial statements.

                                Hunt Corporation
                   Condensed Consolidated Statements of Income
                                   (Unaudited)
                     (In thousands except per share amounts)

                                                      Three Months Ended              Six Months Ended
                                                  -------------------------       -------------------------

                                                   May 28,         May 30,         May 28,         May 30,
                                                    2000            1999             2000           1999
                                                  ---------       ---------       ---------       ---------
Net sales                                         $  62,863       $  61,185       $ 123,496       $ 121,554

Cost of sales                                        40,738          37,498          79,454          75,085
                                                  ---------       ---------       ---------       ---------


   Gross profit                                      22,125          23,687          44,042          46,469


Selling, administrative and general expenses         19,996          19,538          37,877          37,947

Restructuring and other                                (171)           --              (171)           --
                                                  ---------       ---------       ---------       ---------

   Income from operations                             2,300           4,149           6,336           8,522


Interest expense                                      1,058           1,111           2,202           2,300

Other income, net                                      (319)           (423)           (815)           (920)
                                                  ---------       ---------       ---------       ---------

Income before income taxes                            1,561           3,461           4,949           7,142

Provision for income taxes                              546           1,211           1,732           2,499
                                                  ---------       ---------       ---------       ---------

   Net income                                     $   1,015       $   2,250       $   3,217       $   4,643
                                                  =========       =========       =========       =========


Net income per share - Basic                      $     .10       $     .22       $     .32       $     .44
                                                  =========       =========       =========       =========

Net income per share - Diluted                    $     .10       $     .22       $     .32       $     .44
                                                  =========       =========       =========       =========

Dividends per common share                        $    .102       $    .103       $    .205       $    .205
                                                  =========       =========       =========       =========



     See accompanying notes to condensed consolidated financial statements.

                                Hunt Corporation
                 Consolidated Statements of Comprehensive Income
                                   (Unaudited)
                                 (In thousands)


                                                                  Three Months Ended                    Six Months Ended
                                                               -------------------------           -------------------------

                                                               May 28,           May 30,           May 28,           May 30,
                                                                2000              1999              2000              1999
                                                               -------           -------           -------           -------
Net income                                                     $ 1,015           $ 2,250           $ 3,217           $ 4,643

Comprehensive loss:
    Foreign currency translation adjustments,
      net of income tax benefits of $1,524 and $1,787
      in 2000, and $318 and $766 in 1999,
      respectively                                              (3,319)             (591)           (2,830)           (1,424)
                                                               -------           -------           -------           -------

Other comprehensive loss                                        (3,319)             (591)           (2,830)           (1,424)
                                                               -------           -------           -------           -------

Comprehensive income (loss)                                    $(2,304)          $ 1,659           $   387           $ 3,219
                                                               =======           =======           =======           =======


     See accompanying notes to condensed consolidated financial statements.

                                                                         Page 6
                                Hunt Corporation
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)

                                                                                   Six Months Ended
                                                                           ------------------------------
                                                                            May 28,               May 30,
                                                                             2000                  1999
                                                                           --------              --------
Cash flows from operating activities:
Net income                                                                 $  3,217              $  4,643
Adjustments to reconcile net income to net cash
   provided by (used for) operating activities:
     Depreciation and amortization                                            4,454                 4,536
     Deferred income taxes                                                       81                   209
     Loss on disposals of property, plant and equipment                          44                     4
     Payments/credits for special charges                                    (1,182)               (1,171)
     Issuance of stock under management incentive bonus
        and stock grant plans                                                    59                  --
     Changes in operating assets and liabilities                            (11,909)               (7,600)
                                                                           --------              --------
          Net cash provided by (used) for operating activities               (5,236)                  621
                                                                           --------              --------

Cash flows from investing activities:
   Additions to property, plant and equipment                                (3,032)               (2,359)
   Acquisition of business                                                      (60)                  (25)
                                                                           --------              --------
         Net cash used for investing activities                              (3,092)               (2,384)
                                                                           --------              --------

Cash flows from financing activities:
   Proceeds from issuance of long-term debt                                   4,627                 8,678
   Payments on long-term debt, including current maturities                  (6,199)               (7,952)
   Book overdrafts                                                               60                  (247)
   Purchases of treasury stock                                               (2,784)               (6,138)
   Dividends paid                                                            (2,049)               (2,185)
   Other, net                                                                   (57)                  (31)
                                                                           --------              --------
         Net cash used for financing activities                              (6,402)               (7,875)
                                                                           --------              --------

Effect of exchange rate changes on cash                                        (143)                 (156)
                                                                           --------              --------

Net decrease in cash and cash equivalents                                   (14,873)               (9,794)

Cash and cash equivalents, beginning of period                               36,897                40,724
                                                                           --------              --------

Cash and cash equivalents, end of period                                   $ 22,024              $ 30,930
                                                                           ========              ========



     See accompanying notes to condensed consolidated financial statements.

                                Hunt Corporation
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


1. The accompanying condensed consolidated financial statements and related notes are unaudited; however, in management's opinion all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position at May 28, 2000 and the results of operations and cash flows for the periods shown have been made. Such statements are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by generally accepted accounting principles or those normally made in Form 10-K.


2. A reconciliation of weighted average common shares outstanding to weighted average common shares outstanding assuming dilution in calculating the earnings per share is shown below (in thousands):

                                                                Three Months Ended
                                                                ------------------
                                                              May 28,         May 30,
                                                                2000           1999
                                                                ----           ----
    Average common shares outstanding - basic                  9,914          10,424

    Add: common equivalent shares representing
    shares issuable upon exercise of stock options
    and stock grants                                              11               1
                                                              ------          ------

    Average common shares and dilutive
    securities outstanding                                     9,925          10,425
                                                              ======          ======

                                                                 Six Months Ended
                                                                 ----------------
                                                              May 28,         May 30,
                                                                2000           1999
                                                                ----           ----
    Average common shares outstanding - basic                  9,969          10,609

    Add: common equivalent shares representing
    shares issuable upon exercise of stock options
    and stock grants                                              14               3
                                                              ------          ------

    Average common shares and dilutive
    securities outstanding                                     9,983          10,612
                                                              ======          ======


3. The following table sets forth the details and the cumulative activity in the various accruals and reserves associated with the Company's 1999 restructuring plan in the Condensed Consolidated Balance Sheet at May 28, 2000 (in thousands):


                                   Balance at       Current          Cash         Non-Cash        Balance at
                                November 28, 1999  Provision      Reductions      Activity       May 28, 2000
                                ------------------  ---------     ----------      --------       ------------

Severance                            $ 2,539              -         $ (349)          $ -           $ 2,190

Lease Obligations                      1,766              -            (35)            -             1,731

Fixed Assets                           1,581              -            (22)            -             1,559

Other                                    177              -            (61)            -               116
                                     -------       --------         ------           ---           -------

Total                                $ 6,063              -         $ (467)         $  -           $ 5,596
                                     =======       ========         ======           ===           =======


In addition to the above, the Company reduced its 1997 business divestiture reserves by $.1 million, principally related to inventory returns and environmental reserves.

4. The following table sets forth the details and the cumulative activity in the various accruals and reserves associated with the Company's 1997 strategic plan in the Condensed Consolidated Balance Sheet at May 28, 2000 (in thousands):

                                   Balance at                        Cash         Non-Cash    Balance at
                                November 28, 1999      Credits    Reductions      Activity    May 28, 2000
                                ------------------     -------    ----------      --------    ------------

Lease Obligations                      $ 554                -        $ (554)        $   -        $    -

Severance                                 46                -           (38)            -             8

Other                                    296           $  (82)          (40)            -           174
                                       -----           ------        ------         -----         -----

Total                                  $ 896           $  (82)       $ (632)        $   -         $ 182
                                       =====           ======        ======         =====         =====

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


             Six Months Ended                   Consumer         Graphics
             May 28, 2000                       Products         Products        Corporate       Consolidated
             ------------                       --------         --------        ---------       ------------
             Net external sales                 $  50,252        $  73,244                         $ 123,496
                                                =========        =========                         =========

             Operating income                   $   7,299        $   4,481       $  (3,387)        $   8,393
                                                =========        =========       =========

             Restructuring and
               net gain on
               divestitures                     $     133        $      82       $    --                 215
                                                =========        =========       =========

             Implementation costs               $    --          $  (2,095)      $    (177)           (2,272)
                                                =========        =========       =========         ---------

             Income from operations                                                                $   6,336
             Interest expense                                                                         (2,202)
             Interest income                                                                             795
             Other income, net                                                                            20
                                                                                                   ---------
             Income from continuing
              operations before
              income taxes                                                                         $   4,949
                                                                                                   =========

             Identifiable assets                $  35,610        $  95,274       $  38,193         $ 169,077
                                                =========        =========       =========         =========



             Six Months Ended             Consumer        Graphics
             May 30, 1999                 Products        Products        Corporate      Consolidated
             ------------------         ------------      ---------       ---------       ------------
             Net external sales          $  52,521        $  69,033                         $ 121,554
                                         =========        =========                         =========

             Operating income            $   9,100        $   3,173        $  (3,751)       $   8,522
                                         =========        =========        =========

             Restructuring and
               net gain on
               divestitures              $      --        $      --        $      --               --
                                         =========        =========        =========

             Implementation costs        $      --        $      --         $     --               --
                                         =========        =========        =========        ---------

             Income from operations                                                         $   8,522
             Interest expense                                                                  (2,300)
             Interest income                                                                      734
             Other income, net                                                                    186
                                                                                            ---------
             Income from continuing
              operations before
              income taxes                                                                  $   7,142
                                                                                            =========

             Identifiable assets         $  38,020        $    94,284       $  45,845       $ 178,149
                                         =========        ===========       =========       =========

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

In October 1999, the Company initiated a comprehensive reorganization and restructuring plan (the "1999 restructuring plan"). The major components of the 1999 restructuring plan include (with principal emphasis on the Company's Graphics Products business) creating manufacturing centers of excellence, outsourcing the Company's European distribution activities and consolidating its
U. S. distribution activities, and focusing its product offering and marketing efforts. In addition to the restructuring charges of $6.2 million relating to this plan recognized in the fourth quarter of fiscal 1999, the Company has revised its projections upwardly and now expects to spend approximately $4.7 million for implementation costs (which will be recorded as period costs as incurred) of this plan. Approximately $4.3 million is expected to be incurred in fiscal 2000. The total estimated implementation costs of $4.7 million is approximately $1.7 million higher than planned and is primarily the result of higher than anticipated manufacturing and operating costs. These costs principally represent air freight costs of products from the Company's European operations which are sold in the U. S.; outsourcing costs of some converting operations; and higher material substitution costs. Management believes that these costs were appropriate in order to protect its service levels and customer base in the face of higher demand for its products in the U. S. and Europe. In addition, management anticipates that these manufacturing and operating costs will continue in the third quarter of fiscal 2000 but expects productivity improvements as the integration of the manufacturing operations into the Company's Statesville, North Carolina facility is completed. During the second quarter and the first half of fiscal 2000, the Company recognized $2.0 and $2.3 million of such implementation costs. These implementation costs consisted primarily of the above described manufacturing and operating costs, employee retention bonuses and training, project consulting, and other costs and are included in the Condensed Statements of Income for the three months and six months ended May 28, 2000 as follows (in millions except per share data):

                                            Three Months                      Six Months
                                               Ended                             Ended
                                            May 28, 2000                     May 28, 2000
                                    --------------------------        -------------------------
                                                     Per Share                        Per Share
                                       $              Amount            $               Amount
                                    ------           -------          ------           -------
Cost of sales                       $  1.1           $   .07          $  1.2           $   .08
Selling, administrative
  & general expenses                    .9               .06             1.1               .07
                                    ------           -------          ------           -------
Total                               $  2.0           $   .13          $  2.3           $   .15
                                    ======           =======          ======           =======


The Company has substantially completed the consolidation of its manufacturing operations and distribution activities in the U. S. and the outsourcing of its European distribution activities. During the second half of fiscal 2000, the Company plans to consolidate its European manufacturing operations with expected completion by early fiscal 2001. (See Note 3 to Condensed Consolidated Financial Statements herein.)

The estimated pre-tax cost savings to be generated from the 1999 restructuring plan are expected to be approximately $1.7 million in fiscal 2000, principally during the second half of the year, and are expected to grow to $5.3 million in fiscal 2001 and $5.7 million per year thereafter. Although the Company expects realization of such future costs savings, there can be no assurance that they will be achieved. (Note: All earnings per share amounts included in Management's Discussion and Analysis are presented on an after-tax, diluted basis.)

Results of Operations

Net Sales

Net sales of $62.9 million for the second quarter and $123.5 million for the first half of fiscal 2000 increased 3% and 2%, respectively, from the corresponding fiscal periods of fiscal 1999. These increases were largely due to higher sales of graphics products (up 8% for the second quarter and 6% for the first half), partially offset by lower sales of consumer products (down 5% for the second quarter and 4% for the first half). In addition, sales were adversely impacted by lower net selling prices in the second quarter and first half of fiscal 2000 compared to last year, primarily within the consumer products business, as well as by the effects of unfavorable exchange rates for the Dutch guilder (the functional currency of the Company's Netherlands operations) and the British pound sterling (the functional currency of the Company's U. K. operations). The increase in graphics products sales was due to higher sales of supplies products (up 11% and 8%, respectively), consisting of films, adhesives, and board products (up 5% and 7%, respectively). The decrease in consumer products sales was due primarily to the termination by Schwan-STABILO Schwanhausser GmbH & Co. of its distribution agreement with the Company (effective September 1, 1999) relating to highlighter markers and writing instruments, and to lower net selling prices. Export sales increased 4% and 7%, respectively, in the second quarter and first half of fiscal 2000 compared to the same periods of fiscal 1999. Foreign sales increased 5% in the second quarter of fiscal 2000 and decreased 7% in the first half of fiscal 2000 compared to the same prior year periods. Although the Company believes that it will see sales growth for the balance of fiscal 2000 due principally to new product programs, third party alliances, and other programs, there is no assurance that such sales growth will be achieved.

Gross Profit

The Company's gross profit percentage decreased to 35.2% of net sales in the second quarter of fiscal 2000 from 38.7% in the second quarter of fiscal 1999 and decreased to 35.7% in the first half of fiscal 2000 compared to 38.2% in the first half of fiscal 1999. These decreases were primarily the result of implementation costs related to the 1999 restructuring plan of $1.1 million and $1.2 million recorded in costs of sales in the second quarter and first half of fiscal 2000, respectively. Excluding the effects of these costs, the gross profit percentages for the second quarter and first half of fiscal 2000 would have been 37.0% and 36.7%, respectively. The remaining decreases in gross profit percentages and dollars were principally the result of higher product costs, lower net selling prices, and unfavorable customer and product mix. Management expects the pressure on net selling prices, attributable in large part to the growing bargaining power of the Company's largest customers such as the office superstores, to continue during fiscal 2000. The Company has experienced significant cost increases for some of its raw materials, such as styrene plastic and corrugated packaging materials, during the first half of fiscal 2000 and is uncertain if this trend will continue. As a result, management has initiated cost reduction measures, planned selling price increases, and other programs in an effort to offset these cost increases. In addition, the Company expects cost savings in the second half of fiscal 2000 from the 1999 restructuring plan to help mitigate these cost increases as well as improve profit percentages.

Selling, Administrative and General Expenses

Selling, administrative and general expenses, as a percentage of net sales, decreased to 31.8% and 30.7%, respectively, for the second quarter and first half of fiscal 2000 compared to 31.9% and 31.2% for the same periods of fiscal 1999. These percentage decreases were principally due to lower administrative and general costs (due to lower professional services expenses and lower research and development costs) partially offset by higher marketing and selling expenses (due primarily to higher freight related costs, travel and entertainment expenses, and relocation and recruiting costs). In addition, the selling, administrative and general expenses include implementation costs related to the 1999 restructuring plan of $.9 million and $1.1 million, respectively, for the second quarter and first half of fiscal 2000.

Restructuring and Other

In the second quarter of fiscal 2000, the Company reduced by $.2 million, or $.01 per share, some of its reserves related to its 1997 strategic plan and its 1997 business divestitures. The reserve reductions were principally related to lower than anticipated losses on asset disposals, inventory returns and environmental reserves.

Provision for Income Taxes

The Company's effective income tax rate was 35% for the second quarter and first half of fiscal 2000 and 1999.

Net Income and Earnings Per Share

Net income of $1.0 million for the second quarter of fiscal 2000 decreased $1.3 million from the second quarter of fiscal 1999 and net income of $3.2 million for the fiscal 2000 first half decreased $1.4 million from the first half of fiscal 1999. Excluding the effects of special items recorded during the second quarter and first half of fiscal 2000 in connection with the implementation of the 1999 restructuring plan and reduction of reserves related to its 1997 business divestitures, earnings per share would have been $.22 and $.46 per share during the second quarter and first half of fiscal 2000, respectively, compared to $.22 and $.44 per share for the same periods last year. This increase for the first half of fiscal 2000 was favorably impacted by lower average common shares outstanding as a result of the Company's stock repurchase program (average diluted common shares outstanding were 9,983,000 and 10,612,000 in the first half of fiscal 2000 and 1999, respectively).

Financial Condition

The Company's working capital decreased to $57.9 million from $61.4 million, and its current ratio increased to 2.8 from 2.7, at the end of the second quarter of fiscal 2000 from the end of fiscal 1999, respectively. The Company's debt/capitalization percentage was 45% at the end of both the second quarter of fiscal 2000 and at the end of fiscal 1999. Funds from operations and available cash balances were sufficient during the first six months of fiscal 2000 to fund additions to property, plant and equipment of $3.0 million, to pay cash dividends of $2.0 million, to fund the repurchase of $2.8 million of the Company's common shares, to fund a $1.6 million reduction of long-term debt, and to make cash payments related to the 1999 restructuring and 1997 strategic plans of $1.2 million.

Current assets decreased to $90.1 million at the end of the second quarter of fiscal 2000 from $97.3 million at the end of fiscal 1999 largely as a result of lower cash and cash equivalents, partially offset by higher inventory balances. The decrease in cash and cash equivalents was largely due to items discussed in the preceding paragraph. Inventories increased to $29.0 million at the end of the second quarter from $20.7 million at the end of fiscal 1999 due primarily to inventory build-up in connection with the 1999 restructuring plan and to higher anticipated sales volume, primarily related to the Company's back-to-school program.

Current liabilities decreased to $32.2 million at the end of the second quarter of fiscal 2000 from $35.9 million at the end of fiscal 1999. This decrease was largely attributable to the timing of accounts payable and interest payments, the payment of a $1.0 million special performance award to Company employees which had been accrued, and reductions in the accruals associated with the Company's 1999 restructuring plan and the 1997 strategic plan. The effect of unfavorable currency exchange rates for the Dutch guilder (the functional currency of the Company's Netherlands operations) and the British pound sterling (the functional currency of the Company's U. K. operations) was the principal cause for the $3.3 million increase in the accumulated other comprehensive loss account in stockholders' equity.

The Company has a revolving credit agreement of $75 million and a line of credit at one of its foreign operations of 1.5 million British pounds sterling (approximately $2.2 million). There were outstanding borrowings totaling $3.3 million under these credit facilities at May 28, 2000. Management believes that funds generated from operations, combined with the existing credit facilities, will be sufficient to meet currently anticipated working capital and other capital and debt service requirements. Should the Company require additional funds, management believes that the Company could obtain them at competitive costs. Management currently expects that total fiscal 2000 expenditures for additions to property, plant and equipment to increase capacity and productivity will approximate $7.6 million, of which approximately $3.0 million has been expended through the first six months of fiscal 2000.

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


Item 1 - Legal Proceedings

Reference is made to Part I, Item 3 of the Company's fiscal 1999 Form 10-K and to Note 5 to the Condensed Consolidated Financial Statements herein.

                           Part II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

(a) and (c)

         The Company's Annual Meeting of Shareholders was held on April 19, 2000, and in connection therewith, proxies were solicited by management pursuant to Regulation 14 under the Securities Exchange Act of 1934. An aggregate of 9,992,239 shares of the Company's common stock ("Shares") were outstanding and entitled to vote at the meeting. At the meeting the following matters (not including ordinary procedural matters) were submitted to a vote of the holders of Shares, with the results indicated below:

1. Election of a class of four directors to serve until the 2003 Annual Meeting. The following persons, all of whom were serving as directors and were management's nominees for reelection, were reelected. There was no solicitation in opposition to such nominees. The tabulation of votes was as follows:

------------------------------------------------------------------------------
                                                         Withheld
          Nominee               For          (including any broker nonvotes)
------------------------------------------------------------------------------
Ursula M. Burns              9,341,112                   51,898
------------------------------------------------------------------------------
Jack Farber                  9,344,098                   48,912
------------------------------------------------------------------------------
Gordon A. MacInnes           9,344,116                   48,894
------------------------------------------------------------------------------
Donald L. Thompson           9,342,749                   50,261
------------------------------------------------------------------------------

2. Ratification of independent auditors. The appointment of PricewaterhouseCoopers LLP as the Company's independent auditors for fiscal 2000 was ratified. The tabulation of votes was as follows:


==============================================================================
                                                       Abstentions
              For            Against        (including any broker nonvotes)
------------------------------------------------------------------------------
             9,361,309        12,936                     18,765
==============================================================================

Item 6 - Exhibits and Reports on Form 8-K


(a) Exhibits

       27       Financial Data Schedule for the quarter ended May 28, 2000.


(b) Reports on Form 8-K

       No reports on Form 8-K were filed during the quarter for which this report is filed.





----------------

                                   SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                HUNT CORPORATION


  Date      July 12, 2000            By    /s/  William E. Chandler
      ----------------------------     ----------------------------------------
                                           William E. Chandler
                                           Senior Vice President, Finance
                                           (Principal Financial Officer)


  Date      July 12, 2000            By    /s/  Donald L. Thompson
      -----------------------------    ----------------------------------------
                                           Donald L. Thompson
                                           Chairman of the Board
                                           and Chief Executive Officer


  Date      July 12, 2000            By    /s/  John Fanelli III
      -----------------------------    ----------------------------------------
                                           John Fanelli III
                                           Vice President, Corporate Controller
                                           (Principal Accounting Officer)

                                  EXHIBIT INDEX


Exhibit 27       - Financial Data Schedule for the quarter ended May 28, 2000