Form 10-Q
period 2000-09-03
HUNT CORP
filed 2000-10-18
CIK 49146

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                September 3, 2000
                              --------------------------------------------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of October 1, 2000, there were outstanding 9,833,819 shares of the registrant's common stock.

                                HUNT CORPORATION

                                      INDEX

                                                                              Page
                                                                              ----
PART I -      FINANCIAL INFORMATION

Item 1 -      Financial Statements
              --------------------

              Condensed Consolidated Balance Sheets as of
              September 3, 2000 and November 28, 1999                           3

              Condensed Consolidated Statements of Operations -
              Three Months and Nine Months Ended
              September 3, 2000 and August 29, 1999                             4

              Consolidated Statements of Comprehensive Income -
              Three Months and Nine Months Ended
              September 3, 2000 and August 29, 1999                             5

              Condensed Consolidated Statements of Cash Flows -
              Nine Months Ended September 3, 2000 and
              August 29, 1999                                                   6

              Notes to Condensed Consolidated Financial
              Statements                                                        7-11

Item 2 -      Management's Discussion and Analysis of
              ---------------------------------------
              Financial Condition and Results of Operations                     12-17
              ---------------------------------------------

Item 3 -      Quantitative and Qualitative Disclosures about Market Risk        18
              ----------------------------------------------------------


PART II -     OTHER INFORMATION

Item 1 -      Legal Proceedings                                                 19
              -----------------

Item 6 -      Exhibits and Reports on Form 8-K                                  19
              --------------------------------

              Signatures                                                        20
              ----------

              Exhibit Index                                                     21
              -------------


                      Part I - FINANCIAL INFORMATION                      Page 3
                               ---------------------

Item 1.     Financial Statements
                                Hunt Corporation
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)
                (In thousands except share and per share amounts)

                                                                       September 3,      November 28,
                                            ASSETS                         2000              1999
                                                                       ------------      ------------
Current assets:
     Cash and cash equivalents                                           $ 10,763          $ 36,897
     Accounts receivable, less allowance for doubtful
       accounts: 2000, $973; 1999, $967                                    37,966            33,445
     Inventories:
         Raw materials                                                      9,772             6,966
         Work in process                                                    3,626             3,337
         Finished goods                                                    14,977            10,373
                                                                         --------          --------
            Total inventories                                              28,375            20,676

     Deferred income taxes                                                  3,791             5,406
     Prepaid expenses and other current assets                              3,289               850
                                                                         --------          --------
              Total current assets                                         84,184            97,274

Property, plant and equipment, at cost, less accumulated
  depreciation and amortization:
  2000, $47,013; 1999, $43,781                                             42,764            45,121
Excess of acquisition costs over net assets acquired, net                  22,599            25,013
Other assets                                                               13,380            12,221
                                                                         --------          --------
                   Total assets                                          $162,927          $179,629
                                                                         ========          ========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt                                   $     20          $     23
     Accounts payable                                                       8,136            10,762
     Accrued expenses:
       Salaries, wages and commissions                                      2,519             3,584
       Income taxes                                                         2,102             1,481
       Other                                                               17,101            20,001
                                                                         --------          --------
              Total current liabilities                                    29,878            35,851
Long-term debt, less current portion                                       54,662            56,647
Deferred income taxes                                                         730             1,906
Other non-current liabilities                                              14,197            14,710
Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.10 par value, authorized 1,000,000 shares
       (including 50,000 shares of Series A Junior
       Participating Preferred); none issued                                 -                   -
     Common stock, $.10 par value, 40,000,000 shares
       authorized; issued:  2000 and 1999 -16,152,322 shares                1,615             1,615
     Capital in excess of par value                                         7,412             6,434
     Accumulated other comprehensive loss                                  (6,439)           (2,459)
     Retained earnings                                                    159,084           160,267
                                                                         --------          --------
                                                                          161,672           165,857
     Less cost of treasury stock:
     2000 - 6,309,303 shares; 1999 - 5,987,383 shares                     (98,212)          (95,342)
                                                                         --------          --------
                   Total stockholders' equity                              63,460            70,515
                                                                         --------          --------
                       Total liabilities and stockholders' equity        $162,927          $179,629
                                                                         ========          ========

     See accompanying notes to condensed consolidated financial statements.

                                Hunt Corporation
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
                     (In thousands except per share amounts)

                                                                Three Months Ended                    Nine Months Ended
                                                        ----------------------------        -----------------------------
                                                         September 3,      August 29,        September 3,      August 29,
                                                            2000             1999               2000             1999
                                                         (14 weeks)       (13 weeks)         (40 weeks)       (39 weeks)
                                                        ------------     -----------        ------------     ------------

Net sales                                                 $63,697          $61,143            $187,193         $182,696

Cost of sales                                              41,621           38,198             121,075          113,282
                                                           ------          -------            --------         --------


   Gross profit                                            22,076           22,945              66,118           69,414


Selling, administrative and general expenses               20,059           18,614              57,936           56,566

Restructuring and other                                     3,335                -               3,164                -
                                                           ------          -------            --------         --------

   Income (loss) from operations                           (1,318)           4,331               5,018           12,848


Interest expense                                            1,105            1,153               3,307            3,452

Other income, net                                            (400)            (308)             (1,215)          (1,233)
                                                           ------          -------            --------         --------

Income (loss) before income taxes                          (2,023)           3,486               2,926           10,629

Provision (benefit) for income taxes                         (735)           1,220                 997            3,720
                                                           ------          -------            --------         --------

   Net income (loss)                                      ($1,288)          $2,266              $1,929           $6,909
                                                           ======          =======            ========         ========


Net income (loss) per share - Basic                        ($0.13)           $0.22               $0.19            $0.66
                                                           ======          =======            ========         ========

Net income (loss) per share - Diluted                      ($0.13)           $0.22               $0.19            $0.66
                                                           ======          =======            ========         ========

Dividends per common share                                 $0.103           $0.103              $0.308           $0.308
                                                           ======          =======            ========         ========


     See accompanying notes to condensed consolidated financial statements.

                                Hunt Corporation
                 Consolidated Statements of Comprehensive Income
                                   (Unaudited)
                                 (In thousands)

                                                            Three Months Ended                   Nine Months Ended
                                                        ---------------------------        -----------------------------
                                                        September 3,     August 29,        September 3,       August 29,
                                                           2000             1999               2000              1999
                                                         (14 weeks)      (13 weeks)         (40 weeks)        (39 weeks)
                                                        ------------     ----------        ------------       ----------

Net income (loss)                                         $(1,288)         $2,266             $ 1,929           $6,909

Comprehensive loss:
    Foreign currency translation adjustments,
      net of income tax benefits of $375 and
      $2,059 in 2000, and $41 and $807 in 1999,
      respectively                                           (661)            (75)             (3,980)          (1,499)
                                                          -------          ------             -------           ------

Other comprehensive loss                                     (661)            (75)             (3,980)          (1,499)
                                                          -------          ------             -------           ------

Comprehensive income (loss)                               $(1,949)         $2,191             $(2,051)          $5,410
                                                          =======          ======             =======           ======


     See accompanying notes to condensed consolidated financial statements.

                                                                          Page 6
                                Hunt Corporation
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)

                                                                              Nine Months Ended
                                                                        -----------------------------
                                                                        September 3,        August 29,
                                                                            2000               1999
                                                                         (40 weeks)         (39 weeks)
                                                                         ----------         ----------
Cash flows from operating activities:
Net income                                                                $  1,929           $  6,909
Adjustments to reconcile net income to net cash
   provided by (used for) operating activities:
     Depreciation and amortization                                           6,692              6,741
     Deferred income taxes                                                     453              1,741
     Loss on disposals of property, plant and equipment                         66                  4
     Gain on business divestitures                                             133                  -
     Payments/credits for special charges                                   (3,654)            (1,595)
     Issuance of stock under management incentive bonus
        and stock grant plans                                                   58                  -
     Changes in operating assets and liabilities                           (17,765)           (11,995)
                                                                          --------           --------
          Net cash provided by (used for) operating activities             (12,088)             1,805
                                                                          --------           --------

Cash flows from investing activities:
   Additions to property, plant and equipment                               (4,762)            (3,067)
   Acquisition of business                                                    (108)                 -
   Other, net                                                                    -                (32)
                                                                          --------           --------
         Net cash used for investing activities                             (4,870)            (3,099)
                                                                          --------           --------

Cash flows from financing activities:
   Proceeds from issuance of long-term debt                                  9,215             11,812
   Payments on long-term debt, including current maturities                (10,676)           (12,575)
   Book overdrafts                                                          (1,498)              (438)
   Purchases of treasury stock                                              (2,981)            (6,138)
   Dividends paid                                                           (3,059)            (3,255)
   Other, net                                                                  (75)               (33)
                                                                          --------           --------
         Net cash used for financing activities                             (9,074)           (10,627)
                                                                          --------           --------

Effect of exchange rate changes on cash                                       (102)              (131)
                                                                          --------           --------

Net decrease in cash and cash equivalents                                  (26,134)           (12,052)

Cash and cash equivalents, beginning of period                              36,897             40,724
                                                                          --------           --------

Cash and cash equivalents, end of period                                  $ 10,763           $ 28,672
                                                                          ========           ========


     See accompanying notes to condensed consolidated financial statements.

                                Hunt Corporation
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1. The accompanying condensed consolidated financial statements and related notes are unaudited; however, in management's opinion all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position at September 3, 2000 and the results of operations and cash flows for the periods shown have been made. Such statements are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by generally accepted accounting principles or those normally made in Form 10-K.

2. A reconciliation of weighted average common shares outstanding to weighted average common shares outstanding assuming dilution in calculating the earnings per share is shown below (in thousands):

                                                                   Three Months Ended
                                                                ------------------------
                                                                Sept. 3,        Aug. 29,
                                                                 2000            1999
                                                                -------         --------

    Average common shares outstanding - basic                    9,857           10,405

    Add: common equivalent shares representing
    shares issuable upon exercise of stock options
    and stock grants                                                 -                2
                                                                 -----           ------
    Average common shares and dilutive
    securities outstanding (antidilutive in fiscal 2000)         9,857           10,407
                                                                 =====           ======

                                                                   Nine Months Ended
                                                               -------------------------
                                                                Sept. 3,        Aug. 29,
                                                                 2000             1999
                                                                -------         --------

    Average common shares outstanding - basic                    9,930           10,541

    Add: common equivalent shares representing
    shares issuable upon exercise of stock options
    and stock grants                                                18                7
                                                                 -----           ------
    Average common shares and dilutive
    securities outstanding                                       9,948           10,548
                                                                 =====           ======

3. The following table sets forth the details and the cumulative activity in the various accruals and reserves associated with the Company's 1999 restructuring plan in the Condensed Consolidated Balance Sheet at September 3, 2000 (in thousands):

                          Balance at                        Cash          Non-Cash       Balance at
                         Nov. 28, 1999      Credits      Reductions       Activity      Sept. 3, 2000
                        --------------      -------      ----------       --------      -------------
Severance                   $2,539           $  (9)       $(1,139)              -            $1,391

Lease Obligations            1,766            (113)        (1,401)              -               252

Fixed Assets                 1,581             (70)           (10)        $(1,224)              277

Other                          177            (104)           (61)              -                12
                             -----           ------      --------         -------            -------

Total                       $6,063            (296)       $(2,611)        $(1,224)           $1,932
                            ======           =====        =======         =======            ======

In addition to the above, the Company reduced its 1997 business divestiture reserves by $.1 million, principally related to inventory returns and environmental reserves.

4. The following table sets forth the details and the cumulative activity in the various accruals and reserves associated with the Company's 1997 strategic plan in the Condensed Consolidated Balance Sheet at September 3, 2000 (in thousands):

                         Balance at                       Cash         Non-Cash       Balance at
                       Nov. 28, 1999       Credits     Reductions      Activity      Sept. 3, 2000
                       --------------      -------     ----------      --------      -------------
Lease Obligations           $554              -          $(554)         $  -               -

Severance                     46              -            (46)            -               -

Other                        296             $(82)         (65)            -             $149
                            ----             ----        ------         ----             ----

Total                       $896             $(83)       $(664)         $  -             $149
                            ====             ====        =====          ====             ====

5. Several years ago, the Company was sued for patent infringement with respect to one of its minor products. After a jury trial in 1998, the U. S. District Court for the Western District of Wisconsin entered judgement against the Company in this matter and awarded damages to the plaintiffs in the amount of $3.3 million, plus interest and costs. The verdict was appealed, and, contrary to the expectations of the Company and its patent counsel, a three-judge panel of the U. S. Court of Appeals affirmed the judgement in July 2000. Subsequently, a request was filed with the Court of Appeals by the Company to have the case reconsidered by all twelve judges of the Court of Appeals and was denied in October 2000. As a result, the Company has recorded a liability of $3.6 million, which amount is included in the accompanying fiscal 2000 third quarter Condensed Consolidated Statements of Operations under Restructuring and other. However, the Company and its patent counsel continue to believe that the verdict against the Company was incorrect and will be seeking a review of the decision by the Supreme Court of the United States.

6. During fiscal 1999, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires selected information about reportable segments in interim financial reports that is consistent with that made available to management to assess performance. The Company operates in two reportable business segments, each of which is a strategic business that is managed separately because each business develops, manufactures and sells distinct products. The business segments consist of consumer products (including office and art supplies) and graphics products (including supplies and equipment). The Company's management evaluates performance based on several factors. However, the primary measurement focus is "operating income" excluding amounts related to the 1997 strategic and 1999 restructuring plans, net gain on divestitures, costs incurred in connection with the implementation of the 1999 restructuring plan, costs incurred in connection with the patent infringement litigation described in Note 5, and any other unusual items.

     The following table presents information about the Company's reportable segments. Intersegment sales are not significant. Operating income includes all revenues and expenses of the reportable segment except for amounts related to the 1997 strategic and 1999 restructuring plans, net gain on divestitures, costs incurred in connection with the implementation of the 1999 restructuring plan, costs incurred in connection with the patent infringement litigation described in Note 5, interest expense, interest income, other expenses, other income, and income taxes, which are excluded from the measure of segment profitability reviewed by Company's management. Identifiable assets are those assets used in the operations of each business segment. Corporate assets include cash and miscellaneous other assets not identifiable with any particular segment.

                                                                         Page 10

Nine Months Ended         Consumer      Graphics
  Sept. 3, 2000           Products      Products         Corporate      Consolidated
-----------------         --------      --------         ---------      ------------
Net external sales        $81,682       $105,511                           $187,193
                          =======       ========                           ========

Operating income          $13,714       $  4,615          $(5,778)         $ 12,551
                          =======       ========          =======

Restructuring
  accrual reversals       $     -       $    378          $     -               378
                          =======       ========          =======

Net gain on
  divestitures            $   133       $      -          $     -               133
                          =======       ========          =======

Patent infringement
  litigation costs        $(3,609)      $      -          $     -            (3,609)
                          =======       ========          =======

Implementation costs      $     -       $ (4,180)         $  (255)           (4,435)
                          =======       ========          =======          --------

Income from operations                                                     $  5,018
Interest expense                                                             (3,307)
Interest income                                                               1,024
Other income, net                                                               191
                                                                           --------

Income from continuing
 operations before
 income taxes                                                              $  2,926
                                                                           ========

Identifiable assets       $39,712       $ 94,690          $28,525          $162,927
                          =======       ========          =======          ========


Nine Months Ended         Consumer      Graphics
  Aug. 29, 1999           Products      Products         Corporate      Consolidated
-----------------         --------      --------         ---------      ------------
Net external sales        $84,152       $ 98,544                           $182,696
                          =======       ========                           ========

Operating income          $15,952       $  2,876          $(5,980)         $ 12,848
                          =======       ========          =======          --------

Income from operations                                                     $ 12,848
Interest expense                                                             (3,452)
Interest income                                                               1,053
Other income, net                                                               180
                                                                           --------

Income from continuing
 operations before
 income taxes                                                              $ 10,629
                                                                           ========

Identifiable assets       $38,019       $ 93,594          $42,763          $174,376
                          =======       ========          =======          ========

7. On June 28, 2000, the Company amended its 1996 employment agreement with Donald L. Thompson, Chairman of the Board, President and Chief Executive Officer. The "phantom stock" portion of this agreement (Appendix A thereto) was amended to replace the stock account consisting of 175,000 phantom shares of common stock of the Company (fully vested) with a deferred cash account with an opening balance equal to the closing value of the stock account on June 28, 2000, determined on the basis of the fair market value of a share of the Company's common stock on such date ($9.6875) multiplied by 175,000. Prior to Mr. Thompson's termination of employment, the amount in his deferred cash account will be decreased by $175,000 for each $1.00 decline in the price of the Company's common stock below the $9.6875 stock value and will be subsequently increased by $175,000 for each $1.00 increase in the price of the Company's common stock up to, but not in excess of, the $9.6875 stock value. In addition, on June 28, 2000, the Company granted to Mr. Thompson stock options under the Company's Amended 1993 Stock Option and Stock Grant Plan for 175,000 common shares at an option price of $9.6875 per share, which was the fair market value of such common shares at the date of the grant.

8. On September 12, 2000, the Company amended its revolving credit agreement that provided for unsecured borrowings up to $75 million. In accordance with the amended agreement, the facility was reduced to $50 million and the expiration date was extended to September 12, 2003. The interest rates under this facility are, at the option of the Company, one of the following: a base rate (defined as the higher of: (i) the applicable prime rate of the bank and (ii) the federal funds rate plus 50 basis points); LIBOR plus a margin of between 55 and 95 basis points, the margin in each case to be adjusted quarterly based on the Company's leverage ratio (as defined in the credit facility); a competitive bid rate based on a competitive bid made by a competitive bid lender; or a quoted rate offered by a swingline lender.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion includes certain forward-looking statements within the meaning of the Private Securities Litigation Act of 1995. Such forward-looking statements represent management's assessment based upon information currently available, but are subject to risks and uncertainties which could cause actual results to differ materially from those set forth in the forward-looking statements. These risks and uncertainties include, but are not limited to, the Company's ability to successfully complete the implementation, and realize the anticipated growth and other benefits, of its restructuring and strategic plans on a timely basis; the effect of, and changes in, worldwide general economic conditions including increases in raw material and freight costs; technological and other changes affecting the manufacture of and demand for the Company's products; competitive and other pressures in the marketplace; and other risks and uncertainties set forth herein and in the Company's 1999 Form 10-K and as may be set forth in the Company's subsequent Forms 10-Q, 8-K and other filings with the Securities and Exchange Commission.

In October 1999, the Company initiated a comprehensive reorganization and restructuring plan (the "1999 restructuring plan"). The major components of the 1999 restructuring plan include (with principal emphasis on the Company's Graphics Products business) creating manufacturing centers of excellence, outsourcing the Company's European distribution activities and consolidating its
U. S. distribution activities, and focusing its product offering and marketing efforts. In addition to the restructuring charges of $6.2 million relating to this plan recognized in the fourth quarter of fiscal 1999, the Company, during the third quarter of fiscal 2000, revised its projections upwardly and now expects to spend approximately $5.8 million for implementation costs (which will be recorded as period costs as incurred) of this plan. Approximately $5.4 million of this amount is expected to be incurred in fiscal 2000. The total estimated implementation costs of $5.8 million are approximately $2.7 million higher than planned and is primarily the result of higher than anticipated manufacturing and operating costs. These costs principally consist of air freight costs of products from the Company's European operations which are sold in the U. S.; outsourcing costs of some converting operations; and higher material product substitution costs. Management believes that these expenditures are appropriate in order to protect its service levels and customer base in the face of higher demand for certain of its products in the U. S. and Europe. In addition, during the third quarter of fiscal 2000, the Company incurred higher than expected manufacturing start-up costs associated with the integration of the converting operations into the Company's Statesville, North Carolina facility. Management anticipates that these higher manufacturing and operating costs will continue in the fourth quarter of fiscal 2000 but expects productivity improvements as the integration of the manufacturing operations into the Company's Statesville, North Carolina facility is completed. During the third quarter and the first nine months of fiscal 2000, the Company recognized $2.2 million and $4.4 million of such implementation costs, respectively. These implementation costs consisted primarily of the above described manufacturing and operating costs, employee retention bonuses and training, project consulting, and other costs and are included in the Condensed Consolidated Statements of Operations for the three months and nine months ended September 3, 2000 as follows (in millions except per share data):

                                                                         Page 13

                                       Three Months                 Nine Months
                                          Ended                         Ended
                                    September 3, 2000            September 3, 2000
                                ------------------------       ----------------------
                                               Per Share                    Per Share
                                  $              Amount         $             Amount
                                -----          ---------        ----        ---------
Cost of sales                    $1.4            $.10          $2.6           $.17
Selling, administrative
  & general expenses               .8             .05           1.8            .12
                                 ----            ----          ----           ----
Total                            $2.2            $.15          $4.4           $.29
                                 +===            ====          ====           ====

The Company has substantially completed the consolidation of its manufacturing operations and distribution activities in the U. S. and the outsourcing of its European distribution activities. The Company is proceeding with its plan to consolidate its European manufacturing operations with expected completion by early fiscal 2001. (See Note 3 to Condensed Consolidated Financial Statements herein.)

The estimated pre-tax cost savings to be generated from the 1999 restructuring plan are expected to be approximately $1.5 million in fiscal 2000, of which approximately $.7 million has been realized during the first nine months of fiscal 2000, and such pre-tax cost savings are expected to grow to $5.5 million in fiscal 2001 and $5.9 million per year thereafter. Although the Company expects realization of such future costs savings, there can be no assurance that they will be achieved. (Note: All earnings per share amounts included in Management's Discussion and Analysis are presented on an after-tax, diluted basis.)

Results of Operations

The Company's 2000 fiscal year is comprised of 53 weeks compared to 52 weeks for fiscal 1999. The third quarter of fiscal 2000 and fiscal 1999 contained 14 weeks and 13 weeks, respectively, while the first nine months of fiscal 2000 and fiscal 1999 contained 40 weeks and 39 weeks, respectively.

Net Sales

Net sales of $63.7 million for the third quarter and $187.2 million for the first nine months of fiscal 2000 increased 4% and 3%, respectively, from the corresponding fiscal periods of fiscal 1999. These increases were largely due to higher sales of graphics products (up 9% for the second quarter and 7% for the first nine months), partially offset by lower sales of consumer products (down 1% for the third quarter and 3% for the first nine months). In addition, sales were adversely impacted by lower net selling prices in the third quarter and first nine months of fiscal 2000 compared to last year, primarily within the consumer products business, as well as by the effects of unfavorable exchange rates for the Dutch guilder (the functional currency of the Company's Netherlands operations) and the British pound sterling (the functional currency of the Company's U. K. operations). The increase in graphics products sales was due to higher sales of consumables products (up 9% and

8%, respectively), consisting of films and adhesives and board products (up 15% and 9%, respectively). The decrease in consumer products sales was due primarily to the termination by Schwan-STABILO Schwanhausser GmbH & Co. of its distribution agreement with the Company (effective September 1, 1999) relating to highlighter markers and writing instruments, to lower net selling prices, and to a general softness in demand for its products. Export sales increased 12% and 9%, respectively, in the third quarter and first nine months of fiscal 2000 compared to the same periods of fiscal 1999. Foreign sales decreased 8% in the third quarter and in the first nine months of fiscal 2000 compared to the same prior year periods. The decrease in foreign sales was largely due to weaker European currencies and to a general softness in demand for some of its products which appears to be continuing in the fourth quarter.

Management is uncertain how long this general softness in demand for some of the Company's products will continue and the extent to which these conditions will affect the Company's business in the future.

Gross Profit

The Company's gross profit percentage decreased to 34.7% of net sales in the third quarter of fiscal 2000 from 37.5% in the third quarter of fiscal 1999 and decreased to 35.3% in the first nine months of fiscal 2000 compared to 38.0% in the first nine months of fiscal 1999. These decreases were primarily the result of implementation costs related to the 1999 restructuring plan of $1.4 million and $2.6 million recorded in cost of sales in the third quarter and first nine months of fiscal 2000, respectively. Excluding the effects of these costs, the gross profit percentages for the third quarter and first nine months of fiscal 2000 would have been 36.8% and 36.7%, respectively. The remaining decreases in gross profit percentages were principally the result of higher material costs, lower net selling prices, and unfavorable inventory adjustments, partially offset by lower net pension costs and cost savings realized from the 1999 restructuring plan. Management believes the pressure on net selling prices (attributable in large part to the growing bargaining power of the Company's largest customers such as the office superstores) is likely to continue. The Company has experienced significant cost increases for some of its raw materials, such as styrene plastic and corrugated packaging materials, during the first nine months of fiscal 2000 and is uncertain if this trend will continue. Management has initiated cost reduction measures, planned selling price increases, and other programs in an effort to offset these cost increases. In addition, the Company expects cost savings in the fourth quarter of fiscal 2000 from the 1999 restructuring plan to help mitigate these cost increases and improve profit percentages.

Selling, Administrative and General Expenses

Selling, administrative and general expenses, as a percentage of net sales, increased to 31.5% for the third quarter of fiscal 2000 from 30.4% for the same period of fiscal 1999 and were essentially flat for the first nine months of fiscal 2000 compared to last year (31%). Higher marketing and selling expenses (due primarily to higher freight related costs, promotional and advertising costs, travel and entertainment expenses, and relocation and recruiting costs), were partially offset by lower administrative and general costs (due principally to lower professional services expenses). In addition, the selling, administrative and general expenses included implementation costs related to the 1999 restructuring plan of $.8 million and $1.8 million, respectively, for the third quarter and first nine months of fiscal 2000. Excluding these implementation costs, selling, administrative and general expenses, as a percentage of net sales, would have decreased for the third quarter and first nine months of fiscal 2000 compared to the same prior periods of fiscal 1999.

Restructuring and Other

In the third quarter of fiscal 2000, the Company recorded a charge and related liability of $3.6 million (including interest) in connection with a patent infringement suit with respect to one of its minor products. (See Note 5 to the Consolidated Financial Statements herein for further information concerning this charge.)

In addition, during the third quarter and first nine months of fiscal 2000, the Company reduced by $.3 million, or $.02 per share, and $.1 million, or $.01 per share, respectively, some of its reserves related to its 1999 restructuring and 1997 strategic plans. These reserve reductions related primarily to a final resolution of lease obligations for a vacant facility, lower than anticipated losses on asset disposals, and a decision not to vacate a certain lease facility. Also during the first nine months of fiscal 2000, the Company reduced by $.1 million, or $.01 per share, some of its reserves related to its 1997 business divestitures. These reserve reductions related primarily to lower than anticipated inventory returns and environmental reserves.

Provision (Benefit) for Income Taxes

The Company recorded an income tax benefit of $.7 million in the third quarter of fiscal 2000 due primarily to the patent infringement litigation charge recorded in the third quarter but incurred an income tax provision of $1.0 million for the first nine months of fiscal 2000. The Company's effective income tax rate was 36.3% for the third quarter and 34.1% for the first nine months of fiscal 2000 compared to 35% for both comparable periods of fiscal 1999.

Net Income (Loss) and Earnings (Loss) Per Share

Net loss was $1.3 million for the third quarter of fiscal 2000 compared to net income of $2.3 million for the third quarter of fiscal 1999 and net income was $1.9 million for the first nine months of fiscal 2000 compared to $6.9 million for the first nine months of fiscal 1999. Excluding the effects of special items recorded during the third quarter and first nine months of fiscal 2000 in connection with the implementation of the 1999 restructuring plan, the patent infringement litigation and the reduction of reserves related to its 1999 restructuring plan, the 1997 strategic plan and the 1997 business divestitures, earnings per share would have been $.24 and $.69 during the third quarter and first nine months of fiscal 2000, respectively, compared to $.22 and $.66 for the same periods last year.

These earnings per share results for the first nine months of fiscal 2000 were favorably impacted by lower average common shares outstanding as a result of the Company's stock repurchase program (average diluted common shares outstanding were 9,948,000 and 10,548,000 in the first nine months of fiscal 2000 and 1999, respectively).

Financial Condition

The Company's working capital decreased to $54.3 million from $61.4 million, and its current ratio increased to 2.8 from 2.7 at the end of the third quarter of fiscal 2000 from the end of fiscal 1999, respectively. The Company's debt/capitalization ratio increased to 46% at the end of the third quarter of fiscal 2000 from 45% at the end of fiscal 1999. Funds from operations and available cash balances were sufficient during the first nine months of fiscal 2000 to fund additions to property, plant and equipment of $4.8 million, to pay cash dividends of $3.1 million, to fund the repurchase of $3.0 million of the Company's common shares, to fund a $1.5 million reduction of long-term debt, and to make cash payments related to the 1999 restructuring and 1997 strategic plans of $3.3 million.

Current assets decreased to $84.2 million at the end of the third quarter of fiscal 2000 from $97.3 million at the end of fiscal 1999 largely as a result of lower cash and cash equivalents, partially offset by higher inventory, accounts receivable and other current assets balances. The decrease in cash and cash equivalents was largely due to items discussed in the preceding paragraph. The $4.5 million increase in accounts receivable was largely due to higher sales in the third quarter of fiscal 2000 compared to the fourth quarter of fiscal 1999 and to seasonal dating and promotion programs. Inventories increased to $28.4 million at the end of the third quarter from $20.7 million at the end of fiscal 1999 due primarily to inventory build-up in fiscal 2000 in connection with plant relocations pursuant to the 1999 restructuring plan and to lower than anticipated sales volume in the third quarter of fiscal 2000.

Current liabilities decreased to $29.9 million at the end of the third quarter of fiscal 2000 from $35.9 million at the end of fiscal 1999. This decrease was largely attributable to the timing of accounts payable and interest payments, the payment of a $1.0 million special performance award to Company employees which had been accrued, and reductions in the accruals associated with the Company's 1999 restructuring and 1997 strategic plans, partially offset by the patent infringement litigation accrual. The effect of unfavorable currency exchange rates for the Dutch guilder (the functional currency of the Company's Netherlands operations) and the British pound sterling (the functional currency of the Company's U. K. operations) was the principal cause for the $4.0 million increase in the accumulated other comprehensive loss account in stockholders' equity.

At September 3, 2000, the Company had a revolving credit agreement of $75 million and a line of credit at one of its foreign operations of 1.5 million British pounds sterling (approximately $2.2 million). There were outstanding borrowings totaling $2.3 million under these credit facilities at September 3, 2000. On September 12, 2000, after the end of the fiscal 2000 third quarter, the Company amended its revolving credit agreement. In accordance with the amended agreement, the facility was reduced to $50 million and the expiration date was extended to September 12, 2003. (See Note 7 to the Condensed Consolidated Financial Statements herein for further information.) Management believes that funds generated from operations, combined with the existing credit facilities, will be sufficient to meet currently anticipated working capital and other capital and debt service requirements. Should the Company require additional funds, management believes that the Company could obtain them at competitive costs. Management currently expects that total fiscal 2000 expenditures for additions to property, plant and equipment to increase capacity and productivity will approximate $7.6 million, of which approximately $4.8 million had been expended through the first nine months of fiscal 2000.

New Accounting Pronouncements

During the third quarter of fiscal 2000, the Company adopted Financial Accounting Standards Board ("FASB") Interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of Accounting Principles Board ("APB") Opinion No. 25 ("the Interpretation"). The Interpretation was intended to clarify certain problems that have arisen in practice since the issuance of APB Opinion No. 25 in October 1972. It specifically answers certain questions and provides guidance on the implementation of APB Opinion No. 25. The Company believes that adoption of this interpretation is not expected to have any impact on its financial position or results of operations.

Recently, the FASB's Emerging Issue Task Force released Issue 00-10, "Accounting for Shipping and Handling Revenues and Costs" ("the Issue"), which requires amounts charged to customers for shipping and handling to be classified as revenue. In addition, the Issue established that the classification of shipping and handling costs is an accounting policy decision that should be disclosed pursuant to APB Opinion No. 22, "Disclosure of Accounting Policies." If shipping and handling costs are significant and are not included in cost of sales, a company should disclose both the amount of such costs and which line item on the income statement includes that amount. This Issue is applicable no later than the fourth quarter of fiscal years beginning after December 15, 1999. Since the Issue only relates to financial statement classification, its adoption will not affect the Company's financial position or results of operations.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements". This SAB summarizes certain of the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. Accordingly, guidance is provided with respect to the recognition, presentation, and disclosure of revenue in the financial statements. Adoption of SAB No. 101, as amended by SAB No. 101A, "Amendment: Revenue Recognition in Financial Statements" and SAB No. 101B, "Second Amendment: Revenue Recognition in Financial Statements" must be no later than the fourth quarter of fiscal years beginning after December 15, 1999. The Company has not yet determined the impact of the implementation of these SABs.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the Company's market risk from that set forth in the Company's fiscal 1999 Form 10-K.

                                                                         Page 19
PART II -  OTHER INFORMATION

Item 1 - Legal Proceedings

Reference is made to Part I, Item 3 of the Company's fiscal 1999 Form 10-K and to Note 5 to the Condensed Consolidated Financial Statements herein.

Item 6 - Exhibits and Reports on Form 8-K


(a) Exhibits

      4(b)   Amended and Restated Credit Agreement dated as of September 12,
             2000.

     10(c) 1993 Stock Option and Stock Grant Plan, as amended effective June 28, 2000.

     10(h)   (1) Employment Agreement, dated as of April 8, 1996, between the
                 Company and Donald L. Thompson (incorp. by ref. to
                 Ex. 10 to Form 10-Q for quarter ended June 2, 1996);
             (2) Amendment No. 1, dated October 1, 1999, to Employment
                 Agreement;
             (3) Amendment, effective June 28, 2000, to Appendix A to Employment
                 Agreement;
             (4) Nonqualified Stock Option Agreement dated June 28, 2000.

     27      Financial Data Schedule for the nine months ended September 3,
             2000.

(b) Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter for which this report is filed.

                                                                         Page 20
                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        HUNT  CORPORATION


Date October 16, 2000                   By /s/ William E. Chandler
     -------------------------------       ------------------------------------
                                           William E. Chandler
                                           Senior Vice President, Finance
                                           (Principal Financial Officer)


Date October 16, 2000                   By /s/ Donald L. Thompson
     -------------------------------       -------------------------------------
                                           Donald L. Thompson
                                           Chairman of the Board
                                           and Chief Executive Officer


Date October 16, 2000                   By  /s/ John Fanelli III
     -------------------------------        ------------------------------------
                                            John Fanelli III
                                            Vice President, Corporate Controller
                                            (Principal Accounting Officer)

                                  EXHIBIT INDEX

Exhibit 4(b)  - Amended and Restated Credit Agreement dated as of September 12,
                2000

Exhibit 10(c) - 1993 Stock Option and Stock Grant Plan, as amended effective
                June 28, 2000

Exhibit 10(h) - (1) Employment Agreement, dated as of April 8, 1996, between the
                    Company and Donald L. Thompson (incorp. by ref. to Ex. 10 to Form 10-Q for quarter ended June 2, 1996);
                (2) Amendment No. 1, dated October 1, 1999, to Employment
                    Agreement;
                (3) Amendment, effective June 28, 2000, to Appendix A to
                    Employment Agreement;
                (4) Nonqualified Stock Option Agreement dated June 28, 2000

Exhibit 27    - Financial Data Schedule for the nine months ended September 3,
                2000