Form 10-K
period 2000-12-03
HUNT CORP
filed 2001-03-05
CIK 49146

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
       ACT OF 1934 for the fiscal year ended December 3, 2000
                                      or
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE  ACT OF 1934 for the transition period from ______ to ______.


  For the fiscal year ended December 3, 2000      Commission File No. 1-8044


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The aggregate market value of the registrant's common shares (its only voting stock) held by non-affiliates of the registrant as of February 1, 2001 was approximately $45,042,000. (Reference is made to the final paragraph of Part I herein for a statement of the assumptions upon which this calculation is based.)

The number of shares of the registrant's common shares outstanding as of February 1, 2001 was 8,886,099.

                      DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant's definitive proxy statement relating to its scheduled April 2001 Annual Meeting of Shareholders (which proxy statement is expected to be filed with the Commission not later than 120 days after the end of the registrant's last fiscal year) are incorporated by reference into Part III of this report.

Certain statements contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Act of 1995. Such forward-looking statements represent management's assessment based upon information currently available, but are subject to risks and uncertainties which could cause actual results to differ materially from those set forth in the forward-looking statements. These risks and uncertainties include, but are not limited to, the Company's ability to successfully complete the implementation, and realize the anticipated growth and other benefits, of its restructuring and strategic plans on a timely basis; the effect of, and changes in, worldwide general economic conditions including increases in raw materials and freight costs; technological and other changes affecting the manufacture of and demand for the Company's products; competitive and other pressures in the marketplace; and other risks and uncertainties set forth herein and as may be set forth in the Company's subsequent press releases and/or Forms 10-Q, 8-K and other filings with the Securities and Exchange Commission.

                                    PART I

ITEM 1. BUSINESS

General

Hunt Corporation and its subsidiaries (herein called the "Company" unless the context indicates otherwise) are primarily engaged in the manufacture and distribution of consumer products and graphics products which the Company markets worldwide. The Consumer Products segment includes a group of select BOSTON, X-ACTO and BIENFANG brand products, and the Graphics Products segment consists of a full line of mounting and finishing solutions, including laminates, adhesives, board and lamination sold under the SEAL brand, as well as STURDY BOARD brand of foam board and HUNT project display board products.

In October 1999, the Company's Board of Directors approved and the Company initiated a comprehensive reorganization and restructuring plan (the "1999 restructuring plan"). The major components of this plan include (with principal emphasis on the Company's Graphics Products business) creating manufacturing centers of excellence, outsourcing the Company's European distribution activities and consolidating its U. S. distribution activities, and focusing its product offering and marketing efforts. The Company recorded restructuring charges relating to this plan totaling $6.2 million pre-tax ($.39 per share) in the fiscal 1999 fourth quarter. In addition to such restructuring charges, the Company expects to spend approximately $5.9 million pre-tax for implementation costs of this plan (to be recorded as period costs as incurred), of which $5.5 million pre-tax ($.37 per share) was recorded in fiscal 2000 and $.4 million pre-tax ($.03 per share) is expected to be spent in fiscal 2001. (Note: earnings per share amounts in this Item 1 are presented on an after-tax, diluted basis.) The fiscal 2000 implementation costs consisted primarily of manufacturing and operating costs, employee retention bonuses, severance, outplacement, relocation and training costs, project consulting, plant rearrangement and moving costs and other costs.

The Company has completed the consolidation of its manufacturing operations and distribution activities in the U.S. and the outsourcing of its European distribution activities contemplated by the 1999 restructuring plan. In addition, the Company has substantially completed the planned consolidation of its European manufacturing operations and expects completion by early fiscal 2001. The Company realized pre-tax cost savings of approximately $1.5 million ($.10 per share) from the plan during fiscal 2000, and such pre-tax cost savings are expected to increase to $5.5 million in fiscal 2001 and $5.9 million per year thereafter. Although the Company expects to realize such future cost savings, there can be no assurance that they will be achieved.

See Item 7 herein and Note 3 to the Consolidated Financial Statements herein for further information.

Patent Infringement Litigation

Several years ago, the Company was sued for patent infringement with respect to one of its minor products. After a jury trial in 1998, the U.S. District Court for the Western District of Wisconsin entered judgment against the Company in this matter and awarded damages to the plaintiffs in the amount of $3.3 million, plus interest and costs. The verdict was appealed, and, contrary to the expectations of the Company and its patent counsel, a three-judge panel of the U.S. Court of Appeals affirmed the judgment in July 2000. Subsequently, a request, filed with the Court of Appeals by the Company to have the case reconsidered by all twelve judges of the Court of Appeals, was denied in October 2000. As a result, the Company recorded a liability of $3.8 million pre-tax (including interest and other costs), or $.25 per share, relating to this matter in fiscal 2000. However, the Company and its patent counsel continue to believe that the verdict against the Company was incorrect and are seeking a review of the decision by the Supreme Court of the United States and are considering other possible courses to challenge the verdict.

See Item 7 herein and Note 4 to the Consolidated Financial Statements herein for further information.

Business Segments

The following table sets forth the Company's net sales and operating income by business segment for the last three fiscal years.

                                         2000           1999           1998
                                     ------------   ------------   ------------
                                                   (In millions)
     Net Sales:
       Consumer products .........     $  106.1       $  108.2       $  107.9
       Graphics products .........        142.5          136.6          138.7
                                       --------       --------       --------
       Total .....................     $  248.6       $  244.8       $  246.6
                                       ========       ========       ========
     Operating Income:*
       Consumer products .........     $   17.4       $   18.2       $   16.7
       Graphics products .........          6.1            7.3            6.5
                                       --------       --------       --------
       Total .....................     $   23.5       $   25.5       $   23.2
                                       ========       ========       ========

      *Excludes restructuring, implementation and patent infringement litigation amounts. See Items 6 and 7 herein and Notes 3, 4 and 18 to the Consolidated Financial Statements herein for further information concerning such amounts and business segments (including information concerning identifiable assets).

Consumer Products

The Company has two major classes of consumer products: office supplies and art supplies. The amounts and percentages of net sales of these product classes for the last three fiscal years were as follows:

                                            2000                     1999                     1998
                                   ----------------------   ----------------------   ----------------------
                                                            (Dollars in millions)
     Product Class:
       Office supplies .........   $  71.6           67%    $  74.7           69%    $  73.9           68%
       Art supplies ............      34.5           33        33.5           31        34.0           32
                                   -------          ---     -------          ---     -------          ---
       Total ...................   $ 106.1          100%    $ 108.2          100%    $ 107.9          100%
                                   =======          ===     =======          ===     =======          ===

The Company's consumer office supplies products currently consist of a variety of items sold primarily under the Company's BOSTON brand, including: manual and electric pencil sharpeners; paper trimmers; manual and electronic staplers; RAPID(1) manual and electric staplers; and other office supplies products. Effective September 1, 1999, Schwan-STABILO Schwanhausser GmbH & Co. terminated its distribution agreement with the Company relating to highlighter markers and writing instruments, which accounted for most of the decrease in office products net sales in fiscal 2000. Sales of Schwan-STABILO(2) products in fiscal 1999 were less than 10% of the Company's consumer office products sales and less than 5% of its total consumer products sales.

The Company's art supplies products are used primarily by commercial and amateur artists, hobbyists and craft enthusiasts and include: various types of X-ACTO brand knives and blades; X-ACTO brand tools and kits; CONTE(3) pastels, crayons and related drawing products, for which the Company is the exclusive United States and Canadian distributor; commercial and fine art papers which the Company converts, finishes and sells under its BIENFANG brand name; and paint markers.

(1) Trademark of Isaberg Rapid AB.
(2) Trademark of Schwan-STABILO Schwanhausser GmbH & Co.
(3) Trademark of Conte S. A.

The Company consistently has sought to expand its consumer products business through internal product development, the acquisition of distribution rights to products which complement or extend the Company's established lines, the acquisition of complementary businesses and through broadened distribution. Examples of new consumer products introductions by the Company in recent years are: BOSTON brand electric and battery powered pencil sharpeners and lines of staplers under the STANDUP and ORCA brand names.

The Company's consumer products are sold domestically primarily in the commercial office, home office and the general consumer markets, chiefly through large retail outlets, such as office products superstores, drug and food chain stores, variety stores, discount chains and membership chains, and through office supply wholesalers and dealers. The consumer market has increased significantly in recent years, largely due to the dramatic growth of office products superstores and discount chains. A more limited line of products is sold to schools through specialized school supply distributors.

Graphics Products

The Company manufactures and distributes two major classes of graphics products: supplies and equipment. The amounts and percentages of net sales of these product classes for the last three fiscal years were as follows:

                                      2000                     1999                     1998
                             ----------------------   ----------------------   ----------------------
                                                      (Dollars in millions)
Product Class:
  Supplies ...............   $ 117.4           82%    $ 111.6           82%    $ 108.5           78%
  Equipment ..............      25.1           18        25.0           18        30.2           22
                             -------          ---     -------          ---     -------          ---
  Total ..................   $ 142.5          100%    $ 136.6          100%    $ 138.7          100%
                             =======          ===     =======          ===     =======          ===

The Company's graphics products are used largely by picture framers, graphic artists, display designers and photo laboratories, and include a range of board products consisting of: STURDY BOARD and SEAL brand foam boards (which constitute a significant portion, somewhat less than 45%, of supplies products), a full line of mounting and finishing solutions sold under the SEAL brand name, and HUNT brand project display boards which include project display boards sold by the Company under a worldwide exclusive distribution agreement with Showboard, Inc.

The Company consistently has sought to expand its graphics business, primarily through acquisitions of complementary businesses and of distribution rights to complementary products manufactured by others, through internal product development, and through broadened distribution. Major graphics products introduced during the last several fiscal years include: PROSEAL brand finishing system, a low-cost, one-step method of mounting and laminating photographic and digital images; AQUASEAL brand line of innovative, low-cost liquid lamination products; STURDY BOARD and SEAL brand foam boards; MIGHTY CORE, a heavy duty foam board; HUNT project display boards; SHOWTIME portable display products; IMAGE brand large format laminators; and an array of innovative laminate and adhesive products sold under the SEAL brand name.

In fiscal 1999, the Company acquired Axiom Graphics Manufacturing, Inc., a California-based manufacturer, distributor, and marketer of wet transfer lamination equipment and liquid laminates. This acquisition has enabled the Company to be a complete supplier of finishing solutions and to take advantage of the growth in the outdoor sign market.

STURDY BOARD and SEAL foam boards and HUNT project display boards have been particularly important as they have allowed the Company to penetrate the picture framing, sign, display and exhibit markets, yet they also hold wide appeal to the traditional customer groups in art supply, hobby/craft and office product markets. The success of these board products has been attributable, in significant part, to the Company's ability to offer the end-user a variety of value-added board products, such as colored or adhesive-coated foam board, as well as foam core and corrugated display boards.

Traditionally, the Company's graphics products have been distributed primarily through wholesalers (framing and photomounting), general consumer-oriented retail outlets (mainly office product superstores and chain stores) and industrial concerns (photo labs and screen printers). Over the last several years, consumer-oriented retail outlets have become an increasingly important distribution channel for the Company's graphics products.

Sales and Marketing

General

The Company has more than 3,500 active customers, the ten largest of which accounted for approximately 41% of its sales in fiscal 2000. Three of the ten largest customers were office products superstore chains. The largest single customer accounted for 8.5% of total sales for that year. In recent years there has been a trend toward consolidation of wholesalers, dealers and superstores, particularly in the office products market. This has resulted in an increasing percentage of the Company's sales being attributable to a smaller number of customers with increased buying and bargaining power. This increase in bargaining power has led to downward pressure on selling prices for the Company's office supplies products and board products. See Item 7 of this report.

Because most of the Company's sales are made from inventory, the Company generally operates without a significant backlog. The Company's sales generally are not subject to significant seasonal fluctuations. See Note 17 to the Consolidated Financial Statements herein.

Domestic Operations

Domestic marketing of the Company's consumer products and graphics products is effected principally through three separate sales forces, one each for consumer products, graphics, and mass market. The sales forces are comprised largely of the Company's own salespeople and independent manufacturers' representatives.

The Company currently maintains its primary domestic distribution operations in Sun Prairie, Wisconsin and Yuba City, California for graphics products, and in Statesville, North Carolina for both consumer and graphics products. As part of the 1999 restructuring plan, the Company consolidated its Beacon Falls, Connecticut manufacturing and distribution operations with its Statesville, North Carolina and Sun Prairie, Wisconsin facilities during fiscal 2000.

Foreign Operations

The Company distributes its products in more than 80 foreign markets, primarily through its own sales force and through independent sales agents and distributors.

Sales of consumer products and graphics products represented approximately 57% and 43%, respectively, of the Company's export sales in fiscal 2000, with BOSTON brand electrical and mechanical pencil sharpeners, X-ACTO brand knives and blades, BIENFANG brand paper products and HUNT foam board products, and SEAL brand mounting and finishing solutions products accounting for the major portion of these sales.

Sales from foreign operations in Europe consisted primarily of graphics products. See Note 18 of the Notes to the Consolidated Financial Statements herein for further information concerning the Company's foreign operations.

The Company maintains distribution operations in Ontario, Canada; Basildon, England; and Hong Kong. As part of the 1999 restructuring plan, the Company outsourced the majority of its European distribution operations to a third party during fiscal 2000.

Foreign operations are subject to the usual risks of doing business abroad, particularly currency fluctuations and foreign exchange controls, as well as to general economic conditions. During fiscal 2000, the Company experienced lower foreign sales due principally to the unfavorable impact of weaker foreign currencies against the U.S. dollar. Management is uncertain as to the extent that this situation will continue. See Items 7 and 7A herein. See also Note 1 to the Consolidated Financial Statements herein for information concerning hedging.

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

The Company customarily has more than one source of supply for its critical raw materials and component parts, and its businesses have not been materially hindered by shortages of such items. However, the Company experienced significant cost increases for some of its raw materials, such as styrene plastic and corrugated packaging materials, during fiscal 2000. Management has initiated planned selling price increases, cost reduction measures and other programs in an effort to offset these cost increases. In addition, the Company expects cost savings in fiscal 2001 from the 1999 restructuring plan to help mitigate these raw materials cost increases and improve gross profit percentages and gross profit dollars. The Company has experienced some cost reductions for certain raw materials so far during fiscal 2001, but management is uncertain if this trend will continue. See Item 7 herein.

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

Because of the fragmented nature of the consumer products and graphics products businesses, the multiple markets served by the Company, and the absence of published market data, the Company generally is not able to determine with certainty its relative domestic or foreign market share for its various products. Nevertheless, the Company believes that it is among the leaders in domestic markets in a number of its products, including BOSTON manual and electric pencil sharpeners; STURDY BOARD foam board products; HUNT project display board products; laminating equipment; and X-ACTO brand knives and blades.

The Company considers product performance and brand recognition to be important competitive factors in its businesses, but competitive pricing and promotional discounts also have become increasingly important factors, particularly in the consumer products area.

Trademarks, Patents and Licenses

The Company's business is not dependent, to a material extent, upon any patents. However, the Company regards its many trademarks as being of substantial value in the marketing of its various products including particularly BOSTON(R), X-ACTO(R), BIENFANG(R), HUNT(R) and SEAL(R). The following additional trademarks, some of which are mentioned in this report, are owned by the Company: AQUASEAL(R), CLASSIC STANDUP STAPLER(R), DELUXE STANDUP STAPLER(R), FLOOR GUARD(R), GARDIAN(R), GRIP STANDUP STAPLER(R), IMAGE(R), IMAGE TINTTM, JET GUARD(R), MIGHTY CORE(R), NAUTILUSTM, ORCATM, PALM STANDUP STAPLERTM, PAINTERS(R), POWERHOUSE(R), PRINT GUARD(R), PRINT MOUNT(R), PROSEAL(R), SCHOOLPROTM, SHOWTIME(R), SINGLE STEP(R), STAND-UP(R) STURDY BOARD(R) and ULTIMATE STANDUP STAPLER(R).

As previously indicated, the Company also has been granted exclusive distribution rights in designated territories with respect to various products, including CONTE drawing products, RAPID manual and electric stapling machines and certain project display boards owned by Showboard, Inc. Such rights customarily are granted for limited periods, after which they expire or may be terminated at the option of the grantor. The Company's distribution rights generally are of limited duration (the longest usually not exceeding approximately five years) and may be terminated or expire, in certain cases, with as little as approximately six months' notice from the grantor of such rights. While the Company's business is not dependent upon any of these distribution rights (no line of such distributed products having accounted for as much as 3% of the Company's net sales in fiscal 2000), the loss of the right to market certain products could have an adverse effect on the Company's profitability.

Research and Development

During fiscal 2000, the Company spent approximately $3.0 million on Company-sponsored research and development, as compared with approximately $4.0 million in fiscal 1999 and $3.3 million in fiscal 1998.

Personnel

As of January 2001, the Company had approximately 1,300 full-time employees.

Environmental Matters

Prior to the Company's acquisition of Seal Products, Inc. ("Seal") from Bunzl plc in 1990, it was discovered that some hazardous waste materials had been stored at Seal's premises then located in Naugatuck, Connecticut. In compliance with applicable state law, this environmental condition was reported to the Connecticut Department of Environmental Protection by Bunzl. Seal, which now is a subsidiary of the Company, may be partially responsible under law for the environmental conditions on the premises and any liabilities resulting therefrom. However, in connection with the Company's acquisition of Seal, Bunzl agreed to take responsibility for correcting such environmental conditions and to indemnify Seal and the Company for resulting liabilities, subject to certain limitations. Bunzl is continuing the process of remediating these environmental conditions. During fiscal 2000, the Company entered into a termination and release agreement with the current owners of the site. This agreement releases the Company's subsidiary from all environmental claims by the owners prior to the Company's 1990 acquisition of Seal.

The Company is also involved on a continuing basis in monitoring its compliance with environmental laws and in making capital and operating improvements necessary to comply with existing and anticipated environmental requirements. Despite its efforts, the Company has been cited for occasional violations or alleged violations of environmental laws or permits and on several occasions has been named as a potentially responsible party for remediation of sites. Expenses incurred by the Company to date relating to violations of and compliance with environmental laws and permits and site remediation have not been material. While it is impossible to predict with certainty, management currently does not foresee such expenses in the future as having a material effect on the Company's business, results of operations or financial condition. See Note 14 to the Consolidated Financial Statements herein.

ITEM 2. PROPERTIES

The Company presently maintains its principal executive offices at One Commerce Square, 2005 Market Street, Philadelphia, PA 19103 in approximately 56,000 square feet of leased space under a sublease expiring in 2002. The following table sets forth information with respect to certain of the other facilities of the Company:

Industry            Primary                             Approximate          Owned or
segment             function           Location         size                 leased
-----------------   ----------------   --------------   ------------------   ----------------
   Graphics         Manufacturing      Basildon,        64,000 sq.           Owned
   Products         & Offices          England          ft. in two
                                                        bldgs. on 3 acres

                    Manufacturing      Basildon,        57,000 sq.           Leased
                                       England          ft. on 3 acres       (exp. 2022)

                    Manufacturing      Raalte,          59,000 sq.           Owned
                    & Offices          Netherlands      ft. bldg.
                                                        on 3 acres

                    Manufacturing,     Sun Prairie,     40,000 sq.           Leased
                    Distribution       WI               ft. bldg.            (exp. 2009)
                    & Offices                           on 2 acres

-----------------   ----------------   --------------   ------------------   ----------------
   Consumer         Manufacturing      Statesville,     219,000 sq.           (1)
   Products         & Offices          NC               ft. bldg.
   and Graphics                                         on 13 acres
   Products

                    Manufacturing      Statesville,     218,000 sq.          Owned
                    & Offices          NC               ft. bldg.
                                                        on 16 acres

                    Distribution       Statesville,     320,000 sq.          Leased
                    & Offices          NC               ft. bldg.            (exp. 2005)

                    Distribution       Ontario,         59,000 sq.           Leased
                    & Offices          Canada           ft. bldg.            (exp. 2006)

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

ITEM 3. PENDING LEGAL PROCEEDINGS

The Company is not aware of any material pending legal proceedings involving the Company or its subsidiaries other than as set forth in Notes 4 and 14 to the Consolidated Financial Statements herein and Item 1--"Patent Infringement Litigation" and "Environmental Matters" herein.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year covered by this report.

                            Additional Information

The following information is furnished in this Part I pursuant to Instruction 3 to Item 401(b) of Regulation S-K:

   Executive Officers of the Company

Name                         Age    Position
-------------------------   -----   --------------------------------------------
    Donald L. Thompson       59     Chairman of the Board,
                                    President and Chief Executive Officer

    John W. Carney           57     Vice President, Chief Administrative Officer

    William E. Chandler      57     Senior Vice President, Finance;
                                    Chief Financial Officer, and Secretary

    Bradley P. Johnson       38     Senior Vice President/General Manager,
                                    Hunt Products

    James P. Machut          54     Vice President, Operations/
                                    Supply Chain Logistics Worldwide

    W. Ernest Precious       59     Executive Vice President,
                                    Corporate Development

    Eugene A. Stiefel        53     Vice President, Information Services

The executive officers of the Company customarily are elected annually by the Board of Directors to serve, at the pleasure of the Board, for a period of one year or until their successors are elected. All of the executive officers of the Company, except for Messrs. Thompson, Machut and Johnson have served in varying executive capacities with the Company for over five years.

Mr. Thompson joined the Company and was elected an executive officer in June, 1996 after 23 years at Avery Dennison Corporation where he served in a variety of positions, the most recent as Group Vice President of the Office Products business.

Mr. Machut was elected an executive officer of the Company in December, 1999. He joined the Company in July, 1992 and has served as Vice President of Purchasing as well as Vice President, Operations prior to his most recent position as Vice President of Operations/Supply Chain Logistics Worldwide.

Mr. Johnson was elected an executive officer of the Company in December, 2000, effective January 1, 2001. He joined the Company in May, 1999 and served as Vice President/General Manager of Hunt Products prior to his most recent position as Senior Vice President/General Manager of Hunt Products. Prior to joining the Company, Mr. Johnson was General Manager of the Infant Feeding Business Unit at H. J. Heinz Company from 1997 to 1999 and had held several marketing related positions with Kimberly-Clark Corporation from 1988 to 1997.

                       -------------------------------

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

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
        STOCKHOLDER MATTERS

The Company's common shares are traded on the New York Stock Exchange (trading symbol "HUN"). The following table sets forth the high and low quarterly sales prices of the Company's common shares during the two most recent fiscal years (all as reported by The Wall Street Journal):

                          Fiscal Quarter
                               2000
           --------------------------------------------
             First      Second      Third       Fourth
           ---------   --------   ---------   ---------
  High      $11 1/8    $10 5/8     $ 10 5/8    $  9 1/4
  Low         8 1/16     8 3/8        8 11/16     3 13/16



                          Fiscal Quarter
                               1999
           --------------------------------------------
              First      Second       Third      Fourth
           ----------   --------   ----------   -------
  High      $14 3/16       $12       $12 1/16     $9 1/8
  Low         9 1/4          9 7/16    8 1/8       6 5/8

The Company's 1990 Rights Plan and the Rights distributed to shareholders under such plan expired by their terms on December 31, 2000 and are no longer deemed to be attached to the Company's common shares. See Note 13 to the Consolidated Financial Statements herein.

As of February 1, 2001, there were over 500 record holders of the Company's common shares, which number does not include shareholders whose shares were held in nominee name.

During the past two fiscal years, the Company has paid regular quarterly cash dividends on its common shares at the following rates per share: 2000 - $.1025 per quarter and 1999 - $.1025 per quarter. There can be no assurance, however, as to the payment or the amount of future dividends, since they are periodically reviewed by the Company's Board of Directors and are subject to possible change based upon the Company's earnings, financial condition and other factors. Certain of the Company's credit agreements contain representations, warranties, covenants and conditions, the violation of which could result in restrictions on the Company's present and future ability to pay dividends. See Note 9 to the Consolidated Financial Statements herein.

During fiscal 2000, the Company issued from its Treasury an aggregate of 15,050 unregistered common shares as awards and grants under its non-employee director compensation plan. Registration of such shares was not required because their issuance did not involve a "sale" under Section 2(3) of the Securities Act of 1933, or, alternatively, their issuance was exempt pursuant to the private offering provisions of that Act and the rules thereunder.

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

                                                                        Year Ended
                                              ---------------------------------------------------------------
                                                Dec 3,      Nov. 28,     Nov. 29,     Nov. 30,      Dec. 1,
                                               2000 (1)     1999 (2)     1998 (3)     1997 (4)      1996 (5)
                                              ----------   ----------   ----------   ----------   -----------
                                                           (In millions, except per share data)
Net sales .................................    $  248.6     $  244.8     $  246.6     $  259.5     $  264.5

Income (loss) from continuing
 operations ...............................         2.0          6.4         11.6         (6.1)        10.5

Income (loss) from continuing
 operations per common share(6):

 Basic ....................................         .20          .61         1.04         (.55)         .91

 Diluted ..................................         .20          .61         1.01         (.55)         .89

Total assets ..............................       163.5        179.6        186.9        209.5        175.7

Long-term debt ............................        54.7         56.6         57.7         54.1         64.6

Cash dividends declared per share .........         .41          .41          .41          .38          .38

(1) In fiscal 2000, the Company recorded charges of $3.6 million after taxes ($.37 per share) of implementation costs in connection with the implementation of the Company's 1999 restructuring plan. In addition, the Company recorded a charge of $2.5 million after taxes ($.25 per share) in connection with a patent infringement suit with respect to one of the Company's minor products. Also, the Company reduced by $.4 million after taxes ($.04 per share) some of its reserves established in connection with the Company's implementation of its 1999 restructuring and 1997 strategic plans, and reduced by $.1 million after taxes ($.01 per share) some its reserves in connection with its 1997 business divestitures.

(2) In fiscal 1999, the Company recorded a charge for the 1999 restructuring plan of approximately $4.0 million after taxes ($.39 per share). In addition, the Company reduced by $.4 million after taxes ($.04 per share) some of its reserves established in connection with the Company's implementation of its 1997 strategic plan and reduced by $.3 million after taxes ($.03 per share) some of its reserves in connection with its 1997 business divestitures.

(3) In fiscal 1998, the Company on a net basis reduced by $1.9 million after taxes ($.16 per share) some of its reserves established in connection with the implementation of the strategic plan during fiscal 1997. In addition, the Company reduced by $.5 million after taxes ($.04 per share) some of its reserves established in connection with its 1997 business divestitures.

(4) In fiscal 1997, the Company recorded a charge for the 1997 strategic plan of approximately $18.5 million after taxes ($1.61 per share) and other related costs of $2.2 million after taxes ($.19 per share) and recorded a net gain on sales of divested businesses (excluding the discontinued business) of $2.5 million after taxes ($.22 per share).

(5) In fiscal 1996, the Company recorded a charge for anticipated costs related to the relocation and consolidation of certain manufacturing and distribution operations to income from continuing operations of approximately $.3 million after taxes ($.02 per share).

(6) The average common shares outstanding (diluted) during fiscal years 1996 through 2000 were as follows:

                1996 - 11,677,000 shares

                1997 - 11,079,000 shares

                1998 - 11,556,000 shares

                1999 - 10,493,000 shares

                2000 -  9,908,000 shares

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Act of 1995. Such forward-looking statements represent management's assessment based upon information currently available, but are subject to risks and uncertainties which could cause actual results to differ materially from those set forth in the forward-looking statements. These risks and uncertainties include, but are not limited to, the Company's ability to successfully complete the implementation, and realize the anticipated growth and other benefits, of its restructuring and strategic plans on a timely basis; the effect of, and changes in, worldwide general economic conditions including increases in raw materials and freight costs; technological and other changes affecting the manufacture of and demand for the Company's products; competitive and other pressures in the marketplace; and other risks and uncertainties set forth herein and as may be set forth in the Company's subsequent press releases and/or Forms 10-Q, 8-K and other filings with the Securities and Exchange Commission.

Restructuring Plans and Related Matters

In October 1999, the Company's Board of Directors approved and the Company initiated a comprehensive reorganization and restructuring plan (the "1999 restructuring plan"). The major components of this plan include (with principal emphasis on the Company's Graphics Products business) creating manufacturing centers of excellence, outsourcing the Company's European distribution activities and consolidating its U. S. distribution activities, and focusing its product offering and marketing efforts. The Company recorded restructuring charges relating to this plan totaling $6.2 million pre-tax ($.39 per share) in the fiscal 1999 fourth quarter. (Note: All earnings per share amounts included in Management's Discussion and Analysis are presented on an after-tax, diluted basis.) These fiscal 1999 restructuring charges are classified as restructuring and other in the accompanying Consolidated Statements of Income. The restructuring charges include employee severance costs ($2.6 million), recognition of future lease obligations ($1.8 million), fixed asset writedowns ($1.6 million), and other related costs. In addition to such restructuring charges, the Company expects to spend approximately $5.9 million pre-tax for implementation costs of this plan (to be recorded as period costs as incurred), of which $5.5 million pre-tax ($.37 per share) was recorded in fiscal 2000 and $.4 million pre-tax ($.03 per share) is expected to be spent in fiscal 2001. The total estimated implementation costs of $5.9 million are approximately $2.9 million higher than originally anticipated, primarily as a result of higher than expected manufacturing and operating costs ($1.8 million) consisting mainly of air freight costs of transporting products from the Company's European operations for sale in the U.S., outsourcing costs of some converting operations, inventory losses incurred from plant shutdown, and higher material product substitution costs. Management believes that these additional expenditures were appropriate in order to protect the Company's service levels and customer base in the face of higher demand for certain of its products in the U.S. and Europe. The other implementation costs in fiscal 2000 included employee retention bonuses, severance, outplacement, relocation and training costs ($1.8 million); project consulting ($.6 million); plant rearrangement and moving costs ($.7 million); and other costs and are included in the following categories in the accompanying Consolidated Statements of Income: cost of sales ($3.1 million) and selling, general and administrative expenses ($2.4 million).


The Company has completed the consolidation of its manufacturing operations and distribution activities in the U.S. and the outsourcing of its European distribution activities. In addition, the Company has substantially completed its plan to consolidate its European manufacturing operations and expects completion by early fiscal 2001. Approximately $1.1 million remains accrued in the accompanying Consolidated Balance Sheets at December 3, 2000. This accrual relates largely to severance with the expectation that all spending will be substantially completed by the end of fiscal 2001. See Note 3 to the Consolidated Financial Statements.

Creating manufacturing centers of excellence is expected to result in consolidated manufacturing operations in both the U.S. and Europe. These actions are intended to eliminate redundancies and reduce fixed costs. The outsourcing and consolidation of some of the Company's distribution activities are expected to improve customer service, utilize space more efficiently, and reduce capital investment and operating costs. The Company's focus on its product offering and marketing efforts also is expected to reduce operating costs, improve margins and inventory turns, and ultimately provide the foundation for further sales growth of the Company's Graphics Products business. These actions resulted in the elimination of approximately 150 positions during fiscal 1999 and 2000. The Company realized pre-tax cost savings from the 1999 restructuring plan of approximately $1.5 million ($.10 per share) during fiscal 2000, and such pre-tax cost savings are expected to increase to $5.5 million in fiscal 2001 and $5.9 million per year thereafter. Although the Company expects to realize such future cost savings, there can be no assurance that they will be achieved.

In April 1997, the Company initiated a new strategy for growth and restructuring (the "1997 strategic plan") designed to restore higher levels of sales growth and profitability and to reduce its cost structure. The key initiatives of the 1997 strategic plan were focused on significant reduction of the Company's stock keeping units, rationalization of manufacturing and warehouse facilities, and a major restructuring of its administrative and marketing and selling functions. The Company has completed the implementation of its 1997 strategic plan. See Note 3 to the Consolidated Financial Statements.

During fiscal 2000, the Company reduced by $.5 million pre-tax ($.03 per share) and $.1 million pre-tax ($.01 per share), respectively, some of its reserves for the 1999 restructuring and 1997 strategic plans. These reserve reductions related primarily to a decision not to vacate a certain facility ($.2 million), final resolution of lease obligations for a vacant facility ($.1 million), lower than anticipated severance costs ($.1 million) and lower than expected losses on asset disposals ($.2 million).

During fiscal 1999, the Company reduced by $.6 million pre-tax ($.04 per share) some of its reserves established in connection with the Company's implementation of its 1997 strategic plan. This reserve reduction related primarily to a final resolution of lease obligations for a vacated facility and to lower than expected severance costs.

During fiscal 1998, the Company, on a net basis, reduced some of its restructuring reserves by $2.9 million pre-tax ($.16 per share), a portion of which is included in cost of sales ($1.4 million). This reserve reduction related primarily to lower than expected severance costs ($1.1 million), inventory returns ($1.4 million), decisions not to vacate certain leased facilities ($.6 million), and other related costs ($1.0 million) in connection with the Company's implementation of its 1997 strategic plan, partially offset by additional restructuring charges in connection with the consolidation of the graphics and substrates business units in fiscal 1998 relating principally to employee severance costs ($1.2 million).

In connection with the Company's 1997 strategic plan, during fiscal 1997, the Company sold its Lit-Ning Products business (office supplies), its Hunt Data Products' MediaMate and Calise brand products (office supplies), and its Speedball brand art products (art supplies). In addition in mid-November 1997, the Company sold its Bevis Office Furniture business.

During fiscal 2000, the Company reduced by $.1 million pre-tax ($.01 per share) some of its reserves related to its 1997 business divestitures. These reserve reductions related primarily to lower than anticipated inventory returns and environmental reserves.

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

In addition, the Company reduced in fiscal 1998 by $.7 million pre-tax ($.04 per share) some of its reserves established in connection with its 1997 sale of its Bevis Office Furniture discontinued operation. This reduction was largely attributable to lower than expected costs associated with accruals, primarily for accounts receivable and fixed assets, established at the time of the divestiture.

As a result of the above divestitures, including the Bevis operation, an aggregate of approximately $100 million of revenue on an annualized basis and related earnings will not be available to the Company going forward. Management believes a critical part of the 1997 strategic plan and the 1999 restructuring plan is to offset these revenue and earnings losses through increased focus on the Company's graphics products in the rapidly growing digital imaging and sign and display markets, through leveraging of the Company's brand strength in consumer products, from internal new product development, and through acquisitions. Also, management believes improved manufacturing processes, rationalization of distribution facilities, and savings in administrative, marketing, and selling support areas will help offset these revenue and earnings losses.

Patent Infringement Litigation

Several years ago, the Company was sued for patent infringement with respect to one of its minor products. After a jury trial in 1998, the U.S. District Court for the Western District of Wisconsin entered judgment against the Company in this matter and awarded damages to the plaintiffs in the amount of $3.3 million, plus interest and costs. The verdict was appealed, and, contrary to the expectations of the Company and its patent counsel, a three-judge panel of the U.S. Court of Appeals affirmed the judgment in July 2000. Subsequently, a request, filed with the Court of Appeals by the Company to have the case reconsidered by all twelve judges of the Court of Appeals, was denied in October 2000. As a result, the Company recorded a liability of $3.8 million pre-tax (including interest and other costs), or $.25 per share, relating to this matter in fiscal 2000, which amount is included in the accompanying Consolidated Statements of Income for fiscal 2000 under restructuring and other. However, the Company and its patent counsel continue to believe that the verdict against the Company was incorrect and are seeking a review of the decision by the Supreme Court of the United States and are considering other possible courses to challenge the verdict. See Note 4 to the Consolidated Financial Statements.

The following tables provide a comparison of the Company's reported results and the results excluding restructuring related items and other special items for fiscal years 2000, 1999 and 1998:

                                                                                 2000(1)
                                                            --------------------------------------------------
                                                               Gross      Income from       Net      Per Share
                                                              Profit       Operations     Income      Amount
                                                            ----------   -------------   --------   ----------
                                                              (Dollars in millions except per share amounts)
   Reported results .....................................   $ 87.7          $  6.0       $ 2.0      $ .20
   Implementation costs .................................     3.1              5.5        3.6         .37
   Reversals of accruals of 1999 strategic plan .........      --              (.5)       (.3)       (.03)
   Reversals of accruals of 1997 strategic plan .........      --              ( 1)       (.1)       (.01)
   Gain on sale of business divestitures ................      --              (.1)       (.1)       (.01)
   Patent infringement litigation .......................      --              3.8        2.5         .25
                                                            ------          ------       -----      -----
   Results excluding special items ......................   $ 90.8          $ 14.6       $ 7.6      $ .77
                                                            ======          ======       =====      =====

                                                                                      1999(1)
                                                            -----------------------------------------------------------
                                                               Gross      Income from         Net           Per Share
                                                              Profit       Operations        Income          Amount
                                                            ----------   -------------   -------------   --------------
                                                                  (Dollars in millions except per share amounts)
   Reported results .....................................   $ 92.9       $ 12.0             $  6.4          $   .61
   1999 restructuring costs .............................      --           6.2                4.0              .39
   Reversals of accruals of 1997 strategic plan .........      --           (.6)               (.4)            (.04)
   Gain on sale of business divestitures ................      --           (.5)               (.3)            (.03)
                                                            ------       ------             ------          -------
   Results excluding special items ......................   $ 92.9       $ 17.1            $   9.7(2)       $   .93(2)
                                                            ======       ======            =======          =======

                                                                                  1998(1)
                                                            ----------------------------------------------------
                                                               Gross      Income from        Net       Per Share
                                                              Profit       Operations      Income       Amount
                                                            ----------   -------------   ----------   ----------
                                                               (Dollars in millions except per share amounts)
   Reported results .....................................   $ 94.8         $ 19.3          $ 12.1       $ 1.05
   Reversals of accruals of 1997 strategic plan .........     (1.4)          (2.9)           (1.9)        (.16)
   Gain on sale of business divestitures ................      --             (.7)            (.5)        (.04)
   Gain on sale of discontinued operations ..............      --             --              (.5)        (.04)
                                                            ------         ------          ------       ------
   Results excluding special items ......................   $ 93.4         $ 15.7          $  9.2       $  .81
                                                            ======         ======          ======       ======

   (1) Per share amounts for all years presented were impacted by the reduction of the average common shares outstanding as a result of the Company's stock repurchase program (average common shares outstanding diluted were 9,908,000, 10,493,000 and 11,556,000 in fiscal 2000, 1999 and 1998, respectively).

    (2) Net income and per share amount were favorably impacted by a lower effective tax rate of 29.2% in fiscal 1999 compared to 34.1% and 34.4% for fiscal years 2000 and 1998, respectively, primarily as a result of higher amounts not deductible for tax purposes (fiscal 2000) and to resolution of certain prior years' tax exposures (fiscal 1999). See
        Note 10 to the Consolidated Financial Statements.

Comparison of Fiscal 2000 vs. 1999

The Company's 2000 fiscal year comprised 53 weeks compared to 52 weeks for fiscal 1999.

Net Sales. Net sales increased 1.6% to $248.6 million in fiscal 2000 from $244.8 million in fiscal 1999. This sales increase was largely due to the introduction of new products and higher unit volume, partially offset by the effects of unfavorable exchange rates for the Dutch guilder (the functional currency of the Company's Netherlands operations) and the British pound sterling (the functional currency of the Company's U.K. operations) and lower net selling prices.

Consumer products sales of $106.1 million for fiscal 2000 decreased 2.0% from fiscal 1999 sales of $108.2 million. This decrease was due principally to the termination (effective September 1, 1999) of the Company's distribution agreement with respect to Schwan-STABILO highlighter markers and writing instruments, to lower sales of stapler products (down 6.8%) and lower net selling prices, partially offset by higher sales of trimmer products (up 17.7%). Export sales of consumer products increased 15.3% in fiscal 2000 from fiscal 1999, mainly due to higher sales in Latin America and Canada.

Graphics products sales of $142.5 million for fiscal 2000 increased 4.3% from fiscal 1999 sales of $136.6 million. This increase was primarily due to the introduction of new products and higher sales of board products (up 10.4%), partially offset by the effects of unfavorable foreign currency exchange rates. Export sales of graphics products increased 10.6% in fiscal 2000 from the prior year. Foreign sales of graphics products decreased 11.0% in fiscal 2000 from fiscal 1999, largely as a result of decreases in the values of the British pound sterling and Dutch guilder.

Consolidated net sales decreased 1.1% during the fourth quarter of fiscal 2000 which management believes was largely due to a general economic slowdown in the U.S. which, in turn, prompted some of the Company's key distributors to reduce their inventory and purchasing levels. Management is uncertain how long this trend will continue.

Gross Profit. The Company's gross profit ratio decreased to 35.3% of net sales in fiscal 2000 from 38.0% in fiscal 1999, while the gross margin dollars decreased $5.3 million. These decreases were primarily the result of $3.1 million of implementation costs related to the 1999 restructuring plan recorded in cost of sales. Excluding the effect of these implementation costs, the gross profit percentage for fiscal 2000 would have been 36.5%. The remaining decreases in the gross profit percentage and gross profit dollars were largely due to higher material costs, lower net selling prices and unfavorable inventory adjustments, partially offset by cost savings realized from the 1999 restructuring plan and lower net pension costs. The gross margin percentages for foreign sales were 27.1% in fiscal 2000 and 27.2% in fiscal 1999. The Company experienced significant cost increases for some of its raw materials, such as styrene plastic and corrugated packaging materials, during fiscal 2000. Management has initiated planned selling price increases, cost reduction measures and other programs in an effort to offset these cost increases. In addition, the Company expects cost savings in fiscal 2001 from the 1999 restructuring plan to help mitigate these cost increases and improve gross profit percentages and gross profit dollars. Also, the Company has experienced reductions of some of its raw materials costs so far during fiscal 2001; however, management is uncertain if this trend will continue.

Selling, General, and Administrative Expenses. Selling, administrative, and general expenses increased $2.5 million, or 3.3%, in fiscal 2000 from the previous year. This increase was largely attributable to implementation costs related to the 1999 restructuring plan, higher freight related costs and higher royalty, travel and entertainment, relocation and recruiting costs, partially offset by lower research and development expenses, lower professional services expenses, cost savings related to the 1999 restructuring plan and a lower special performance award for Company employees.

Restructuring and Other. During fiscal 2000, the Company recorded a charge and related liability of $3.8 million (including interest) in connection with a patent infringement suit involving one of its minor products. See Note 4 to Consolidated Financial Statements for further information concerning this charge.

In addition, during fiscal 2000, the Company reduced by $.5 million pre-tax ($.03 per share) and $.1 million pre-tax ($.01 per share), respectively, some reserves relating to its 1999 restructuring and 1997 strategic plans. These reserve reductions related primarily to a decision not to vacate a certain facility ($.2 million), final resolution of lease obligations for a vacant facility ($.1 million), lower than anticipated severance costs ($.1 million) and lower than expected losses on asset disposals ($.2 million). Also during fiscal 2000, the Company reduced by $.1 million pre-tax ($.01 per share) some of its reserves related to its 1997 business divestitures. These reserve reductions related primarily to lower than anticipated inventory returns and environmental reserves.

During fiscal 1999, the Company recorded special charges of $6.2 million pre-tax ($.39 per share) in connection with the Company's 1999 restructuring plan, as previously discussed. All of these special charges are included in restructuring and other in the accompanying Consolidated Statements of Income.

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

See Note 3 to the Consolidated Financial Statements.

Interest Expense. Interest expense decreased to $4.4 million in fiscal 2000 from $4.5 million in fiscal 1999 due to lower average debt borrowings in fiscal 2000.

Interest Income. Interest income decreased $.2 million in fiscal 2000 from fiscal 1999 due to lower average cash balances.

Provision for Income Taxes. The Company's effective tax rate increased to 34.1% in fiscal 2000 from 29.2% in fiscal 1999, primarily due to higher amounts not deductible for tax purposes. See Note 10 to the Consolidated Financial Statements.

Net Income and Earnings Per Share. Net income for fiscal 2000 was $2.0 million compared to $6.4 million for fiscal 1999. Excluding the effects of special items recorded in fiscal 2000 and 1999 in connection with the 1999 restructuring plan, the patent infringement litigation and the reduction of reserves related to the 1999 restructuring plan, the 1997 strategic plan and the 1997 business divestitures, earnings per share would have been $.77 and $.93 for fiscal 2000 and 1999, respectively. The decrease in earnings per share, before special items, was due largely to higher raw materials and freight costs, lower net selling prices and unfavorable inventory adjustments. Management has initiated planned selling price increases, cost reduction measures and other programs to offset the higher raw materials and freight costs. In addition, the Company expects cost savings in fiscal 2001 from the 1999 restructuring plan to help mitigate these higher costs. The earnings per share results for fiscal 2000 were favorably impacted by lower average common shares outstanding as a result of the Company's stock repurchase program (average diluted common shares outstanding were 9,908,000 and 10,493,000 in fiscal 2000 and 1999, respectively).

Comparison of Fiscal 1999 vs. 1998

Net Sales. Net sales decreased .7% to $244.8 million in fiscal 1999 from $246.6 million in fiscal 1998. This decrease was primarily the result of lower net selling prices, partially offset by higher unit volume, particularly from broader distribution in current sales channels, expanded placement of existing products, and introduction of new products.

Consumer products sales of $108.2 million for fiscal 1999 increased .3% from fiscal 1998 sales of $107.9 million. This increase was due largely to broader distribution in current sales channels, expanded placement of existing products and the introduction of new products, partially offset by lower net selling prices, and lower sales of X-Acto brand products. Export sales of consumer products decreased 12.17% in fiscal 1999 as compared to fiscal 1998, principally due to lower sales in Latin America.

Graphics products sales of $136.6 million for fiscal 1999 decreased 1.5% from fiscal 1998 sales of $138.7 million. This decrease was primarily due to lower sales of laminating equipment products (down 17.1%), partially offset by higher sales of mounting and laminating supplies products (up 2.9%) and board products (up 2.6%). The decrease in laminating equipment products sales was due largely to significantly lower demand for high-end equipment products and to continued softness in demand in Asia and Latin America. Export sales of graphics products decreased 4.8% in fiscal 1999 from the prior year. Foreign sales of graphics products decreased 4.9% in fiscal 1999 from fiscal 1998, due largely to lower sales of laminating equipment (down 21.7%) and to decreases in the value of the British pound sterling and Dutch guilder, partially offset by higher mounting and laminating supplies products sales.

Gross Profit. The Company's gross profit margin decreased slightly to 38.0% of net sales in fiscal 1999 from 38.4% in fiscal 1998, primarily as a result of a $1.4 million special credit recorded in cost of sales in fiscal 1998 in connection with the Company's 1997 strategic plan, as previously discussed. Excluding the effect of this special credit, the gross profit percentage for fiscal 1998 would have been 37.9%. The slight increase in the fiscal 1999 gross profit percentage, before special credit, was due to the net result of favorable production efficiencies and favorable customer and product mix, partially offset by lower net selling prices. The gross margin percentages for foreign sales were 27.2% in fiscal 1999 and 22.2% in fiscal 1998.

Selling, General, and Administrative Expenses. Selling, administrative, and general expenses decreased $1.7 million, or 2.1%, in fiscal 1999 from the previous year. The decrease was largely attributable to lower promotional advertising and packaging development costs, lower discretionary marketing spending and lower professional services expenses, partially offset by higher research and development expenses and a special cash award granted by the Board of Directors to the Company's employees in fiscal 1999.

Restructuring and Other. The Company recorded special charges of $6.2 million pre-tax ($.39 per share) in connection with the Company's 1999 restructuring plan, as previously discussed. The cash and non-cash portions of the special charges in fiscal 1999 were $4.6 million and $1.6 million, respectively, and include employee severance ($2.6 million), future lease obligations ($1.8 million), fixed asset writedowns ($1.6 million), and other related costs.

In addition, during fiscal 1999, the Company reduced by $.6 million pre-tax ($.04 per share) some of its reserves established in connection with its 1997 strategic plan. This reserve reduction related primarily to a lease facility settlement and to lower than expected severance costs.

The Company also reduced, during fiscal 1999, by $.5 million pre-tax ($.03 per share) some of its reserves with respect to its 1997 business divestitures. The reserve reduction was principally related to lower than expected inventory returns.

During fiscal 1998, the Company, on a net basis, reduced by $2.9 million pre-tax ($.16 per share), a portion of which ($1.4 million) is included in cost of sales, some of its restructuring reserves. This reserve reduction related primarily to lower than expected employee severance costs ($1.1 million), inventory returns ($1.4 million), decisions not to vacate certain leased facilities ($.6 million), and other related costs ($1.0 million) in connection with the Company's implementation of its 1997 strategic plan, partially offset by additional restructuring charges in connection with the consolidation of the graphics and substrates business units in fiscal 1998 related principally to employee severance costs ($1.2 million).

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

Provision for Income Taxes. The Company's effective tax rate decreased to 29.2% in fiscal 1999 from 34.4% in fiscal 1998, primarily due to resolution of certain prior years' tax exposures.

Financial Condition

Working capital decreased to $56.4 million at the end of fiscal 2000 from $61.4 million at the end of fiscal 1999. The Company's debt/capitalization ratio was 46.9% and 44.6% at the end of fiscal 2000 and 1999, respectively. Funds from operations and available cash balances were sufficient during fiscal 2000 to fund additions to property, plant and equipment of $6.4 million, to pay cash dividends of $4.1 million, to make cash payments related to the 1999 restructuring and 1997 strategic plans of $4.1 million, to make cash payments related to the implementation of the 1999 restructuring plan of $3.4 million and to fund the repurchase of $3.2 million of the Company's common shares.

Current assets decreased to $88.3 million at the end of fiscal 2000 from $97.3 million at the end of fiscal 1999 largely as a result of lower cash and cash equivalents and the effects of unfavorable foreign currency exchange rates for the Dutch guilder and the British pound sterling, partially offset by higher accounts receivable and other current assets balances. The decrease in cash and cash equivalents was due to items discussed in the preceding paragraph. The increase in accounts receivable of $1.6 million was primarily due to higher sales in the last month of fiscal 2000 and to increased promotional sales with extended payment terms, compared to those at the end of fiscal 1999. Other current assets increased to $2.6 million at the end of fiscal 2000 from $.9 million at the end of fiscal 1999 due largely to income tax refund receivables at the end of fiscal 2000.

Current liabilities of $31.9 million at the end of fiscal 2000 decreased from $35.9 million at the end of fiscal 1999. This decrease was largely attributable to the timing of accounts payable and salaries, wages and commissions payments and reductions in the accruals associated with the Company's 1999 restructuring and 1997 strategic plans, partially offset by the patent infringement litigation accrual and the effects of unfavorable foreign currency exchange rates.

Other non-current liabilities decreased to $12.5 million at the end of fiscal 2000 from $14.7 million at the end of fiscal 1999 due to several factors, including a decrease in the phantom stock accrual, lower pension accruals and to a lease facility settlement in connection with the 1999 restructuring plan, partially offset by an increase in the Supplemental Executive Benefits Plan liability.

The increase in the accumulated other comprehensive loss in stockholders' equity of $4.4 million was due to the effect of unfavorable currency exchange rates of $4.5 million, partially offset by a favorable minimum pension liability adjustment of $.1 million.

In fiscal 2000 and 1999, the Company repurchased 352,600 and 838,500 of its common shares, respectively, pursuant to its stock repurchase program. In February 1999, the Board of Directors authorized to the Company to repurchase up to 750,000 shares of the Company's common stock. In September 1999, the Board of Directors authorized the Company to purchase up to an additional $5 million of the Company's common shares through September 2000. During fiscal 2000 and 1999, the Company spent $3.2 million and $8.2 million, respectively, on its repurchase program. The average common shares outstanding diluted decreased from 10,493,000 shares in fiscal 1999 to 9,908,000 shares in fiscal 2000. On December 21, 2000, as authorized by its Board of Directors, the Company purchased 941,290 of its common shares from an institutional investor for $3.7 million. This transaction was funded from the Company's available cash. These and other previously repurchased shares are held by the Company as treasury stock to be used for Company stock-based compensation plans and other general corporate purposes.

During the fourth quarter of fiscal 2000, the Company amended its $75 million revolving credit agreement, reducing the amount of the facility to $50 million and extending the expiration date to September 12, 2003. As of December 3, 2000, in addition to this revolving credit facility, the Company had lines of credit facilities at its foreign operations of 1.5 million British pound sterling (approximately $2.1 million) and 2.5 million Dutch guilders (approximately $1.0 million). There were outstanding borrowings totaling $2.7 million under these credit facilities as of December 3, 2000. Management believes that funds generated from operations, combined with the existing credit facilities, will be sufficient to meet currently anticipated working capital and other capital and debt service requirements. See Note 9 to the Consolidated Financial Statements. Should the Company require additional funds, management believes that the Company could obtain them at competitive costs.

New Accounting Standards

In March 2000, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," an Interpretation of Accounting Principles Board ("APB") Opinion No. 25. This interpretation was intended to clarify certain problems that have arisen in practice since the issuance of APB Opinion No. 25 in October 1972. It specifically answers certain questions and provides guidance on the implementation of APB Opinion No. 25. The adoption of this interpretation did not have any impact on the Company's financial position or results of operations.

In November 2000, the Emerging Issues Task Force ("EITF") reached a final consensus on Issue No. 00-14, "Accounting for Coupons, Rebates and Discounts" that addresses the recognition, measurement, and income statement classification for sales incentives offered voluntarily by a vendor without charge to customers that can be used in, or that are exercisable by a customer as a result of, a single exchange transaction. This Issue is applicable no later than in annual financial statements for fiscal years beginning after December 15, 1999, or financial statements for the first quarter beginning after March 15, 2001, whichever is later. The Company believes that adoption of this Issue will not have a material impact on the Company's results of operations, financial position, or cash flows.

In June 2000, the FASB approved issuance of Statement of Financial Accounting Standards ("SFAS") No. 138, which amended SFAS No. 133, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS No. 138 provides additional guidance related to accounting for derivative instruments and hedging activities. This statement is applicable for fiscal years beginning after June 15, 2000. The Company believes that adoption of this statement will not have a material impact on the Company's results of operations, financial position, or cash flows.

In September 2000, the EITF reached a final consensus on Issue No. 00-10, "Accounting for Shipping and Handling Revenues and Costs," which requires amounts charged to customers for shipping and handling to be classified as revenue. In addition, the Issue established that the classification of shipping and handling costs is an accounting policy decision that should be disclosed pursuant to APB Opinion No. 22, "Disclosure of Accounting Policies." If shipping and handling costs are significant and are not included in cost of sales, a company should disclose both the amount of such costs and which line item on the income statement includes that amount. This Issue is applicable no later than the fourth quarter of fiscal years beginning after December 15, 1999. Since the Issue only relates to financial statement classification, its adoption will not affect the Company's financial position or results of operations.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." This SAB summarizes certain of the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. Accordingly, guidance is provided with respect to the recognition, presentation, and disclosure of revenue in the financial statements. Adoption of SAB No. 101, as amended by SAB No. 101A, "Amendment: Revenue Recognition in Financial Statements" and SAB No. 101B, "Second Amendment: Revenue Recognition in Financial Statements," must be no later than the fourth quarter of fiscal years beginning after December 15, 1999. The Company is currently assessing the impact of these SABs but believes that they will not materially affect the Company's financial position or results of operations.

Environmental Matters

The Company is involved, on a continuing basis, in monitoring its compliance with environmental laws and in making capital and operating improvements necessary to comply with existing and anticipated environmental requirements. Despite its efforts, the Company has been cited for occasional violations or alleged violations of environmental laws or permits and on several occasions has been named a potentially responsible party for the remediation of sites. Expenses incurred by the Company for all years presented in the accompanying consolidated financial statements relating to violations of and compliance with environmental laws and permits and site remediation have not been material. While it is impossible to predict with certainty, management currently does not foresee such expenses in the future as having a material effect on the Company's business, results of operations, or financial condition. See Note 14 to the Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

     Market Risk

The Company is exposed to various types of market risk in the normal course of business, including the impact of interest rate changes, foreign currency exchange rate fluctuations, and changes in corporate tax rates. The Company employs risk management strategies, including the use of derivatives such as forward exchange contracts. The Company does not hold derivatives for trading purposes. As of December 3, 2000 and November 28, 1999, the Company had no forward exchange contracts outstanding.

It is the Company's policy to enter into forward exchange contract transactions only to the extent necessary to achieve the desired objectives of management in limiting the Company's exposure to the various market risks discussed in Item 1 -- "Sales and Marketing" and Item 7 herein. However, the Company does not hedge all of its market risk exposure in a manner that would completely eliminate the impact of changes in interest rates and foreign exchange rates on the Company's net income. The Company does not expect that its results of operations or financial position will be materially affected by these risk management strategies.

     Interest Rate Risk Management

See Item 7 -- "Financial Condition" and Note 9 to the Consolidated Financial Statements herein.

     Foreign Exchange Risk Management

See Item 1 -- "Sales and Marketing" and Note 1 to the Consolidated Financial Statements herein.

Item 8. Financial Statements and Supplementary Data

The Financial Statements and supplementary financial information listed in the index appearing under Item 14(a) 1 & 2 herein, together with the report of PricewaterhouseCoopers LLP thereon, are set forth following the signature pages below.

Item 9. Disagreements on Accounting and Financial Disclosure

Not applicable.

                                   PART III

Incorporated by Reference

The information called for by Item 10, "Directors and Executive Officers of the Registrant" (other than the information concerning executive officers set forth after Item 4 herein); Item 11, "Executive Compensation"; Item 12, "Security Ownership of Certain Beneficial Owners and Management"; and Item 13, "Certain Relationships and Related Transactions," is incorporated herein by reference to the following sections of the Company's definitive proxy statement for its Annual Meeting of Shareholders scheduled to be held April 18, 2001, which definitive proxy statement is expected to be filed with the Commission not later than 120 days after the end of the fiscal year to which this report relates:

Form 10-K Item No.     Proxy Statement Section
------------------     -----------------------
Item 10 ..........     Proposal 1. "ELECTION OF DIRECTORS"; "ADDITIONAL
                       INFORMATION -- Section 16(a) Beneficial Ownership Reporting
                       Compliance"

Item 11 ..........     Proposal 1. "ELECTION OF DIRECTORS -- Compensation of
                       Directors"; "ADDITIONAL INFORMATION -- Executive
                       Compensation" (not including "Compensation Committee Report on
                       Executive Compensation")

Item 12 ..........     "ADDITIONAL INFORMATION -- Common Share Ownership by
                       Certain Beneficial Owners and Management"

Item 13 ..........     Not applicable

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) Documents filed as part of the Report


                                                                    Pages
  1. Financial Statements:                                          -----

       Report of Independent Accountants                             F-1

       Consolidated Statements of Income                             F-2
       for the fiscal years 2000, 1999 and 1998

       Consolidated Balance Sheets,                                  F-3
       December 3, 2000 and November 28, 1999

       Consolidated Statements of Stockholders' Equity               F-4
       for the fiscal years 2000, 1999 and 1998

       Consolidated Statements of Comprehensive Income (Loss)        F-5
       for the fiscal years 2000, 1999 and 1998

       Consolidated Statements of Cash Flows                         F-6
       for the fiscal years 2000, 1999 and 1998

       Notes to Consolidated Financial Statements                 F-7-F-29

  2. Financial Statement Schedule:

       Schedule II. Valuation and Qualifying Accounts                F-30
       for the fiscal years 2000, 1999 and 1998

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

  3. Exhibits:

     (3) Articles of incorporation and bylaws:

         (a) Restated Articles of Incorporation (incorp. by ref. to Ex. 3(a) to January 2001 Form 8-K).

         (b) By-laws, as amended (incorp. by ref. to Ex. 3(b) to January 2001 Form 8-K).

     (4) Instruments defining rights of security holders, including indentures:*

         (a) Note Purchase Agreement dated as of August 1, 1996 between the Company and several insurance companies (incorp. by ref. to Form 10-Q for quarter ended September 1, 1996).

         (b) Amended and Restated Credit Agreement dated as of September 12, 2000 between the Company and Bank of America, N.A. and other lenders (incorp. by ref. to Ex. 4(b) to Form 10-Q for quarter ended September 3, 2000).

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

          (b) 1983 Stock Option and Stock Grant Plan, as amended, of the Company (incorp. by ref. to Ex. 10(b) to fiscal 1996 Form 10-K).**

          (c) (1) 1993 Stock Option and Stock Grant Plan of the Company, as amended (incorp. by ref. to Ex. 10(c) to Form 10-Q for quarter ended September 3, 2000); (2) Addendum relating to options granted December 16, 1999; and (3) Description of January 2001 stock grants (Exhibits 10(c)(2) and (3) filed herewith.)**

          (d) 1994 Non-Employee Directors' Stock Option Plan (incorp. by ref. to Ex. 10(d) to fiscal 1999 Form 10-K).**

          (e) 1997 Non-Employee Director Compensation Plan (incorp. by ref. to Ex. 10(f) to fiscal 1997 Form 10-K).**

          (f) (1) Form of Change in Control Agreement between the Company and various officers of the Company (filed herewith)** and (2) list of executive officers who are parties (filed herewith).**

          (g) (1) Form of Supplemental Executive Benefits Plan ("SEBP") of the Company, effective January 1, 1997, (incorporated by reference to Ex. 10 (g)(1) of fiscal 1998 Form 10-K); (2) Amendment No. 1 to SEBP (incorp. by ref. to Ex. 10(g)(2) to fiscal 1999 Form 10-K);
              (3) form of related Amended and Restated Trust Agreement, effective January 1, 1997(incorp. by ref. to Ex. 10(g)(2) to fiscal 1998 Form 10-K); (4) Amendment No. 2 to SEBP; and (5) Amendment No. 3 to SEBP (Exhibits 10(g)(4) and (5) filed herewith).**

          (h) Employment Agreement, dated as of April 8, 1996, between the Company and Donald L. Thompson (incorp. by ref. to Ex. 10 to Form 10-Q for quarter ended June 2, 1996); (2) Amendment No. 1 dated October 1, 1999 to Employment Agreement; (3) Amendment, effective June 28, 2000, to Appendix A to Employment Agreement; and (4) Nonqualified Stock Option Agreement dated June 28, 2000 (Exhibits 10(h)(2), (3) and (4) are incorp. by ref. to Exs. 10(h)(2), (3)
              and (4), respectively, to Form 10-Q for the quarter ended September 3, 2000).**

          (i) Officer Severance Plan (incorp. by ref. to Ex. 10 to Form 10-Q for quarter ended February 28, 1999).

      (21) Subsidiaries (filed incorp. by reference to Ex. 11 to fiscal 1997 Form 10-K).

      (23) Consent of PricewaterhouseCoopers LLP to incorporation by reference in registration statements on Form S-8 of their report on the consolidated financial statements and schedule included in this report (filed herewith).

      (27) Financial Data Schedule (filed herewith).

       * Reference also is made to (1) Articles 5th, 6th, 7th, and 8th of the Company's Restated Articles of Incorporation (ex. 3(a) to this report) and (2) Sections 1 and 6 of the Company's By-laws (Ex. 3(b) to this report).

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


                               HUNT CORPORATION

Dated: February 26, 2001       By: \s\ Donald L. Thompson
                               -----------------------------------------------
                               Donald L. Thompson
                               Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the registrant and in the capacities and on the dates indicated:


    \s\ Donald L. Thompson                    February 26, 2001
    -------------------------
    Donald L. Thompson
    Chairman, President and
    Chief Executive Officer

    \s\ William E. Chandler                   February 26, 2001
    -------------------------
    William E. Chandler
    Senior Vice President,
    Finance (Principal Financial Officer)

    \s\ John Fanelli III                      February 26, 2001
    -------------------------
    John Fanelli III
    Vice President, Corporate Controller
    (Principal Accounting Officer)

    \s\ Donald D. Belcher                     February 26, 2001
    -------------------------
    Donald D.Belcher
    Director

     \s\ Ursula M. Burns                      February 26, 2001
    -------------------------
    Ursula M. Burns
    Director

     \s\ Jack Farber                          February 26, 2001
    -------------------------
    Jack Farber
    Director

     \s\ William F. Hamilton, Ph.D.           February 26, 2001
    -------------------------
    William F. Hamilton, Ph.D.
    Director

    \s\ Mary R. Henderson                     February 26, 2001
    -------------------------
    Mary R. (Nina) Henderson
    Director

     \s\ Gordon A. MacInnes                   February 26, 2001
    -------------------------
    Gordon A. MacInnes
    Director

     \s\ Robert H. Rock                       February 26, 2001
    -------------------------
    Robert H. Rock
    Director

     \s\ Roderic H. Ross                      February 26, 2001
    -------------------------
    Roderic H. Ross
    Director

     \s\ Malcolm J. Thompson                  February 26, 2001
    -------------------------
    Malcolm J. Thompson
    Director

     \s\ Victoria B. Vallely                  February 26, 2001
    -------------------------
    Victoria B. Vallely
    Director

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and
the Board of Directors of
Hunt Corporation


In our opinion, the consolidated financial statements in the accompanying index appearing under Item 14(a) (1) on page 21 present fairly, in all material respects, the financial position of Hunt Corporation and its subsidiaries at December 3, 2000 and November 28, 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 3, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 14(a)(2) on page 21 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP


Philadelphia, PA 19103
January 30, 2001

                       HUNT CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                   for the fiscal years 2000, 1999 and 1998
                    (In thousands except per share amounts)

                                                             2000           1999            1998
                                                          (53 weeks)     (52 weeks)      (52 weeks)
                                                         ------------   ------------   -------------
Net sales ............................................    $ 248,637      $ 244,808       $ 246,563
Cost of sales ........................................      160,959        151,861         151,784
                                                          ---------      ---------       ---------
      Gross profit ...................................       87,678         92,947          94,779

Selling, general and administrative expenses .........       78,309         75,805          77,458
Restructuring and other ..............................        3,370          5,185          (1,933)
                                                          ---------      ---------       ---------
      Income from operations .........................        5,999         11,957          19,254
Interest expense .....................................       (4,396)        (4,471)         (4,344)
Interest income ......................................        1,315          1,471           2,626
Other income, net ....................................           70            126             176
                                                          ---------      ---------       ---------
      Income from continuing operations
       before income taxes ...........................        2,988          9,083          17,712
Provision for income taxes ...........................        1,019          2,656           6,089
                                                          ---------      ---------       ---------
      Income from continuing operations ..............        1,969          6,427          11,623
Discontinued operations:
   Gain on disposal of discontinued business,
    net of income taxes of $260 ......................           --             --             484
                                                          ---------      ---------       ---------
      Net income .....................................    $   1,969      $   6,427       $  12,107
                                                          =========      =========       =========
Basic earnings per common share:
   Income from continuing operations .................    $     .20      $     .61       $    1.04
   Gain on disposal of discontinued business .........           --             --             .04
                                                          ---------      ---------       ---------
      Net income per share ...........................    $     .20      $     .61       $    1.08
                                                          =========      =========       =========
Diluted earnings per common share:
   Income from continuing operations .................    $     .20      $     .61       $    1.01
   Gain on disposal of discontinued business .........           --             --             .04
                                                          ---------      ---------       ---------
      Net income per share ...........................    $     .20      $     .61       $    1.05
                                                          =========      =========       =========

See accompanying notes to consolidated financial statements.

                       HUNT CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                    December 3, 2000 and November 28, 1999
               (In thousands except share and per share amounts)

                                                                                             2000           1999
                                                                                        -------------  -------------
                                       ASSETS
Current assets:
   Cash and cash equivalents .........................................................    $  23,878      $  36,897
   Accounts receivable, less allowance for doubtful
    accounts: 2000 - $873; 1999 - $967 ...............................................       35,058         33,445
   Inventories .......................................................................       21,823         20,676
   Deferred income taxes .............................................................        4,966          5,406
   Prepaid expenses and other current assets .........................................        2,590            850
                                                                                          ---------      ---------
      Total current assets ...........................................................       88,315         97,274
Property, plant and equipment, net ...................................................       41,216         45,121
Excess of acquisition cost over net assets acquired, net .............................       22,117         25,013
Intangible assets, net ...............................................................        2,416          2,814
Other assets .........................................................................        9,468          9,407
                                                                                          ---------      ---------
      TOTAL ASSETS ...................................................................    $ 163,532      $ 179,629
                                                                                          =========      =========
                                     LIABILITIES
Current liabilities:
   Current portion of debt ...........................................................    $      --      $      23
   Accounts payable ..................................................................        7,876         10,762
   Accrued expenses:
    Salaries, wages and commissions ..................................................        2,460          3,584
    Income taxes .....................................................................        1,297          1,481
    Insurance ........................................................................        1,843          1,565
    Compensated absences .............................................................        2,871          2,649
    Restructuring ....................................................................          862          4,777
    Other ............................................................................       14,698         11,010
                                                                                          ---------      ---------
      Total current liabilities ......................................................       31,907         35,851
Long-term debt, less current portion .................................................       54,682         56,647
Deferred income taxes ................................................................        2,434          1,906
Other non-current liabilities ........................................................       12,539         14,710
Commitments and contingencies (see Note 14)

                                 STOCKHOLDERS' EQUITY
Capital Stock:
   Preferred, $.10 par value, authorized 1,000,000 shares (including 50,000 shares
    of Series A Junior Participating Preferred); none issued .........................           --             --
   Common, $.10 par value, authorized 40,000,000 shares;
    issued: 2000 and 1999 -16,152,322 shares .........................................        1,615          1,615
Capital in excess of par value .......................................................        7,412          6,434
Accumulated other comprehensive loss .................................................       (6,840)        (2,459)
Retained earnings ....................................................................      158,044        160,267
   Less cost of treasury stock: 2000 - 6,324,933 shares; 1999 - 5,987,383 shares .....      (98,261)       (95,342)
                                                                                          ---------      ---------
      Total stockholders' equity .....................................................       61,970         70,515
                                                                                          ---------      ---------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..................................    $ 163,532      $ 179,629
                                                                                          =========      =========

See accompanying notes to consolidated financial statements.

                       HUNT CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   for the fiscal years 2000, 1999 and 1998
               (In thousands except share and per share amounts)

                                                                                               Accumulated
                                                          Common Stock          Capital in        Other
                                                    -------------------------    Excess of    Comprehensive      Retained
                                                      Issued       Treasury      Par Value         Loss          Earnings
                                                    ----------  -------------  ------------  ---------------  -------------
Balances, November 30, 1997
 (issued 16,152,322 shares;
 treasury 4,985,224 shares) ......................   $ 1,615     $  (84,756)      $ 6,434       $     275       $ 151,093
Net income .......................................                                                                 12,107
Cash dividends on common stock
 ($.41 per share) ................................                                                                 (4,604)
Translation adjustments
 (net of tax expense of $90) .....................                                                    171
Minimum pension adjustment
 (net of tax benefit of $810) ....................                                                 (1,545)
Purchase of treasury shares (371,800 shares) .....                   (5,729)
Exercise of stock options
 (treasury 179,433 shares, net of shares
 received as payment upon exercise) ..............                    2,864                                          (357)
Issuance of stock grants
 (treasury 15,509 shares) ........................                      235                                            77
                                                     -------     ----------       -------       ---------       ---------
Balances, November 29, 1998
 (issued 16,152,322 shares;
 treasury 5,162,082 shares) ......................     1,615        (87,386)        6,434          (1,099)        158,316
Net income .......................................                                                                  6,427
Cash dividends on common stock
 ($.41 per share) ................................                                                                 (4,317)
Translation adjustments
 (net of tax benefit of $1,005) ..................                                                 (2,437)
Minimum pension adjustment
 (net of tax expense of $475) ....................                                                  1,077
Purchase of treasury shares
 (838,500 shares) ................................                   (8,171)
Issuance of stock grants
 (treasury 13,199 shares) ........................                      215                                          (159)
                                                     -------     ----------       -------       ---------       ---------
Balances, November 28, 1999
 (issued 16,152,322 shares;
 treasury 5,987,383 shares) ......................     1,615        (95,342)        6,434          (2,459)        160,267
Net income .......................................                                                                  1,969
Cash dividends on common stock
 ($.41 per share) ................................                                                                 (4,067)
Translation adjustments
 (net of tax benefit of $2,338) ..................                                                 (4,518)
Minimum pension adjustment
 (net of tax expense of $71) .....................                                                    137
Tax benefit of stock option transactions .........                                    978
Purchase of treasury shares (352,600 shares) .....                   (3,165)
Issuance of stock grants
 (treasury 15,050 shares) ........................                      246                                          (125)
                                                     -------     ----------       -------       ---------       ---------
Balances, December 3, 2000
 (issued 16,152,322 shares;
 treasury 6,324,933 shares) ......................   $ 1,615     $  (98,261)      $ 7,412       $  (6,840)      $ 158,044
                                                     =======     ==========       =======       =========       =========

See accompanying notes to consolidated financial statements.

                       HUNT CORPORATION AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                   for the fiscal years 2000, 1999 and 1998
                                (In thousands)

                                                                               2000          1999          1998
                                                                          -------------   ----------   -----------
Net income ............................................................     $   1,969      $  6,427     $ 12,107
                                                                            ---------      --------     --------
Comprehensive income (loss): ..........................................
 Foreign currency translation adustments,
   net of income tax expense (benefit) of ($2,338),
   ($1,005) and $90 in 2000, 1999 and 1998, respectively ..............        (4,518)       (2,437)         171
 Minimum pension liability adustments,
   net of income tax expense (benefit) of
   $71, $475 and ($810) in 2000, 1999 and 1998, respectively ..........           137         1,077       (1,545)
                                                                            ---------      --------     --------
 Other comprehensive loss .............................................        (4,381)       (1,360)      (1,374)
                                                                            ---------      --------     --------
 Comprehensive income (loss) ..........................................     $  (2,412)     $  5,067     $ 10,733
                                                                            =========      ========     ========

See accompanying notes to consolidated financial statements.

                       HUNT CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   for the fiscal years 2000, 1999 and 1998
                                (in thousands)

                                                                              2000            1999           1998
                                                                         --------------   ------------   -----------
Cash flows from operating activities:
Net income ...........................................................     $  1,969        $   6,427      $  12,107
Adjustments to reconcile net income to net cash provided
 by (used for) operating activities:
   Depreciation and amortization .....................................        8,604            8,540          8,267
   Provision for inventory obsolescence ..............................        1,007              828          1,526
   Provision (credit) for doubtful accounts ..........................          (52)             161             77
   Deferred income taxes .............................................          948              312          1,991
   Loss on disposal of property, plant and equipment .................          247              120            251
   Gain on sale of businesses ........................................         (133)            (554)        (1,394)
   Provision (payments/credits) for special charges ..................       (4,675)           3,495         (8,102)
   Provision for patent infringement litigation ......................        3,815               --             --
   Issuance of stock under management incentive bonus
    and stock grant plans ............................................          118               56            312
   Changes in operating assets and liabilities,
    net of acquisition of businesses:
      Accounts receivable ............................................       (2,256)          (2,962)         2,432
      Inventories ....................................................       (3,083)             (90)        (1,396)
      Prepaid expenses and other current assets ......................       (1,888)             525            634
      Accounts payable ...............................................       (2,436)          (1,607)         1,359
      Accrued expenses ...............................................         (822)             297         (5,322)
      Other non-current assets and liabilities .......................          641             (679)       (16,338)
                                                                           --------        ---------      ---------
       Net cash provided by (used for) operating activities ..........        2,004           14,869         (3,596)
                                                                           --------        ---------      ---------
Cash flows from investing activities:
   Additions to property, plant and equipment ........................       (6,439)          (4,879)       (13,853)
   Acquisition of businesses .........................................         (417)          (1,435)            --
   Other, net ........................................................           63              339             32
                                                                           --------        ---------      ---------
       Net cash used for investing activities ........................       (6,793)          (5,975)       (13,821)
                                                                           --------        ---------      ---------
Cash flows from financing activities:
   Proceeds from issuance of long-term debt ..........................       13,229           16,132          7,272
   Reduction of long-term debt, including current maturities .........      (14,642)         (17,301)        (5,500)
   Book overdrafts ...................................................          498            1,128         (1,281)
   Purchases of treasury stock .......................................       (3,163)          (8,171)        (5,729)
   Proceeds from exercise of stock options ...........................           --               --          2,507
   Dividends paid ....................................................       (4,066)          (4,317)        (4,604)
   Other, net ........................................................           (2)             (29)            --
                                                                           --------        ---------      ---------
       Net cash used for financing activities ........................       (8,146)         (12,558)        (7,335)
                                                                           --------        ---------      ---------
Effect of exchange rate changes on cash and cash equivalents .........          (84)            (163)            27
                                                                           --------        ---------      ---------
Net decrease in cash and cash equivalents ............................      (13,019)          (3,827)       (24,725)
Cash and cash equivalents, beginning of year .........................       36,897           40,724         65,449
                                                                           --------        ---------      ---------
Cash and cash equivalents, end of year ...............................     $ 23,878        $  36,897      $  40,724
                                                                           ========        =========      =========

See accompanying notes to consolidated financial statements.

                       HUNT CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands except share and per share amounts)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation:

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. Significant intercompany accounts and transactions have been eliminated. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company's fiscal year ends on the Sunday nearest the end of November. Fiscal year 2000 ended December 3, 2000; fiscal year 1999 ended November 28, 1999; and fiscal year 1998 ended November 29, 1998. Fiscal year 2000 comprised 53 weeks and fiscal years 1999 and 1998 comprised 52 weeks, respectively.

Cash and Cash Equivalents:

The Company considers all highly liquid temporary cash investments purchased with a maturity of three months or less to be cash equivalents. The Company's cash management program utilizes zero balance accounts. Accordingly, all book overdraft balances have been reclassified to other accrued expenses in the accompanying Consolidated Balance Sheets and amounted to $4.1 million at December 3, 2000 and $3.6 million at November 29, 1999.

Revenue Recognition:

Revenue is recognized when products are shipped and title has passed to the customer. Provisions for estimated product returns and warranty costs are accrued in the period of revenue recognition.

Inventories:

Inventories are valued at the lower of cost or market. Cost is determined by the last-in, first-out ("LIFO") method for 39% and 52% of the inventories in fiscal 2000 and 1999, respectively. Cost of the remaining inventories is determined using the first-in, first-out ("FIFO") method. The Company uses the FIFO method of inventory valuation for certain businesses because the related products and operations are separate and distinct from the Company's other businesses.

Property, Plant and Equipment:

Expenditures for additions and improvements to property, plant and equipment are capitalized, and normal repairs and maintenance are charged to expense as incurred. The related cost and accumulated depreciation of depreciable assets disposed of are eliminated from the accounts, and any profit or loss is reflected in restructuring and other in the Consolidated Statements of Income. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying value of the asset.

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

Income Taxes:

Income tax expense is based on pre-tax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts. The Company provides a valuation allowance for deferred taxes for which it does not consider realization of such assets to be more likely than not.

Derivatives:

Derivative financial instruments are used to hedge risk caused by fluctuating currency. The Company periodically enters into forward exchange contracts to hedge foreign currency transactions for periods generally consistent with its committed exposure. These transactions were not material in any of the years presented in the consolidated financial statements. As of December 3, 2000 and November 28, 1999, there were no forward exchange contracts outstanding. Cash flows from hedges are classified in the Consolidated Statements of Cash Flows in the same category as the item being hedged. The Company does not hold or issue financial instruments for trading purposes.

Earnings Per Share:

Basic earnings per share is computed by dividing net earnings by the weighted average of common shares outstanding during the year. Diluted earnings per share reflects the potential dilution of securities that could share in earnings, including stock options. All earnings per share amounts are presented on an after-tax, diluted basis unless otherwise noted. A reconciliation of weighted average common shares outstanding to weighted average of common shares outstanding assuming dilution is shown below:

                                                                   2000      1999        1998
                                                                 -------   --------   ---------
     Average common shares outstanding -- basic ..............    9,905     10,488     11,220
     Add: common equivalent shares representing shares
       issuable upon exercise of stock options
       and stock grants ......................................        3          5        336
                                                                  -----     ------     ------
     Average common shares and dilutive securities outstanding    9,908     10,493     11,556
                                                                  =====     ======     ======

                       HUNT CORPORATION AND SUBSIDIARIES

               (In thousands except share and per share amounts)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Comprehensive Income:

The Company applies Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which requires disclosure of comprehensive income, which includes, in addition to net income, other comprehensive income consisting of unrealized gains and losses which bypass the traditional income statement and are recorded directly into a separate section of shareholders' equity on the balance sheet. The components of other comprehensive income for the Company consist of unrealized gains and losses relating to the translation of foreign currency financial statements and additional minimum pension liability adjustments.

Employee Benefit Plans:

The Company and its subsidiaries have non-contributory, defined benefit pension plans covering the majority of their employees. It is the Company's policy to fund pension contributions in accordance with the requirements of the Employee Retirement Income Security Act of 1974. The benefit formula used to determine pension costs is the final-average-pay method.

The Company applies SFAS No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits," which does not change the measurement or recognition of those plans; but does require the company to disclose additional information on changes in the benefit obligations and fair values of plan assets, and eliminates certain disclosures that are no longer useful.

Stock-Based Compensation Plans:

The Company applies Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock-based compensation. SFAS No. 123, "Accounting for Stock-Based Compensation," provides the option either to continue the Company's current method of accounting for stock-based compensation or to adopt the fair value method of accounting. The Company elected to continue accounting for stock-based compensation under APB No. 25.

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

Segment Information:

The Company applies SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" and uses the management approach to report segment results and operations. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. The Company also discloses information about products and services, geographic areas, and major customers.

                       HUNT CORPORATION AND SUBSIDIARIES

               (In thousands except share and per share amounts)

2. NEW ACCOUNTING STANDARDS:

In March 2000, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," an Interpretation of APB Opinion No. 25. This Interpretation was intended to clarify certain problems that have arisen in practice since the issuance of APB Opinion No. 25 in October 1972. It specifically answers certain questions and provides guidance on the implementation of APB Opinion No. 25. The adoption of this interpretation did not have any impact on the Company's financial position or results of operations.

In November 2000, the Emerging Issues Task Force ("EITF") reached a final consensus on Issue No. 00-14, "Accounting for Coupons, Rebates and Discounts" that addresses the recognition, measurement, and income statement classification for sales incentives offered voluntarily by a vendor without charge to customers that can be used in, or that are exercisable by a customer as a result of, a single exchange transaction. This Issue is applicable no later than in annual financial statements for fiscal years beginning after December 15, 1999, or financial statements for the first quarter beginning after March 15, 2001, whichever is later. The Company believes that adoption of this Issue will not have a material impact on the Company's results of operations, financial position, or cash flows.

In June 2000, the FASB approved issuance of SFAS No. 138, which amended SFAS No. 133, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS No. 138 provides additional guidance related to accounting for derivative instruments and hedging activities. This statement is applicable for fiscal years beginning after June 15, 2000. The Company believes that adoption of this statement will not have a material impact on the Company's results of operations, financial position, or cash flows.

In September 2000, the EITF reached a final consensus on Issue No. 00-10, "Accounting for Shipping and Handling Revenues and Costs," which requires amounts charged to customers for shipping and handling to be classified as revenue. In addition, the Issue established that the classification of shipping and handling costs is an accounting policy decision that should be disclosed pursuant to APB Opinion No. 22, "Disclosure of Accounting Policies." If shipping and handling costs are significant and are not included in cost of sales, a company should disclose both the amount of such costs and which line item on the income statement includes that amount. This Issue is applicable no later than the fourth quarter of fiscal years beginning after December 15, 1999. Since the Issue only relates to financial statement classification, its adoption will not affect the Company's financial position or results of operations.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." This SAB summarizes certain of the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. Accordingly, guidance is provided with respect to the recognition, presentation, and disclosure of revenue in the financial statements. Adoption of SAB No. 101, as amended by SAB No. 101A, "Amendment: Revenue Recognition in Financial Statements" and SAB No. 101B, "Second Amendment: Revenue Recognition in Financial Statements," must be no later than the fourth quarter of fiscal years beginning after December 15, 1999. The Company is currently assessing the impact of these SABs but believes that they will not materially affect the Company's financial position or results of operations.

                       HUNT CORPORATION AND SUBSIDIARIES

               (In thousands except share and per share amounts)

3. RESTRUCTURING AND OTHER:

Restructuring and other for fiscal years 2000, 1999 and 1998 consist of the following:

                                                                       2000        1999         1998
                                                                    ---------   ---------   ------------
     Patent infringement litigation costs .......................    $3,815          --             --
     Restructuring ..............................................      (559)     $5,619       $ (1,534)
     Net gain on divestitures ...................................      (133)       (554)          (650)
     Loss on disposals, of property, plant & equipment ..........       247         120            251
                                                                     ------      ------       --------
                                                                     $3,370      $5,185       $ (1,933)
                                                                     ======      ======       ========

During fiscal 2000, the Company recorded a charge and related liability of $3.8 million pre-tax (including interest and other costs), or $.25 per share, in connection with a patent infringement suit involving one of its minor products. (See Note 4).

During the fourth quarter of fiscal 1999, a comprehensive reorganization and restructuring plan (the "1999 restructuring plan") was approved by the Company's Board of Directors and resulted in recognition of restructuring charges totaling $6.2 million pre-tax ($.39 per share) which are included in restructuring and other in the accompanying Consolidated Statements of Income. The major components of this plan included creating manufacturing centers of excellence, outsourcing the Company's European distribution activities, consolidating its U.
S. distribution activities, and focusing its product offering and marketing efforts. The restructuring charges included employee severance costs ($2.6 million), recognition of future lease obligations ($1.8 million), fixed asset writedowns ($1.6 million), and other related costs. In addition to such restructuring charges, the Company expects to spend approximately $5.9 million for implementation costs of this plan (to be recorded as period costs as incurred), of which $5.5 million pre-tax ($.37 per share) was recorded in fiscal 2000. The implementation costs in fiscal 2000 included manufacturing and operating costs ($1.8 million); employee retention bonuses, severance, outplacement, relocation and training costs ($1.8 million); project consulting ($.6 million); plant rearrangement and moving costs ($.7 million); and other costs and are included in the following categories in the accompanying Consolidated Statements of Income: cost of sales ($3.1 million) and selling, general and administrative expenses ($2.4 million).

During fiscal 2000, the Company reduced by $.5 million pre-tax ($.03 per share) some of its reserves established in connection with the company's implementation of its 1999 restructuring plan. These reserve reductions related primarily to a decision not to vacate a certain facility ($.2 million), final resolution of lease obligations for a vacant facility ($.1 million), lower than anticipated severance costs ($.1 million) and lower than expected losses on asset disposals ($.1 million).

The following tables set forth the details and the cumulative activity in the various accruals associated with the above 1999 restructuring plan in the Consolidated Balance Sheets from November 30, 1998 to December 3, 2000:

                             Balance at                                                        Balance at
                            November 30,     Current                   Cash       Non-Cash    November 28,
                                1998        Provision    Credits    Reductions    Activity        1999
                           --------------  -----------  ---------  ------------  ----------  -------------
     Lease obligations ..         --          $1,772        --        $  (6)          --         $1,766
     Severance ..........         --           2,593        --          (54)          --          2,539
     Fixed assets .......         --           1,584        --           (3)          --          1,581
     Other ..............         --             257        --          (80)          --            177
                                ----          ------      ----        -----         ----         ------
     Total ..............         --          $6,206        --        $(143)          --         $6,063
                                ====          ======      ====        =====         ====         ======

                       HUNT CORPORATION AND SUBSIDIARIES

               (In thousands except share and per share amounts)

3. RESTRUCTURING AND OTHER (Continued):

                                     Balance at                                                                 Balance at
                                    November 29,      Current                       Cash          Non-Cash      December 3,
                                        1999         Provision      Credits      Reductions       Activity         2000
                                   --------------   -----------   -----------   ------------   -------------   ------------
     Lease obligations .........       $1,766           --          $(117)       $(1,577)             --         $   72
     Severance .................        2,539           --           (119)        (1,630)             --            790
     Fixed assets ..............        1,581           --           (124)           (35)        $(1,225)           197
     Other .....................          177           --           (116)           (61)             --             --
                                       ------         ----          -----        -------         -------         ------
     Total .....................       $6,063           --          $(476)       $(3,303)        $(1,225)        $1,059
                                       ======         ====          =====        =======         =======         ======

During fiscal 1997, the Company initiated a new strategy for growth and restructuring (the "1997 strategic plan") designed to restore higher levels of sales growth and profitability and to reduce its cost structure. The key initiatives of the 1997 strategic plan were focused on significant reduction of the Company's stock keeping units, rationalization of manufacturing and warehouse facilities, and a major restructuring of its administrative and marketing and selling functions. During fiscal 2000, the Company completed the implementation of its 1997 strategic plan.

During fiscal 2000, the Company reduced by $.1 million pre-tax ($.01 per share) some of its reserves established in connection with the Company's implementation of its 1997 strategic plan. The reserve reduction related primarily to lower than expected losses on asset disposals.

During fiscal 1999, the Company reduced by $.6 million pre-tax ($.04 per share) some of its 1997 strategic plan restructuring reserves. The reserve reduction related primarily to a final resolution of lease obligations for a vacated facility and to lower than expected severance costs.

During fiscal 1998, the Company, on a net basis, reduced some of its restructuring reserves by $2.9 million pre-tax ($.16 per share), a portion of which is included in cost of sales ($1.4 million). This reserve reduction related primarily to lower than expected severance costs ($1.1 million), inventory returns ($1.4 million), decisions not to vacate certain leased facilities ($.6 million), and other related costs ($1.0 million) in connection with the Company's implementation of its 1997 strategic plan, partially offset by additional restructuring charges in connection with the consolidation of the graphics and substrates business units in the fourth quarter of fiscal 1998 relating principally to employee severance costs ($1.2 million).

The following tables set forth the details and the cumulative activity in the various accruals and reserves associated with the above 1997 strategic plan in the Consolidated Balance Sheets from November 30, 1998 to December 3, 2000:

                                     Balance at                                                               Balance at
                                    November 30,      Current                     Cash         Non-Cash      November 28,
                                        1998         Provision     Credits     Reductions      Activity          1999
                                   --------------   -----------   ---------   ------------   ------------   -------------
     Inventory .................       $  400            --            --       $   (370)       $ (30)             --
     Lease obligations .........        1,873            --        $ (467)          (847)          (5)           $554
     Severance .................          722            --          (103)          (573)          --              46
     Fixed assets ..............          235            --           (17)            --         (218)             --
     Other .....................          487            --            --           (191)          --             296
                                       ------          ----        ------       --------        -----            ----
     Total .....................       $3,717            --        $ (587)      $ (1,981)       $(253)           $896
                                       ======          ====        ======       ========        =====            ====

                       HUNT CORPORATION AND SUBSIDIARIES

               (In thousands except share and per share amounts)

3. RESTRUCTURING AND OTHER (Continued):

                                     Balance at                                                            Balance at
                                    November 29,      Current                     Cash        Non-Cash     December 3,
                                        1999         Provision     Credits     Reductions     Activity        2000
                                   --------------   -----------   ---------   ------------   ----------   ------------
     Lease obligations .........        $554             --            --        $ (554)          --            --
     Severance .................          46             --            --           (46)          --            --
     Other .....................         296             --         $ (83)         (213)          --            --
                                        ----           ----         -----        ------         ----          ----
     Total .....................        $896             --         $ (83)       $ (813)          --            --
                                        ====           ====         =====        ======         ====          ====

During fiscal 2000, 1999, and 1998, the Company reduced by $.1 million pre-tax ($.01 per share), $.5 million pre-tax ($.03 per share) and $.7 million ($.04 per share), respectively, some of its reserves established with respect to its 1997 business divestitures. These reductions were principally related to lower than expected inventory returns and environmental reserves.

4. PATENT INFRINGEMENT LITIGATION:

Several years ago, the Company was sued for patent infringement with respect to one of its minor products. After a jury trial in 1998, the U.S. District Court for the Western District of Wisconsin entered judgment against the Company in this matter and awarded damages to the plaintiffs in the amount of $3.3 million, plus interest and costs. The verdict was appealed, and contrary to the expectations of the Company and its patent counsel, a three-judge panel of the U.S. Court of Appeals affirmed the judgment in July 2000. Subsequently, a request, filed with the Court of Appeals by the Company to have the case reconsidered by all twelve judges of the Court of Appeals, was denied in October 2000. As a result, the Company recorded a liability of $3.8 million pre-tax (including interest and other costs), or $.25 per share, relating to this matter in fiscal 2000 which amount is included in the accompanying Consolidated Statements of Income under restructuring and other and in the accompanying Consolidated Balance Sheets under other current liabilities. However, the Company and its patent counsel continue to believe that the verdict against the Company was incorrect and are seeking a review of the decision by the Supreme Court of the United States and are considering other possible courses to challenge the verdict.

5. BUSINESS ACQUISITION:

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

Pro forma information is not presented, as this acquisition had no material effect on the Company's results of operations or financial condition for any of the years presented. The results of operations of this business are included in the Company's consolidated financial statements from the date of acquisition.

6. INVENTORIES:

The classification of inventories at the end of fiscal years 2000 and 1999 is as follows:

                                      2000         1999
                                   ----------   ----------
     Finished goods ............    $10,593      $10,373
     Work in progress ..........      2,784        3,337
     Raw materials .............      8,446        6,966
                                    -------      -------
                                    $21,823      $20,676
                                    =======      =======

                       HUNT CORPORATION AND SUBSIDIARIES

               (In thousands except share and per share amounts)

6. INVENTORIES (Continued):

Inventories determined under the LIFO method were $10,773 and $14,062 at December 3, 2000 and November 28, 1999, respectively. The current replacement cost for these inventories exceeded the LIFO cost by $4,234 and $4,119 at December 3, 2000 and November 28, 1999, respectively.

Inventory quantities were reduced in fiscal years 2000, 1999 and 1998, resulting in a liquidation of LIFO inventories carried at lower costs prevailing in prior years. The effect of these reductions was to increase net income by $237 ($.02 per share), $236 ($.02 per share) and $110 ($.01 per share), in fiscal years 2000, 1999 and 1998, respectively.

7. PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment, net, at the end of fiscal years 2000 and 1999 is as follows:

                                                                    2000        1999
                                                                 ---------   ---------
     Land and land improvements ..............................    $ 2,275     $ 2,512
     Buildings ...............................................     14,795      16,509
     Machinery and equipment .................................     67,284      65,707
     Leasehold improvements ..................................        803       1,271
     Construction in progress ................................      2,066       2,903
                                                                  -------     -------
                                                                   87,223      88,902
     Less accumulated depreciation and amortization ..........     46,007      43,781
                                                                  -------     -------
                                                                  $41,216     $45,121
                                                                  =======     =======

Depreciation expense was $6,982, $7,053 and $6,769 for fiscal years 2000, 1999 and 1998, respectively.

8. EXCESS OF ACQUISITION COST OVER NET ASSETS ACQUIRED AND INTANGIBLE ASSETS,
   NET:

Excess of acquisition cost over net assets acquired at the end of fiscal years 2000 and 1999 is as follows:

                                                                         2000         1999
                                                                      ----------   ----------
     Excess of acquisition cost over net assets acquired ..........    $29,642      $31,500
     Less accumulated amortization ................................      7,525        6,487
                                                                       -------      -------
                                                                       $22,117      $25,013
                                                                       =======      =======

Intangible assets, net, at the end of fiscal years 2000 and 1999 are as follows:


                                                   2000        1999
                                                ---------   ---------
     Covenants not to compete ...............    $2,728      $2,728
     Patents ................................     1,530       1,530
     Trademarks .............................     1,159       1,197
     Licensing agreements ...................       492         492
     Other ..................................     2,295       2,628
                                                 ------      ------
                                                  8,204       8,575
     Less accumulated amortization ..........     5,788       5,761
                                                 ------      ------
                                                 $2,416      $2,814
                                                 ======      ======

                       HUNT CORPORATION AND SUBSIDIARIES

               (In thousands except share and per share amounts)

9. DEBT:

Debt at the end of fiscal years 2000 and 1999 was as follows:

                                                       2000         1999
                                                    ----------   ----------
     Senior notes (a) ...........................    $50,000      $50,000
     Revolving credit facility (b) ..............      2,676        4,262
     Capitalized lease obligations (c) ..........      2,006        2,011
     Mortgage (d) ...............................         --          397
                                                     -------      -------
                                                      54,682       56,670
     Less current portion .......................         --           23
                                                     -------      -------
     Long-term portion ..........................    $54,682      $56,647
                                                     =======      =======

     (a) The senior notes are payable in ten annual payments of $5 million beginning August 1, 2002 and bear interest at a rate of 7.86%.

     (b) During the fourth quarter of fiscal 2000, the Company amended its $75 million revolving credit agreement, reducing the amount of the facility to $50 million and extending the expiration date to September 12, 2003. The interest rates under this facility (between 3.05% and 6.71% dependent on the currency borrowed during fiscal 2000) are, at the option of the Company, one of the following: a base rate (defined as the higher of (i) the applicable prime rate of the bank and (ii) the federal funds rate plus 50 basis points); LIBOR plus a margin of between 55.0 and 95.0 basis points, the margin in each case to be adjusted quarterly based on the Company's leverage ratio (as defined in the credit facility); a competitive bid rate based on a competitive bid made by a competitive bid lender; or a quoted rate offered by a swingline lender. The weighted average interest rate was 5.76% and 4.99% at December 3, 2000 and November 28, 1999, respectively.

     (c) The capitalized lease obligations are collateralized by the property, plant and equipment described in Note 14.

     (d) The mortgage loan was refinanced with revolving credit facility loans in fiscal 2000.

The senior notes and credit facility contain certain representations, warranties, covenants and conditions, including, but not limited to, requirements that the Company comply with certain financial covenants, including interest coverage, fixed charge coverage and leverage ratios, and maintenance of certain levels of net worth, and also contain limitations on liens, indebtedness, investments, changes in lines of business, acquisitions, transactions with affiliates and modifications of certain documents. The Company was in compliance with its debt covenants at December 3, 2000 and November 28, 1999.

The costs associated with the senior notes and revolving credit facility referred to above are amortized over the life of each of the respective instruments and charged to interest expense. The charge to interest expense with respect to this amortization was $166 and $140 in fiscal years 2000 and 1999, respectively.

The Company has lines of credit agreements at its foreign operations that provide for unsecured borrowings up to 1.5 million British pounds sterling (approximately $2.1 million) and 2.5 million Dutch guilders (approximately $1.0 million). There were no borrowings under these lines of credit at December 3, 2000.

Aggregate annual maturities for all long-term debt, including the capitalized leases, for each of the four fiscal years subsequent to December 2, 2001 are as follows:


                     2002      $5,002     2004      $7,000
                     2003      $7,676     2005      $5,000

                       HUNT CORPORATION AND SUBSIDIARIES

               (In thousands except share and per share amounts)

10. INCOME TAXES:

Income from continuing operations before provision for income taxes consists of the following:

                             2000        1999        1998
                           --------   ---------    -------
     Domestic ..........    $  864     $6,487      $16,832
     Foreign ...........     2,124      2,596          880
                            ------     ------      -------
                            $2,988     $9,083      $17,712
                            ======     ======      =======

The provision for income taxes from continuing operations consists of the following:

                             2000         1999       1998
                          ----------   ---------   --------
  Currently payable:
  Federal .............     $ (769)     $1,686      $4,911
  State ...............        131         208         247
  Foreign .............        724         830          44
                            ------      ------      ------
                                86       2,724       5,202
  Deferred ............        933         (68)        887
                            ------      ------      ------
                            $1,019      $2,656      $6,089
                            ======      ======      ======

The following is a reconciliation of the statutory federal income tax rate with the Company's effective income tax rate from continuing operations:

                                                                      2000         1999         1998
                                                                   ----------   ----------   ----------
     Statutory federal rate ....................................      35.0%        35.0%       35.0%
     State income taxes, net of federal tax benefit ............       2.9           .7          .9
     Amortization of assets not deductible .....................      13.3          4.4         2.3
     Effect of life insurance policies .........................      12.5          (.3)        (.1)
     Tax benefit of foreign sales corporation ..................      (4.5)        (1.4)        (.6)
     Effect of foreign income tax rates ........................      (4.3)          .4          .2
     Resolution of certain prior years' tax exposures ..........     (20.9)       (11.7)       (4.2)
     Other, net ................................................        .1          2.1          .9
                                                                     ------       ------       -----
     Effective tax rate from continuing operations .............      34.1%        29.2%       34.4%
                                                                     ======       ======       =====

The significant components of deferred tax assets and liabilities at December 3, 2000 and November 28, 1999 consist of:

                                                                        2000                        1999
                                                             --------------------------   -------------------------
                                                               Assets      Liabilities      Assets      Liabilities
                                                             ----------   -------------   ----------   ------------
     Inventories .........................................     $  808             --        $  880            --
     Accrued expenses ....................................      3,500         $  225         4,101        $  221
     Allowance for doubtful accounts .....................        241            224           186           336
     Net operating loss carryforwards -- foreign .........        715             --           851            --
     Pensions ............................................      3,399             --         3,666            --
     Minimum pension liability adjustment ................        171             --           207            --
     Net operating loss carryforwards -- states ..........         39             --            60            --
     Depreciation and amortization .......................         --          5,853            --         5,741
                                                               ------         ------        ------        ------
                                                                8,873          6,302         9,951         6,298
     Valuation allowance .................................        (39)            --          (153)           --
                                                               ------         ------        ------        ------
                                                               $8,834         $6,302        $9,798        $6,298
                                                               ======         ======        ======        ======

                       HUNT CORPORATION AND SUBSIDIARIES

               (In thousands except share and per share amounts)

10. INCOME TAXES (Continued):

Included in the above table for December 3, 2000 and November 28, 1999 are deferred tax assets of $397 and $397, respectively, relating to retained contingencies for the discontinued operation.

As of December 3, 2000, the Company had foreign net operating loss carryforwards of approximately $2,376 that may be carried forward indefinitely.


The valuation allowance of approximately $39 relates to net operating losses for which realization is not more likely than not as of December 3, 2000. The net change in the total valuation allowance for the year ended December 3, 2000 was a decrease of approximately $114 principally due to the realization of tax loss carryforwards of foreign subsidiaries.

11. EMPLOYEE BENEFIT PLANS:

Pension Plans:

The Company applies SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits", which standardizes the disclosure requirements of pensions and other postretirement benefits.

The components of net pension costs for fiscal years 2000, 1999, and 1998 consist of the following:

                                                     2000          1999         1998
                                                 -----------   -----------   ----------
     Service cost ............................    $  2,021      $  2,612      $  2,251
     Interest cost ...........................       3,843         3,744         3,408
     Expected return on plan assets ..........      (4,680)       (4,101)          708
     Net amortization & deferral .............        (430)          238        (5,314)
     Net curtailment gain ....................         (33)           --            --
                                                  --------      --------      --------
     Net periodic benefit cost ...............    $    721      $  2,493      $  1,053
                                                  ========      ========      ========

During fiscal 2000, the Company realized a net curtailment gain of $33 resulting from a U.S. plant closing that occurred as part of its 1999 restructuring plan.

                       HUNT CORPORATION AND SUBSIDIARIES

               (In thousands except share and per share amounts)

11. EMPLOYEE BENEFIT PLANS (Continued):

The reconciliations of the beginning and ending balances of benefit obligations and fair value of plan assets and the funded status of the plans at September 30, 2000 and 1999 (dates of actuarial valuations) are as follows:

                                                                      2000          1999
                                                                  -----------   -----------
     Change in benefit obligation:
       Benefit obligation at beginning of year ................    $  52,461     $ 56,528
       Service cost ...........................................        2,021        2,612
       Interest cost ..........................................        3,843        3,744
       Participants' contributions ............................          127          135
       Actuarial gain .........................................       (3,771)      (8,395)
       Benefits paid ..........................................       (1,886)      (2,011)
       Exchange rate changes ..................................         (665)        (152)
       Curtailments ...........................................         (153)          --
       Settlements ............................................         (146)          --
                                                                   ---------     --------
       Benefit obligation at end of year ......................    $  51,831     $ 52,461
                                                                   =========     ========
     Change in plan assets:
       Fair value of plan assets at beginning of year .........    $  53,129     $ 46,538
       Actual return on plan assets ...........................        4,054        7,821
       Employer contributions .................................          705          764
       Participants' contributions ............................          127          135
       Benefits paid ..........................................       (1,885)      (2,011)
       Exchange rate changes ..................................         (597)        (118)
       Settlements ............................................         (146)          --
                                                                   ---------     --------
       Fair value of assets at end of year ....................    $  55,387     $ 53,129
                                                                   =========     ========
     Reconciliation of funded status:
       Funded status ..........................................    $   3,555     $    667
       Unrecognized net actuarial gain ........................      (10,231)      (7,324)
       Unrecognized prior service cost ........................          900        1,120
       Unrecognized transition asset ..........................         (371)        (594)
       Other ..................................................           59           58
                                                                   ---------     --------
       Net amount recognized ..................................    $  (6,088)    $ (6,073)
                                                                   =========     ========

Amounts recognized in the Consolidated Balance Sheets are as follows:

                                                             2000          1999
                                                         -----------   -----------
     Pension benefit cost ............................    $     80      $     17
     Accrued benefit liability .......................      (7,196)       (7,413)
     Intangible assets ...............................         526           648
     Deferred income taxes liability .................         171           207
     Accumulated other comprehensive income ..........         331           468
                                                          --------      --------
     Net amount recognized ...........................    $ (6,088)     $ (6,073)
                                                          ========      ========

                       HUNT CORPORATION AND SUBSIDIARIES

               (In thousands except share and per share amounts)

11. EMPLOYEE BENEFIT PLANS (Continued):

Significant weighted average assumptions as of the dates of actuarial valuations include:

                                                    2000         1999
                                                 ----------   ----------
     Discount rate ...........................      8.00%        7.75%
     Expected return on plan assets ..........      9.00%        9.00%
     Rate of compensation increase ...........      5.00%        5.00%

The projected benefit obligation, accumulated benefit, and fair value of plan assets for the pension plans with accumulated benefits obligations in excess of plan assets were $7,176, $5,787 and $0, respectively, as of December 3, 2000 and $6,998, $5,264, and $0, respectively, as of November 28, 1999.

The Company recognizes a minimum pension liability for underfunded plans. The minimum liability is equal to the excess of the accumulated benefit obligation over plan assets. A corresponding amount is recognized as either an intangible asset, to the extent of previously unrecognized prior service cost and previously unrecognized transition obligation, or a reduction of shareholders' equity.

Supplemental Executive Benefits Plan:

The Company has a nonqualified, Supplemental Executive Benefits Plan that constitutes a significant portion of the underfunded status above and covers all officers. Expenses of $1,068, $1,194, and $1,001, in fiscal years 2000, 1999, and 1998, respectively, relating to this plan were actuarially determined and are included in the pension costs described above. Contributions to the elective salary deferral feature of the plan by the Company were $50, $48 and $51 for fiscal years 2000, 1999, and 1998, respectively.

Employee Savings Plan:

The Company has a defined contribution 401(k) plan available to most of its employees in the United States. For participating employees, the Company matches 25 cents for each dollar contributed up to a maximum of 6% of pre-tax compensation, subject to limitations of the plan and the Internal Revenue Code. Contributions to the 401(k) plan by the Company were $317, $312, and $379 for fiscal years 2000, 1999, and 1998, respectively.

12. STOCK-BASED COMPENSATION PLANS:

The 1993 Stock Option and Stock Grant Plan which replaced the expired 1983 Stock Option and Stock Grant Plan, authorizes the issuance of up to 3,500,000 common shares (of which an additional 1,750,000 common shares were authorized through a plan amendment in fiscal 1997) for the granting of incentive stock options, nonqualified stock options and stock grants to key employees. A maximum of 525,000 common shares under the 1993 plan may be issued in the form of stock grants. The limit of the aggregate number of options and/or stock grants that can be granted to any one individual in any one-year period is 300,000 shares. The option price of options granted under the plan may not be less than the market value of the shares at the date granted. Options may be granted for terms of between two and ten years and generally become exercisable not less than one year following the date of grant. Stock grants under the 1993 plan are subject to a vesting period or periods of between one and five years from the date of grant. Common shares subject to a stock grant are not actually issued to a grantee until such shares have vested under the plan. The plan also provides for the payment of an annual cash bonus to grantees of stock grants in an amount equal to the cash dividends which would have been received had the shares not yet vested under the grant been actually held by the grantees. Stock options and stock grants under the plan are subject to possible acceleration of vesting and earlier termination in certain circumstances.

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

A summary of options under the Company's stock option plans is as follows:

                                                1993 Plan                                1983 Plan
                                 ----------------------------------------  --------------------------------------
                                     2000          1999          1998          2000         1999         1998
                                 ------------  ------------  ------------  ------------  ----------  ------------
     Outstanding, beginning
  of year .....................    1,948,677     1,913,027     2,080,729      161,633      170,933      252,335
     Options granted ..........      486,100       139,200       143,920           --           --           --
     Options exercised (at
  an average price per
  share of $14.88, and
  $14.17, respectively)                   --            --      (120,000)          --           --      (80,102)
     Options expired ..........           --            --            --      (18,200)          --           --
     Options terminated .......     (425,426)     (103,550)     (191,622)     (44,200)      (9,300)      (1,300)
                                   ---------     ---------     ---------      -------      -------      -------
     Outstanding, end of
  year ........................    2,009,351     1,948,677     1,913,027       99,233      161,633      170,933
                                   =========     =========     =========      =======      =======      =======
     Average option price
  per share ...................   $    15.06    $    17.27    $    18.85    $   13.59     $  14.66    $   15.11
     Outstanding exercis-
  able options, end of
  year ........................    1,485,251       792,023       691,785       99,233      161,633      170,933
     Shares reserved for
  future stock options
  and grants ..................      570,601     1,056,701     1,195,901           --           --           --

The following table summarizes information about options outstanding at December 3, 2000:

                            Options Outstanding                                   Options Exercisable
---------------------------------------------------------------------------   ---------------------------
                                                    Weighted
                                                    Average       Weighted                      Weighted
                                     Number        Remaining       Average        Number        Average
Range of                          Outstanding     Contractual     Exercise     Exercisable      Exercise
Exercise Prices                   at 12/03/00         Life          Price      at 12/03/00       Price
------------------------------   -------------   -------------   ----------   -------------   -----------
     $8.41 - $11.63 ..........       626,733       9.2 years       $  9.39         107,633      $ 10.65
     $13.06 - $16.88 .........       596,619       4.3 years       $ 15.57         593,619      $ 15.58
     $18.63 - $24.84 .........       885,232       6.6 years       $ 19.38         883,232      $ 19.38
                                   ---------       ---------       -------       ---------      -------
     $8.41 - $24.84 ..........     2,108,584       6.7 years       $ 15.33       1,584,484      $ 17.36

                       HUNT CORPORATION AND SUBSIDIARIES

               (In thousands except share and per share amounts)

12. STOCK-BASED COMPENSATION PLANS (Continued):

The Company's 1994 Non-Employee Directors' Stock Option Plan authorizes the granting at fair market value of up to an aggregate of 90,000 common shares to non-officer directors of the Company. Options to purchase an aggregate of 45,000 common shares at $16.875 per share were automatically granted in January 1994 in equal amounts to each of the then non-officer directors of the Company. Options granted under this plan extend for a term of ten years (subject to possible earlier termination) and become exercisable at the rate of 20% per year over five years commencing one year after the date of grant (subject to possible acceleration). During fiscal 1999 and 1998, 5,000 common shares were separately granted to two newly elected non-officer directors. As of December 3, 2000, only 3,000 options had been exercised under this plan.

The Company also has a Non-Employee Director Compensation Plan for non-officer directors of the Company. The plan includes a compensation package for the Company's non-officer directors that provides for basic directors' fees to be paid in a combination of cash and the Company's common shares. In addition, the plan provides for annual grants of nonqualified stock options to purchase 2,000 Company common shares at the fair market value of such common shares on the date of the grant. These options vest after two years (subject to possible acceleration) and extend for 10 years (subject to possible earlier termination). During fiscal 2000 and fiscal 1999, 2,000 common shares were issued each year to each of the non-officer directors pursuant to this plan (20,000 shares in fiscal 2000 and 1999, respectively). As of December 3, 2000, no options had been exercised.

Other:

The Company has a long-term incentive compensation agreement with Donald L. Thompson, Chairman of the Board and Chief Executive Officer, entered into at the time he joined the Company in fiscal 1996. On June 28, 2000, the Company amended its agreement with Mr. Thompson to replace Mr. Thompson's stock account consisting of 175,000 phantom shares of common stock of the Company (fully vested) with a deferred cash account with an opening balance equal to the closing value of the stock account on June 28, 2000, determined on the basis of the fair market value of a share of the Company's common stock on such date ($9.6875) multiplied by 175,000. Prior to Mr. Thompson's termination of employment, the amount in his deferred cash account will be decreased by $175,000 for each $1.00 decline in the price of the Company's common stock below the $9.6875 stock value and will be subsequently increased by $175,000 for each $1.00 increase in the price of the Company's common stock up to, but not in excess of, the $9.6875 stock value. Mr. Thompson will, however, continue to be credited with dividend amounts as if he were still credited with 175,000 phantom shares. In addition, on June 28, 2000, the Company granted to Mr. Thompson stock options under the Company's Amended 1993 Stock Option and Stock Grant Plan for 175,000 common shares at an option price of $9.6875 per share, which was the fair market value of such common shares at the date of the grant. The credits to administrative and general expenses with respect to this arrangement were $727, $531 and $802 in fiscal years 2000, 1999, and 1998, respectively.

                       HUNT CORPORATION AND SUBSIDIARIES

               (In thousands except share and per share amounts)

12. STOCK-BASED COMPENSATION PLANS (Continued):

The Company has adopted the disclosure requirements of SFAS No. 123 "Accounting for Stock-Based Compensation," and as permitted under SFAS No. 123, applies APB No. 25 and related interpretations in accounting for its stock option plans, and accordingly does not record compensation costs. If the Company had elected, beginning in fiscal 1997, to recognize compensation cost based on fair value of the options granted at grant date as prescribed by SFAS No. 123, earnings and earnings per share would have approximated the pro forma amounts shown below:

                                                          2000          1999          1998
                                                      -----------   -----------   ------------
     Earnings:
       As reported:
        Income from continuing operations .........     $ 1,969       $ 6,427       $ 11,623
        Net income ................................     $ 1,969       $ 6,427       $ 12,107
       Pro forma:
        Income from continuing operations .........     $ 1,253       $ 5,222       $ 10,461
        Net income ................................     $ 1,253       $ 5,222       $ 10,945
     Basic earnings per share:
       As reported:
        Income from continuing operations .........     $   .20       $   .61       $   1.04
        Net income ................................     $   .20       $   .61       $   1.08
       Pro forma:
        Income from continuing operations .........     $   .13       $   .50       $    .93
        Net income ................................     $   .13       $   .50       $    .98
     Diluted earnings per share:
       As reported:
        Income from continuing operations .........     $   .20       $   .61       $   1.01
        Net income ................................     $   .20       $   .61       $   1.05
       Pro forma:
        Income from continuing operations .........     $   .13       $   .50       $    .91
        Net income ................................     $   .13       $   .50       $    .95

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                              2000         1999         1998
                                           ----------   ----------   ----------
     Expected dividend yield ...........     4.50%        4.21%        2.40%
     Risk-free interest rate ...........     5.87%        5.45%        5.31%
     Expected volatility ...............    33.47%       29.99%       26.10%
     Expected life (in years) ..........     3.6          4.4          4.1

The weighted average estimated fair values of employee stock options granted during fiscal 2000, 1999 and 1998 were $2.08, $2.18 and $5.46 per share, respectively. The pro forma disclosures are not likely to be representative of the effects on earnings and earnings per common share in future years, because they do not take into consideration pro forma compensation expense related to grants made prior to the Company's fiscal year 1997.

                       HUNT CORPORATION AND SUBSIDIARIES

               (In thousands except share and per share amounts)

13. SHAREHOLDERS' RIGHTS PLAN:

The Company's 1990 Rights Agreement and the Rights distributed to the Company's shareholders under that Agreement expired by their terms on December 31, 2000, and the Company's Series A Junior Participating Preferred Stock authorized for possible issuance pursuant to the Rights has ceased to be a series of stock which the Company is authorized to issue.

14. COMMITMENTS AND CONTINGENCIES:

Leases:

The capitalized lease obligations (see Note 9) represent amounts payable under leases that are, in substance, installment purchases. Property, plant and equipment includes the following assets under capital leases:

                                              2000          1999
                                            --------      --------
     Land ..............................    $    152      $    152
     Buildings .........................       1,356         1,356
     Machinery and equipment ...........         466           466
     Accumulated depreciation ..........      (1,816)       (1,812)
                                            --------      --------
                                            $    158      $    162
                                            ========      ========

The Company has the option to purchase the above assets at any time during the terms of the leases for amounts sufficient to redeem and retire the underlying lessor debt obligations. The capitalized lease obligations have various principal payments that mature no later than June 15, 2004.

The minimum rental commitments under all noncancellable leases as of December 3, 2000 are as follows:

                                         Operating
     Fiscal Period                        Leases
     -------------                      ----------
     2001 ...........................    $ 3,527
     2002 ...........................      3,207
     2003 ...........................      2,079
     2004 ...........................      1,836
     2005 ...........................      1,468
     Thereafter .....................      6,652
                                         -------
     Minimum lease payments .........    $18,769
                                         =======

Rent expense, including related real estate taxes charged to operations, amounted to $4,729, $4,573 and $4,818 for fiscal years 2000, 1999 and 1998, respectively.

Contingencies:

The Company has employment/severance (change in control) agreements with its officers under which severance payments and benefits would become payable in the event of specified terminations of employment following a change in control (as defined) of the Company. The Company also has a termination policy applicable to other employees which provides severance payments and benefits in the event of certain terminations of employment. In the event of a change in control of the Company and subsequent termination of all employees, the maximum contingent severance liability would have been approximately $16.9 million at December 3, 2000.

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

environmental condition was reported to the Connecticut Department of Environmental Protection by Bunzl. Seal, which is now a subsidiary of the Company, may be partially responsible under law for the environmental conditions on the premises and any liabilities resulting therefrom. However, in connection with the Company's acquisition of Seal, Bunzl agreed to take responsibility for correcting such environmental conditions and to indemnify Seal and the Company for resulting liabilities, subject to certain limitations. During fiscal 2000, the Company entered into a termination and release agreement with the current owners of the site. This agreement releases the Company subsidiary from all environmental claims by the owners prior to the Company's 1990 acquisition of Seal. Management believes that this contingency will not have a material effect on the Company's results of operations or financial condition.

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

15. RESEARCH AND DEVELOPMENT:

Research and development expenses were approximately $2,970, $4,025, and $3,260 in fiscal years 2000, 1999 and 1998, respectively.

16. CASH FLOW INFORMATION:

Cash payments for interest and income taxes (net of refunds) were as follows:

                                                                       2000        1999        1998
                                                                    ---------   ---------   ---------
     Interest paid (net of amounts capitalized of $167, $104, and
       $376, in fiscal years 2000, 1999, and 1998, respectively)     $4,503      $ 4,661     $ 4,644
     Income taxes ...............................................    $  864      $ 2,934     $16,249

Excluded from the accompanying Consolidated Statements of Cash Flows are the effects of certain non-cash investing and financing activities as follows:

                                                              2000     1999      1998
                                                             ------   ------   -------
     Fair value of assets acquired .......................     --      $441       --
     Liabilities assumed or created ......................     --       361       --
     Value of common shares received as payment upon
       exercise of stock options .........................     --        --     $414

                       HUNT CORPORATION AND SUBSIDIARIES

               (In thousands except share and per share amounts)

17. QUARTERLY FINANCIAL DATA (UNAUDITED):

Quarterly financial data for each of the quarters during fiscal years 2000 and 1999 are as follows:

                                                                  2000
                                          -----------------------------------------------------
                                              First         Second         Third       Fourth
                                          ------------   ------------   ----------   ----------
     Net sales ........................     $ 60,633       $ 62,863      $ 63,697     $61,444
     Gross profit .....................       21,917         22,125        22,076      21,560
     Net income (loss) ................        2,202          1,015        (1,288)         40
     Basic earnings per common share:
     Net income (loss) ................     $    .22       $    .10      $   (.13)         --
     Diluted earnings per common share:
     Net income (loss) ................     $    .22       $    .10      $   (.13)         --


                                                                   1999
                                          -------------------------------------------------------
                                              First         Second          Third        Fourth
                                          ------------   ------------   ------------   ----------
     Net sales ........................     $ 60,369       $ 61,185       $ 61,143      $62,111
     Gross profit .....................       22,782         23,687         22,945       23,533
     Net income (loss) ................        2,393          2,250          2,266         (482)
     Basic earnings per common share:
     Net income (loss) ................     $    .22       $    .22       $    .22      $  (.05)
     Diluted earnings per common share:
     Net income (loss) ................     $    .22       $    .22       $    .22      $  (.05)

The sum of the quarterly income (loss) per share data may not be the same as income per share for the year due to changes in the number of average outstanding shares. The third quarters of fiscal years 2000 and 1999 contain 14 weeks and 13 weeks, respectively.

The second quarter of fiscal 2000 net income includes pre-tax expenses of $2.0 million ($.13 per share) for implementation costs in connection with the 1999 restructuring plan. In addition the Company reduced by $.2 million pre-tax ($.01 per share) some of its reserves related to its 1997 strategic plan and its 1997 business divestitures. (See Note 3.)

The third quarter of fiscal 2000 net loss includes pre-tax expenses of $2.2 million ($.15 per share) for implementation costs in connection with the 1999 restructuring plan and a pre-tax charge of $3.6 million ($.24 per share) relating to a patent infringement litigation suit with respect to one of the Company's minor products. In addition, the Company reduced by $.3 million pre-tax ($.02 per share) some of its reserves related to its 1999 restructuring and 1997 strategic plans. (See Notes 3 and 4.)

The fourth quarter of fiscal 2000 net income includes pre-tax expenses of $1.1 million ($.08 per share) for implementation costs in connection with the 1999 restructuring plan and a pre-tax charge of $.2 million ($.01 per share) relating to accrued interest with respect to the patent infringement litigation suit. In addition the Company reduced by $.2 million pre-tax ($.01 per share) some of its reserves related to the 1999 restructuring plan. (See Notes 3 and 4). Also, the Company realized lower gross profits in the fourth quarter of fiscal 2000 stemming from higher material costs ($.7 million pre-tax or $.03 per share) and unfavorable inventory adjustments ($.5 million pre-tax or $.03 per share), partially offset by liquidations of LIFO inventories which reduced expenses by $.2 million (or $.02 per share), and a lower effective tax rate in the fourth quarter of fiscal 1999 (20.3%) compared to fiscal 2000 (34.1%), due primarily to higher amounts not deductible for tax purposes ($.5 million or $.05 per share).

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

the net reduction to some of the reserves established in connection with the implementation of the 1997 strategic plan during fiscal 1997. Also in the fourth quarter of fiscal 1999, the Company reduced by $.5 million pre-tax ($.03 per share) some of its reserves established in connection with its 1997 business divestitures. (See Note 3.) In addition, the Company realized tax benefits of $.5 million ($.05 per share) as a result of favorable resolutions of certain prior years' tax exposures and liquidations of LIFO inventories which reduced expenses by $.3 million pre-tax ($.02 per share).

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

The following table presents information about the Company's reportable segments. Intersegment sales, if applicable, are recorded on a basis intended to reflect as nearly as possible the market value of the products. Operating income includes all revenues and expenses of the reportable segment except for restructuring, net gain on divestitures, patent infringement litigation costs, interest expense, interest income, other expenses, other income, and income taxes, which are excluded from the measure of segment profitability reviewed by the Company's management. Identifiable assets are those assets used in the operations of each business segment. Corporate assets include cash and miscellaneous other assets not identifiable with any particular business segment. Capital additions include amounts related to acquisitions.

                       HUNT CORPORATION AND SUBSIDIARIES

               (In thousands except share and per share amounts)

18. INDUSTRY SEGMENT INFORMATION (Continued):

                                             Consumer       Graphics
Fiscal Year 2000                             Products       Products      Corporate     Consolidated
----------------                           ------------   ------------   -----------   -------------
     Net external sales ................     $106,059       $142,578            --       $248,637
                                             ========       ========      ========       ========
     Operating income ..................     $ 17,363       $  6,094      $ (8,845)      $ 14,612
                                             ========       ========      ========
     Restructuring reserve accrual
       reversals* ......................     $     73       $    486            --            559
                                             ========       ========      ========
     Implementation costs* .............     $    (40)      $ (5,450)           --         (5,490)
                                             ========       ========      ========
     Net gain on divestitures* .........           --             --      $    133            133
                                             ========       ========      ========
     Patent infringement litigation
       costs** .........................     $ (3,815)            --            --         (3,815)
                                             ========       ========      ========       --------
     Income from operations ............                                                    5,999
     Interest expense ..................                                                   (4,396)
     Interest income ...................                                                    1,315
     Other income, net .................                                                       70
                                                                                         --------
     Income from continuing
       operations before
       income taxes ....................                                                 $  2,988
                                                                                         ========
     Identifiable assets ...............     $ 33,700       $ 88,900      $ 40,932       $163,532
                                             ========       ========      ========       ========
     Capital additions .................     $  2,723       $  3,373      $    343       $  6,439
                                             ========       ========      ========       ========
     Depreciation and
       amortization ....................     $  2,818       $  5,385      $    401       $  8,604
                                             ========       ========      ========       ========

     *See Note 3.
    **See Note 4.

                       HUNT CORPORATION AND SUBSIDIARIES

               (In thousands except share and per share amounts)

18. INDUSTRY SEGMENT INFORMATION (Continued):

                                             Consumer       Graphics
Fiscal Year 1999                             Products       Products      Corporate     Consolidated
----------------                           ------------   ------------   -----------   -------------
     Net external sales ................     $108,237       $136,571            --       $244,808
                                             ========       ========      ========       ========
     Operating income ..................     $ 18,156       $  7,320      $ (8,454)      $ 17,022
                                             ========       ========      ========
     Restructuring charges and
       reserve accrual reversals*            $   (204)      $ (5,593)     $    178         (5,619)
                                             ========       ========      ========
     Net gain on divestitures* .........           --             --      $    554            554
                                             ========       ========      ========       --------
     Income from operations ............                                                   11,957
     Interest expense ..................                                                   (4,471)
     Interest income ...................                                                    1,471
     Other income, net .................                                                      126
                                                                                         --------
     Income from continuing
       operations before income
       taxes ...........................                                                 $  9,083
                                                                                         ========
     Identifiable assets ...............     $ 33,644       $ 93,241      $ 52,744       $179,629
                                             ========       ========      ========       ========
     Capital additions** ...............     $  2,028       $  2,767      $    145       $  4,940
                                             ========       ========      ========       ========
     Depreciation and
       amortization ....................     $  2,600       $  5,627      $    313       $  8,540
                                             ========       ========      ========       ========

     *See Note 3.

    **Includes $.1 million of capital additions relating to business acquisition.

                                            Consumer      Graphics
Fiscal Year 1998                            Products      Products      Corporate     Consolidated
----------------                           ----------   ------------   -----------   -------------
     Net external sales ................    $107,893      $138,670            --       $ 246,563
                                            ========      ========      ========       =========
     Operating income ..................    $ 16,640      $  6,517      $ (7,438)      $  15,719
                                            ========      ========      ========
     Restructuring charges and
       reserve accrual reversals*           $  2,944      $   (334)     $    275           2,885
                                            ========      ========      ========
     Net gain on divestitures* .........          --            --      $    650             650
                                            ========      ========      ========       ---------
     Income from operations ............                                                  19,254
     Interest expense ..................                                                  (4,344)
     Interest income ...................                                                   2,626
     Other expense, net ................                                                     176
                                                                                       ---------
     Income from continuing
       operations before income
       taxes ...........................                                               $  17,712
                                                                                       =========
     Identifiable assets ...............    $ 33,555      $ 98,297      $ 55,005       $ 186,857
                                            ========      ========      ========       =========
     Capital additions .................    $  4,357      $  9,211      $    285       $  13,853
                                            ========      ========      ========       =========
     Depreciation and
       amortization ....................    $  2,661      $  5,241      $    365       $   8,267
                                            ========      ========      ========       =========

    *See Note 3.

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

                                   Net External Sales                     Long-Lived Assets
                          -------------------------------------  ------------------------------------
                              2000         1999         1998         2000        1999         1998
                          -----------  -----------  -----------  -----------  ----------  -----------
     North America .....   $213,785     $205,663     $205,213     $  83,741    $ 82,507    $ 81,750
     Europe and other ..     34,852       39,145       41,350        38,859      44,378      50,102
     Corporate .........         --           --           --        40,932      52,744      55,005
                           --------     --------     --------     ---------    --------    --------
     Total .............    248,637     $244,808     $246,563     $ 163,532    $179,629    $186,857
                           ========     ========     ========     =========    ========    ========

19. FINANCIAL INSTRUMENTS:

Off-Balance Sheet Risk:

Letters of credit are issued by the Company during the ordinary course of business through major domestic banks as required by certain vendor contracts. As of December 3, 2000 and November 28, 1999, the Company had outstanding letters of credit for $1 million, respectively.

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade receivables. The Company places its temporary cash investments ($21.4 million and $32.8 million at December 3, 2000 and November 28, 1999, respectively) with quality financial institutions and, by policy, limits the amount of credit exposure to any one financial institution.

The Company provides credit, in the normal course of business, to a large number of distributors and retailers and generally does not require collateral or other security to support customer receivables. Management believes that concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base and their dispersion across many different industries and geographies with no single customer accounting for more than 10% of net sales. However, the Company's ten largest customers accounted for approximately 41% and 39% of accounts receivable at December 3, 2000 and November 28, 1999. The Company performs on-going credit evaluations of its customers, maintains allowances for potential credit losses, and carries credit insurance coverage for most of its large customer accounts.

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

The estimated fair values of the Company's financial instruments at December 3, 2000 and November 28, 1999 are as follows:

                                               2000                       1999
                                      -----------------------   ------------------------
                                       Carrying       Fair       Carrying        Fair
                                        Amount        Value       Amount        Value
                                      ----------   ----------   ----------   -----------
Cash and cash equivalents .........    $23,878      $23,878      $ 36,897     $ 36,897
Debt (excluding capital
 lease obligations) ...............    $52,676      $56,211      $ 54,659     $ 56,984

                SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS
                   for the fiscal years 2000, 1999, and 1998
                                (in thousands)

                                                                               Column C
Column A                                                  Column B            Additions               Column D      Column E
--------                                                ------------  --------------------------  ---------------  ----------
                                                         Balance at    Charged to    Charged to                      Balance
                                                          Beginning     Costs and       Other                        at End
Classification                                            Of Period     Expenses      Accounts       Deductions     of Period
--------------                                          ------------  ------------  ------------  ---------------  ----------
2000:
 Allowance for doubtful accounts .....................     $   967      $   (51)          --         $     43(A)    $   873
                                                           =======      =======       ======         ========       =======
 Reserve for customer returns and deductions .........     $ 1,101      $    11           --         $    186(B)    $   926
                                                           =======      =======       ======         ========       =======
 Reserve for inventory obsolescence ..................     $ 2,262      $ 1,007           --         $  1,247(C)    $ 2,022
                                                           =======      =======       ======         ========       =======
1999:
 Allowance for doubtful accounts .....................     $ 1,721      $   161       $   14(D)      $    929(A)    $   967
                                                           =======      =======       ======         ========       =======
 Reserve for customer returns and deductions .........     $ 1,060      $   176           --         $    135(B)    $ 1,101
                                                           =======      =======       ======         ========       =======
 Reserve for inventory obsolescence ..................     $ 2,432      $   828           --         $    998(C)    $ 2,262
                                                           =======      =======       ======         ========       =======
1998:
 Allowance for doubtful accounts .....................     $ 1,842      $    77           --         $    198(A)    $ 1,721
                                                           =======      =======       ======         ========       =======
 Reserve for customer returns and deductions .........     $ 1,017      $    92           --         $     49(B)    $ 1,060
                                                           =======      =======       ======         ========       =======
 Reserve for inventory obsolescence ..................     $ 1,189      $ 1,526           --         $    283(C)    $ 2,432
                                                           =======      =======       ======         ========       =======

(A) Doubtful accounts written off, net of collection expenses.
(B) Primarily credits issued to customers.
(C) Largely the result of programs to dispose of fully reserved obsolete inventory. Amount is net of recoveries.
(D) Primarily due to business acquisitions.

                                 EXHIBIT INDEX
                          (of Exhibits filed herewith)


(10)(c)(2)    Addendum relating to Options Granted December 16, 1999

(10)(c)(3)    Description of January 2001 Stock Grants

(10)(f)(1)    Form of Change in Control Agreement

(10)(f)(2)    List of Executive Officers Who Are Parties to Such
              Change of Control Agreements

(10)(g)(4)    Amendment No. 2 to Supplemental Executive Benefits Plan

(10)(g)(5)    Amendment No. 3 to Supplemental Executive Benefits Plan

(23)          Consent of PricewaterhouseCoopers LLP

(27)          Financial Data Schedule