Form 10-Q
period 2001-03-04
HUNT CORP
filed 2001-04-17
CIK 49146

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        March 4, 2001
                              --------------------------------------------------

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
                                                ------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of April 2, 2001, there were outstanding 8,886,099, shares of the registrant's common stock.

                                HUNT CORPORATION

                                      INDEX
                                                                            Page
                                                                            ----

PART I -      FINANCIAL INFORMATION

Item 1 -      Financial Statements

              Condensed Consolidated Balance Sheets as of
              March 4, 2001 and December 3, 2000                               3

              Condensed Consolidated Statements of Income -
              Three Months Ended March 4, 2001
              and February 27, 2000                                            4

              Consolidated Statements of Comprehensive Income -
              Three Months Ended March 4, 2001
              and February 27, 2000                                            5

              Condensed Consolidated Statements of Cash Flows -
              Three Months Ended March 4, 2001
              and February 27, 2000                                            6

              Notes to Condensed Consolidated Financial
              Statements                                                     7-9

Item 2 -      Management's Discussion and Analysis of
              Financial Condition and Results of Operations                10-15

Item 3 -      Quantitative and Qualitative Disclosures about Market Risk      16


PART II -     OTHER INFORMATION

Item 1 -      Legal Proceedings                                               17

Item 6 -      Exhibits and Reports on Form 8-K                                17

              Signatures                                                      18

                         Part I - FINANCIAL INFORMATION

Item 1. Financial Statements
                                Hunt Corporation
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)
                (In thousands except share and per share amounts)

                                                                                   March 4,                  December 3,
                                           ASSETS                                    2001                       2000
                                                                                -------------               -------------
Current assets:
     Cash and cash equivalents                                                  $      18,408               $      23,878
     Accounts receivable, less allowance for doubtful
       accounts: 2001, $1,227; 2000, $873                                              32,202                      35,058
     Inventories:
         Raw materials                                                                 10,358                       8,446
         Work in process                                                                2,900                       2,784
         Finished goods                                                                11,910                      10,593
                                                                                -------------               -------------
            Total inventories                                                          25,168                      21,823

     Deferred income taxes                                                              5,122                       4,966
     Prepaid expenses and other current assets                                          2,986                       2,590
                                                                                -------------               -------------
              Total current assets                                                     83,886                      88,315

Property, plant and equipment, at cost, less accumulated depreciation and amortization:
  2001, $47,897; 2000, $46,007                                                         40,842                      41,216
Excess of acquisition costs over net assets acquired, net                              22,586                      22,117
Other assets                                                                           11,750                      11,884
                                                                                -------------               -------------
                       Total assets                                             $     159,064               $     163,532
                                                                                =============               =============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                           $       7,692               $       7,876
     Accrued expenses:
       Salaries, wages and commissions                                                  1,932                       2,460
       Income taxes                                                                     2,409                       1,297
       Other                                                                           16,263                      20,274
                                                                                -------------               -------------
              Total current liabilities                                                28,296                      31,907
Long-term debt, less current portion                                                   54,956                      54,682
Deferred income taxes                                                                   2,671                       2,434
Other non-current liabilities                                                          12,823                      12,539
Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.10 par value, authorized 1,000,000
       shares; none issued                                                                  -                           -
     Common stock, $.10 par value, 40,000,000 shares
       authorized; issued:  2001 and 2000 -16,152,322 shares                            1,615                       1,615
     Capital in excess of par value                                                     7,412                       7,412
     Accumulated other comprehensive loss                                              (5,579)                     (6,840)
     Retained earnings                                                                158,811                     158,044
                                                                                -------------               -------------
                                                                                      162,259                     160,231
     Less cost of treasury stock:
     2001 - 7,266,223 shares; 2000 - 6,324,933 shares;                               (101,941)                    (98,261)
                                                                                -------------               -------------
                       Total stockholders' equity                                      60,318                      61,970
                                                                                -------------               -------------
                          Total liabilities and stockholders' equity            $     159,064               $     163,532
                                                                                =============               =============


     See accompanying notes to condensed consolidated financial statements.

                                Hunt Corporation
                   Condensed Consolidated Statements of Income
                                   (Unaudited)
                     (In thousands except per share amounts)


                                                          Three Months Ended
                                                     ---------------------------
                                                     March 4,       February 27,
                                                      2001              2000
                                                     --------       ------------


Net sales                                            $55,865            $60,633

Cost of sales                                         34,446             38,716
                                                     -------            -------


   Gross profit                                       21,419             21,917


Selling, administrative and general expenses          17,565             17,881

Restructuring and other                                   41                  -
                                                     -------            -------

   Income from operations                              3,813              4,036


Interest expense                                       1,127              1,144

Other income, net                                       (208)              (496)
                                                     -------            -------

   Income before income taxes                          2,894              3,388

Provision for income taxes                             1,215              1,186
                                                     -------            -------

   Net income                                         $1,679             $2,202
                                                     =======            =======


Net income per share - Basic                           $0.19              $0.22
                                                     =======            =======
Net income per share - Diluted                         $0.18              $0.22
                                                     =======            =======

Dividends per common share                           $ 0.103            $ 0.103
                                                     =======            =======


     See accompanying notes to condensed consolidated financial statements.

                                Hunt Corporation
                 Consolidated Statements of Comprehensive Income
                                   (Unaudited)
                                 (In thousands)


                                                           Three Months Ended
                                                      --------------------------
                                                       March 4,     February 27,
                                                        2001           2000
                                                       --------     ------------


Net income                                             $ 1,679         $ 2,202

Other comprehensive income (loss):
    Foreign currency translation adjustments,
      net of income tax expense (benefit) of $913
      and ($263) in 2001 and 2000, respectively          1,261            (489)
                                                       -------         -------

Other comprehensive income (loss)                        1,261            (489)
                                                       -------         -------

Comprehensive income                                   $ 2,940         $ 1,713
                                                       =======         =======



     See accompanying notes to condensed consolidated financial statements.

                                Hunt Corporation
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)


                                                                                        Three Months Ended
                                                                                ------------------------------------
                                                                                   March 4,             February 27,
                                                                                     2001                   2000
                                                                                -------------           ------------
Cash flows from operating activities:
Net income                                                                      $       1,679           $      2,202
Adjustments to reconcile net income to net cash
   provided by (used for) operating activities:
     Depreciation and amortization                                                      1,987                  2,366
     Deferred income taxes                                                                 71                     47
     Gain on disposals of property, plant and equipment                                   (10)                     -
     Provision for patent infringement litigation                                          52                      -
     Payments/credits for special charges                                                (119)                  (801)
     Changes in operating assets and liabilities                                       (1,378)                (8,614)
                                                                                -------------           ------------
          Net cash provided by (used for) operating activities                          2,282                 (4,800)
                                                                                -------------           ------------

Cash flows from investing activities:
   Additions to property, plant and equipment                                          (1,028)                (1,242)
   Acquisition of business                                                                (92)                    (8)
   Other, net                                                                              10                      -
                                                                                -------------           ------------
         Net cash used for investing activities                                        (1,110)                (1,250)
                                                                                -------------           ------------

Cash flows from financing activities:
   Proceeds from issuance of long-term debt                                             2,106                  2,501
   Payments on long-term debt, including current maturities                            (1,984)                (3,405)
   Book overdrafts                                                                     (2,213)                  (573)
   Purchases of treasury stock                                                         (3,680)                (1,673)
   Dividends paid                                                                        (912)                (1,030)
   Other, net                                                                             (12)                  (153)
                                                                                -------------           ------------
         Net cash used for financing activities                                        (6,695)                (4,333)
                                                                                -------------           ------------

Effect of exchange rate changes on cash                                                    53                    (66)
                                                                                -------------           ------------

Net decrease in cash and cash equivalents                                              (5,470)               (10,449)

Cash and cash equivalents, beginning of period                                         23,878                 36,897
                                                                                -------------           ------------

Cash and cash equivalents, end of period                                        $      18,408           $     26,448
                                                                                =============           ============


     See accompanying notes to condensed consolidated financial statements.

                                Hunt Corporation
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


1. The accompanying condensed consolidated financial statements and related notes are unaudited; however, in management's opinion all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position at March 4, 2001 and the results of operations and cash flows for the periods shown have been made. Such statements are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by generally accepted accounting principles or those normally made in Form 10-K.

2. A reconciliation of weighted average common shares outstanding to weighted average common shares outstanding assuming dilution in calculating the earnings per share is shown below (in thousands):


                                                            Three Months Ended
                                                          ----------------------
                                                          March 4,  February 27,
                                                            2001         2000
                                                          -------   ------------

    Average common shares outstanding - basic               9,062         10,024

    Add: common equivalent shares representing
    shares issuable upon exercise of stock options
    and vesting of stock grants                                26             17
                                                           ------         ------

    Average common shares and dilutive
    securities outstanding                                  9,088         10,041
                                                            =====         ======


3. The following table sets forth the details and the cumulative activity in the various accruals and reserves associated with the Company's 1999 restructuring plan in the Condensed Consolidated Balance Sheet at March 4, 2001 (in thousands):

                      Balance at                 Cash     Non-Cash   Balance at
                 December 3, 2000   Credits   Activity   Activity  March 4, 2001
                 -----------------  -------   --------   --------  -------------

Severance           $   790              -      $(121)      $    7       $   676

Lease Obligations        72              -          -            1            73

Fixed Assets            197              -          -            5           202
                    -------           ----      -----        ------       ------

Total               $ 1,059              -      $(121)       $   13      $   951
                    =======           ====      =====        ======      =======

4. Several years ago, the Company was sued for patent infringement with respect to one of its minor products. After a jury trial in 1998, the U. S. District Court for the Western District of Wisconsin entered judgement against the Company in this matter and awarded damages to the plaintiffs in the amount of $3.3 million, plus interest and costs. The verdict was appealed, and, contrary to the expectations of the Company and its patent counsel, a three-judge panel of the U. S. Court of Appeals affirmed the judgement in July 2000. Subsequently, a request, filed with the Court of Appeals by the Company to have the case reconsidered by all twelve judges of the Court of Appeals, was denied in October 2000. As a result, the Company recorded a liability of $3.8 million pre-tax (including interest and costs) in fiscal 2000. The Company recorded an additional liability of $.1 million pre-tax for interest costs in the first quarter of fiscal 2001, which is included in the accompanying fiscal 2001 first quarter Condensed Consolidated Statements of Operations under Restructuring and other. However, the Company and its patent counsel continue to believe that the verdict against the Company was incorrect and are seeking a review of the decision by the Supreme Court of the United States and are considering other possible courses to challenge the verdict.


5. The following table presents information about the Company's reportable segments. Intersegment sales are not significant. Operating income includes all revenues and expenses of the reportable segment except for amounts related to the 1997 strategic and 1999 restructuring plans, net gain on divestitures, costs incurred in connection with the implementation of the 1999 restructuring plan, costs incurred in connection with the patent infringement litigation described in Note 4, interest expense, interest income, other expenses, other income, and income taxes, which are excluded from the measure of segment profitability reviewed by Company's management. Identifiable assets are those assets used in the operations of each business segment. Corporate assets include cash and miscellaneous other assets not identifiable with any particular segment.


Three Months Ended        Consumer            Graphics
    March 4, 2001         Products            Products         Corporate             Consolidated
-----------------------   --------            --------         ---------             ------------

Net external sales        $ 24,789            $ 31,076                                   $ 55,865
                          ========            ========                                   ========

Operating income          $  4,321            $  1,569           $ (1,842)               $  4,048
                          ========            ========           ========

Patent infringement
  litigation costs        $    (51)           $      -           $      -                     (51)
                          ========            ========           ========

Implementation costs      $    (82)           $   (102)          $      -                    (184)
                          =========           ========           ========                --------

Income from operations                                                                   $  3,813
Interest expense                                                                           (1,127)
Interest income                                                                               290
Other income, net
                                                                                              (82)

Income from continuing
 operations before
 income taxes                                                                            $  2,894
                                                                                         ========

Identifiable assets       $ 33,176            $ 90,201           $ 35,687               $ 159,064
                          ========            ========           ========               =========

Three Months Ended        Consumer      Graphics
February 27, 2000         Products      Products      Corporate     Consolidated
------------------        --------      --------      ---------     ------------


Net external sales        $ 25,375      $ 35,258                       $ 60,633
                          ========      ========                       ========

Operating income          $  4,224     $   1,688       $ (1,624)       $  4,288
                          ========     =========       =========       ========

Implementation costs      $    (34)    $    (217)      $     (1)          (252)
                          ========     =========       ========        --------

Income from operations                                                 $  4,036
Interest expense                                                         (1,144)
Interest income                                                             397
Other income, net                                                            99

Income from continuing
 operations before
 income taxes                                                          $  3,388
                                                                       ========

Identifiable assets       $ 33,475      $ 95,992       $ 42,446        $171,913
                          ========      ========       ========        ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


The following discussion includes certain forward-looking statements within the meaning of the Private Securities Litigation Act of 1995. Such forward-looking statements represent management's assessment based upon information currently available, but are subject to risks and uncertainties which could cause actual results to differ materially from those set forth in the forward-looking statements. These risks and uncertainties include, but are not limited to, the Company's ability to successfully complete the implementation, and realize the anticipated growth and other benefits, of its restructuring and strategic plans on a timely basis; the effect of, and changes in, worldwide general economic conditions including the severity of any economic slowdown; price and availability of raw materials; foreign exchange rates; technological and other changes affecting the manufacture of and demand for the Company's products; competitive and other pressures in the market place; and other risks and uncertainties set forth herein and in the Company's 2000 Form 10-K and as may be set forth in the Company's subsequent press releases and/or Forms 10-Q, 8-K and other filings with the Securities and Exchange Commission.

In October 1999, the Company initiated a comprehensive reorganization and restructuring plan (the "1999 restructuring plan"). The major components of the 1999 restructuring plan include (with principal emphasis on the Company's Graphics Products business) creating manufacturing centers of excellence, outsourcing the Company's European distribution activities and consolidating its
U. S. distribution activities, and focusing its product offering and marketing efforts. The Company completed the consolidation of its operations and distribution activities in the U.S. and the outsourcing of its European distribution activities contemplated by the 1999 restructuring plan during fiscal 2000. In addition, the Company has substantially completed the planned consolidation of its European manufacturing operations and expects completion in fiscal 2001. The Company has spent approximately $5.5 million pre-tax for implementation costs of this plan through fiscal 2000 and expects to spend an additional $.4 million pre-tax in fiscal 2001 (to be recorded as period costs as incurred). During the first quarters of fiscal 2001 and fiscal 2000, the Company recorded $.2 million and $.3 million, respectively, of such implementation costs. These implementation costs consisted primarily of employee retention bonuses, severance, relocation, outplacement and other costs and are included in the Condensed Statements of Income for the three months ended March 4, 2001 and February 27, 2000 as follows (in millions except per share data):

                                       Three Months             Three Months
                                         Ended                      Ended
                                      March 4, 2001            February 27, 2000
                                  ---------------------     --------------------
                                              Per Share               Per Share
                                     $          Amount         $        Amount
                                   -----      ---------     -----    ----------

Cost of sales                         -              -       $0.1         $.01
Selling, administrative
  & general expenses               $0.1           $.01        0.1          .01
                                   ----            ---        ---         ----
Total                              $0.1           $.01       $0.2         $.02
                                   ====           ====       ====         ====

The Company has downwardly revised its pre-tax cost savings to be generated from the 1999 restructuring plan and now expects the savings to be approximately $4.9 million in fiscal 2001, of which $1.0 million was realized during the first quarter, and are expected to grow to $5.5 million per year thereafter. Although the Company expects realization of such future costs savings, there can be no assurance that they will be achieved. (Note: All earnings per share amounts included in Management's Discussion and Analysis are presented on an after-tax, diluted basis.)

                  The following tables provide a comparison of the Company's reported results and the results excluding restructuring related items and other special items for the three months ended March 4, 2001 and February 27, 2000:

                                                                   2001
Dollars in millions                     --------------------------------------------------------
except per share                         Gross        Income from           Net       Per Share
amounts)                                Profit        Operations          Income       Amount
                                        --------------------------------------------------------
Reported results                          $21.4             $3.8            $1.7            $.18

Implementation costs                          -               .2              .1             .02

Patent infringement litigation
interest                                      -               .1               -               -
                                          -----             ----            ----             ---

Results excluding special items           $21.4             $4.1            $1.8            $.20
                                          =====             ====            ====            ====


                                                                    2000
Dollars in millions                     --------------------------------------------------------
except per share                         Gross        Income from           Net       Per Share
amounts)                                Profit        Operations          Income       Amount
                                        --------------------------------------------------------


Reported results                          $21.9             $4.0            $2.2            $.22

Implementation costs                          -               .3              .2            .02
                                          -----             ----           -------         ----

Results excluding special items           $21.9             $4.3            $2.4            $.24
                                          =====             ====            ====            ====

Results of Operations

Net Sales

Net sales of $55.9 million for the fiscal 2001 first quarter decreased 7.9% from the first quarter of fiscal 2000, due to lower sales of graphics products (down 11.9%) and consumer products (down 2.3%). The decrease in graphics products sales was largely the result of lower laminates and adhesives sales (down 21%), finishing equipment sales (down 18%) and board products sales (down 3%). The decrease in consumer products sales was due to lower sales of X-Acto products (down 12%), trimmer products sales (down 4%) and stapler products sales (down 4%), partially offset by higher sharpener products sales (up 2%). Export sales decreased 7% in the fiscal 2001 first quarter compared to the same prior year period due to lower sales in Canada and Latin America. Foreign sales, which are principally sales of graphics products, decreased 6% in the first quarter of fiscal 2001 compared to the prior year first quarter. This sales decrease was due principally to the unfavorable exchange rates for the Euro (the functional currency of the Company's Netherlands operations) and the British pound sterling (the function currency of the Company's UK operations). Excluding the impact of currency exchange rates, foreign sales would have increased 3% over the comparable prior year period.

Management believes that the decrease in sales was largely due to a general economic slowdown in the U.S., as well as to a saturated wide format digital market, lower sales to certain large graphics customers, and generally to increased competition in the graphics products business. Further, there have been recent announcements of planned closings of certain office products superstores which may have an adverse effect on future consumer and graphics products sales. Thus far in the second fiscal 2001 quarter, the Company is experiencing a general softness in demand for some of its products, particularly graphics products business both domestically and foreign. Management is uncertain how long this trend will continue.

Gross Profit

The Company's gross profit percentage increased to 38.3% of net sales in the first quarter of fiscal 2001 from 36.1% in the first quarter of fiscal 2000; however, gross margin dollars decreased $.5 million from the same prior year period. The increase in the gross profit percentage relative to the prior year period was primarily the result of cost savings resulting from the 1999 restructuring plan, favorable product and customer mix and higher implementation costs incurred in the fiscal 2000 quarter related to the 1999 restructuring plan, partially offset by higher raw material costs, such as styrene plastic, and to unfavorable fixed overhead absorption in the fiscal 2001 first quarter. Excluding the effects of the implementation costs recorded in the fiscal 2000 first quarter, the gross profit percentage for that quarter would have been 36.3%. The decrease in gross margin dollars in the fiscal 2001 first quarter was due largely to lower sales volume compared to the same prior year period. Since the end of fiscal 2000, the Company has experienced some cost reductions for certain raw materials. Management is uncertain if this trend will continue.

Selling, Administrative and General Expenses

Selling, administrative and general expenses decreased $.3 million, or 1.8%, in the first quarter of fiscal 2001 compared to prior year first quarter. This decrease was the net result of lower marketing and selling expenses (e.g., lower promotional advertising and discretionary spending and lower sales volume), partially offset by higher general and administrative expenses. The increase in general and administrative expenses was due principally to a decrease in the cash surrender value of officers' life insurance policies and higher deferred compensation account expenses, partially offset by lower salaries and benefits attributable to the costs savings resulting from the implementation of the 1999 restructuring plan.

Selling, administrative and general expenses, as a percentage of net sales, totaled 31.4% and 29.5%, in the first quarter of fiscal 2001 and 2000, respectively.

Restructuring and Other

In the first quarter of fiscal 2001, the Company recorded interest of $52,000 in connection with a patent infringement suit with respect to one of the Company's minor products for which the Company had recorded a liability of $3.8 million in fiscal 2000. In addition, the Company recorded a net gain on disposals of property, plant and equipment of $10,000.

Provision for Income Taxes

The Company's effective income tax rate increased to 42% for the first quarter of fiscal 2001 from 35% for the first quarter of fiscal 2000 due principally to the impact of items not deductible for income tax purposes (primarily amortization of goodwill) in relation to pre-tax income.

Net Income and Earnings Per Share

Net income of $1.7 million for the first quarter of fiscal 2001 decreased $.5 million from the first quarter of fiscal 2000. Excluding the effects of special items recorded during the first quarter of fiscal 2001 and 2000 in connection with the implementation of the 1999 restructuring plan and the interest recorded in connection with the patent infringement litigation, earnings per share would have been $.20 per share during the first quarter of fiscal 2001 compared to $.24 per share for the same period last year. The earnings per share for the first quarter of fiscal 2001 were favorably impacted by lower average common shares outstanding as a result of the Company's stock repurchase program (average diluted common shares outstanding were 9,087,909 and 10,040,692 in the first quarter of fiscal 2001 and 2000, respectively), offset by a higher effective income tax in the first quarter of fiscal 2001 compared to the same period last year.

Financial Condition

The Company's working capital decreased to $55.6 million from $56.4 million, and its current ratio increased to 3.0 from 2.8, at the end of the first quarter of fiscal 2001 from the end of fiscal 2000. The Company's debt/capitalization percentage was 48% at the end of the fiscal 2001 first quarter compared to 47% at the end of fiscal 2000. Funds from operations and available cash balances were sufficient during the first three months of fiscal 2001 to fund the repurchase of $3.7 million of the Company's common shares, to fund additions to property, plant and equipment of $1.0 million, to pay cash dividends of $.9 million, to make payments related to the implementation of the 1999 restructuring plan of $.2 million, and to make cash payments related to the 1999 restructuring of $.1 million.

Current assets decreased to $83.9 million at the end of the first quarter of fiscal 2001 from $88.3 million at the end of fiscal 2000 largely as a result of lower cash and cash equivalents and lower accounts receivable balances, partially offset by higher inventory balances. The decrease in cash and cash equivalents was primarily due to items discussed in the preceding paragraph. Accounts receivable decreased $2.9 million from the $35.1 million balance at the end of fiscal 2000 due to increased collections and timing of customer dating promotions and to lower sales in the last month of the fiscal 2001 first quarter compared to the last month of fiscal 2000. Inventories increased to $25.2 million at the end of the fiscal 2001 first quarter from $21.8 million at the end of fiscal 2000 due primarily to inventory build-up in connection with the Company's back-to-school programs and to lower than planned sales in the fiscal 2001 first quarter.

Current liabilities decreased to $28.3 million at the end of the first quarter of fiscal 2001 from $31.9 million at the end of fiscal 2000. This decrease was largely attributable to the timing of interest payments ($.9 million) and other liabilities payments ($4.0 million), and the payment of a $.8 million special performance award to Company employees which had been accrued for at the end of fiscal 2000.

The effect of favorable currency exchange rates for the Euro and the British pound sterling was the principal cause for the $1.3 million decrease in the accumulated other comprehensive loss account in stockholders' equity.

The Company has a revolving credit agreement of $50 million and lines of credit facilities at its foreign operations of 1.5 million British pound sterling (approximately $2.2 million) and 1.1 million Euros (approximately $1.0 million). There were outstanding borrowings totaling $3.0 million under these credit facilities at March 4, 2001. Management believes that funds generated from operations, combined with the existing credit facilities, will be sufficient to meet currently anticipated working capital and other capital and debt service requirements. Should the Company require additional funds, management believes that the Company could obtain them at competitive costs. While subject to change, management currently expects that total fiscal 2001 expenditures for additions to property, plant and equipment to increase capacity and productivity will be approximately $5.0 million, of which approximately $1.0 million has been expended through the first three months of fiscal 2001.

New Accounting Standards

In March 2001, the Emerging Issues Task Force reached a final consensus on Issue No. 00-22, "Accounting for `Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future" that addresses, among other issues, the accounting requirements of a vendor for an offer to a customer to rebate or refund a specified amount of cash that is redeemable only if the customer completes a specified cumulative level of revenue transactions or remains a customer for a specified period of time. This Issue was effective for quarters ending after February 15, 2001. The adoption of this Issue did not have any impact on the Company's financial position or results of operations.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk


There have been no material changes in the Company's market risk from that set forth in the Company's fiscal 2000 Form 10-K.

PART II -  OTHER INFORMATION


Item 1 - Legal Proceedings

Reference is made to Part I, Item 3 of the Company's fiscal 2000 Form 10-K and to Note 4 to the Condensed Consolidated Financial Statements herein.


Item 6 - Exhibits and Reports on Form 8-K


(b) Reports on Form 8-K

       During the first quarter of fiscal 2001, the Company filed a Report on Form 8-K with the Securities and Exchange Commission reporting the amendment and restatement of the Company's Articles of Incorporation and amendments to its By-laws.

                                   SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                HUNT CORPORATION


Date      April 17, 2001         By /s/  William E. Chandler
     -------------------------   -----------------------------------------------
                                         William E. Chandler
                                         Senior Vice President, Finance
                                         (Principal Financial Officer)


Date      April 17, 2001         By /s/  Donald L. Thompson
     -------------------------   -----------------------------------------------
                                         Donald L. Thompson
                                         Chairman of the Board
                                         and Chief Executive Officer


Date      April 17, 2001         By /s/  John Fanelli III
     -------------------------   -----------------------------------------------
                                         John Fanelli III
                                         Vice President, Corporate Controller
                                              (Principal Accounting Officer)