Form 10-K/A
period 2000-12-03
HUNT CORP
filed 2001-06-28
CIK 49146

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

The number of shares of the registrant's common shares outstanding as of June 1, 2001 was 9,827,389.

Pursuant to General Instruction F to Form 10-K and Rule 15d-21 under the Securities Exchange Act of 1934, Hunt Corporation's Annual Report on Form 10-K for the fiscal year ended December 3, 2000 is hereby amended to include the attached financial statements described in amended Item 14(a)(1)(B) below required by Form 11-K with respect to the Hunt Corporation Savings Plan for the Plan's fiscal year ended December 31, 2000. The Savings Plan is subject to the Employee Retirement Income Security Act of 1974. Item 14, as amended, provides in its entirety as follows:

Item 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
             FORM 8-K

         (a) Documents filed as part of the Report

                  1.   Financial Statements:                         Pages
                                                                     -----

                       A.  The Company and Subsidiaries:

                           Report of Independent Accountants         F-1

                           Consolidated Statements of Income
                           for the fiscal years 2000, 1999
                           and 1998                                  F-2

                           Consolidated Balance Sheets,
                           December 3, 2000 and
                           November 28, 1999                         F-3

                           Consolidated Statements of
                           Stockholders' Equity for the
                           fiscal years 2000, 1999
                           and 1998                                  F-4

                           Consolidated Statements of
                           Comprehensive Income (Loss) for the
                           fiscal years 2000, 1999 and 1998          F-5

                           Consolidated Statements of
                           Cash Flows for the fiscal years
                           2000, 1999 and 1998                       F-6

                           Notes to Consolidated Financial
                           Statements                                F-7-F-29

                       B.  The Savings Plan:

                           Report of Independent Accountants         PF-2

                           Statements of Net Assets Available
                           for Benefits as of December 31, 2000
                           and 1999                                  PF-3

                           Statements of Changes in Net Assets
                           Available for Benefits for the years
                           ended December 31, 2000, 1999 and 1998    PF-4

                           Notes to Financial Statements             PF-5-PF-11



                  2.  Financial Statement Schedule:

                      Schedule II.  Valuation and Qualifying
                      Accounts for the fiscal years
                      2000, 1999 and 1998                            F-30

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

                                    (b)      1983 Stock Option and Stock Grant
                                             Plan, as amended, of the Company
                                             (incorp. by ref. to Ex. 10(b) to
                                             fiscal 1996 Form 10-K).**

                                    (c)      (1) 1993 Stock Option and Stock
                                             Grant Plan of the Company, as
                                             amended (incorp. by ref. to Ex.
                                             10(c) to Form 10-Q for quarter
                                             ended September 3, 2000); (2)
                                             Addendum relating to options
                                             granted December 16, 1999; and (3)
                                             Description of January 2001 stock
                                             grants (Exhibits 10(c)(2) and (3)
                                             incorp. by ref. to Ex. 10(c)(2) and
                                             (3), respectively, to fiscal 2000
                                             Form 10-K).**

                                    (d)      1994 Non-Employee Directors' Stock
                                             Option Plan (incorp. by ref. to Ex.
                                             10(d) to fiscal 1999 Form 10-K).**

                                    (e)      1997 Non-Employee Director
                                             Compensation Plan (incorp. by ref.
                                             to Ex. 10(f) to fiscal 1997 Form
                                             10-K).**

                                    (f)      (1) Form of Change in Control
                                             Agreement between the Company and
                                             various officers of the Company and
                                             (2) list of executive officers who
                                             are parties (incorp. by ref. to Ex.
                                             10(f)(1) and 10(f)(2),
                                             respectively, to fiscal 2000 Form
                                             10-K).**

                                    (g)      (1) Form of Supplemental Executive
                                             Benefits Plan ("SEBP") of the
                                             Company, effective January 1, 1997
                                             (incorp. by ref. to Ex. 10(g)(1) of
                                             fiscal 1998 Form 10-K); (2)
                                             Amendment No. 1 to SEBP (incorp. by
                                             ref. to Ex. 10(g)(2) to fiscal 1999
                                             Form 10-K); (3) form of related
                                             Amended and Restated Trust
                                             Agreement, effective January 1,
                                             1997 (incorp. by ref. to Ex.
                                             10(g)(2) to fiscal 1998 Form 10-K);
                                             (4) Amendment No. 2 to SEBP; and
                                             (5) Amendment No. 3 to SEBP
                                             (Exhibits 10(g)(4) and (5) are
                                             incorp. by ref. to Ex. 10(g)(4) and
                                             (5), respectively, to fiscal 2000
                                             Form 10-K).**

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

                                    (i)      Officer Severance Plan (incorp. by
                                             ref. to Ex. 10 to Form 10-Q for
                                             quarter ended February 28, 1999).**

                           (21) Subsidiaries (filed incorp. by reference to Ex. 11 to 1997 Form 10-K).

                           (23) (a) Consent of PricewaterhouseCoopers LLP to incorporation by reference in registration statements on Form S-8 of their report on the consolidated financial statements and schedule included in this report (incorp. by ref. to Ex. 23 to fiscal 2000 Form 10-K).

                                    (b) Consent of PricewaterhouseCoopers LLP to incorporation by reference, in Registration Statement Nos. 33-6359 and 33-57103 on Form S-8, of their report on the financial statements related to the Savings Plan included with this report as amended (filed herewith).

                           (27) Financial Data Schedule (incorp. by ref. to Ex. 27 to fiscal 2000 Form 10-K).

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

                              HUNT CORPORATION

Dated:   June 28, 2001        By:
                                 ---------------------------------------------
                                 Donald L. Thompson
                                 Chairman, President and Chief Executive Officer


         June 28, 2001        By:
                                 ---------------------------------------------
                                 William E. Chandler
                                 Senior Vice President,
                                 Finance (Principal Financial Officer)

                                         HUNT CORPORATION
                                          SAVINGS PLAN

                                       REPORT ON AUDITS OF
                                      FINANCIAL STATEMENTS
                                       for the years ended
                                December 31, 2000, 1999, and 1998
                                    AND SUPPLEMENTAL SCHEDULE
                              for the year ended December 31, 2000

                                HUNT CORPORATION
                                  SAVINGS PLAN

                                TABLE OF CONTENTS

                                                                                               Page
                                                                                               ----
Report of Independent Accountants                                                                2


Financial Statements:
    Statements of Net Assets Available for Benefits
         as of December 31, 2000 and 1999                                                        3

    Statements of Changes in Net Assets Available for Benefits
         for the years ended December 31, 2000, 1999, and 1998                                   4

    Notes to Financial Statements                                                               5-11


Supplemental Schedule:
    Schedule of Assets Held for Investment Purposes as of
         December 31, 2000                                                         Schedule H, Part IV, Item 4i







                         * Refers to item numbers in Form 5500 (Annual
                           Return/Report of Employee Benefit Plan) for the plan year ended December 31, 2000

                        Report of Independent Accountants

To the Participants and Administrator of Hunt Corporation Savings Plan

In our opinion, the accompanying statements of net assets available for benefits and the related statements of changes in net assets available for benefits present fairly, in all material respects, the net assets available for benefits of Hunt Corporation Savings Plan (the "Plan") at December 31, 2000 and 1999, and the changes in net assets available for benefits for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Plan's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedule of assets held for investment purposes as of December 31, 2000 is presented for the purpose of additional analysis and is not a required part of the basic financial statements but is supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. This supplemental schedule is the responsibility of the Plan's management. The supplemental schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.




PricewaterhouseCoopers LLP
Philadelphia, PA


June 25, 2001

                                HUNT CORPORATION
                                  SAVINGS PLAN

                 Statements of Net Assets Available for Benefits
                        as of December 31, 2000 and 1999



                                    ASSETS                                        2000                 1999
                                                                                  ----                 ----
    Investments                                                             $      27,905,732    $      32,854,449

    Accrued interest                                                                   24,560               27,060
                                                                            -----------------    -----------------

                        Total assets                                               27,930,292           32,881,509
                                                                            -----------------    -----------------


                        Net assets available for benefits                   $      27,930,292    $      32,881,509
                                                                            =================    =================








    The accompanying notes are an integral part of the financial statements.

                                HUNT CORPORATION
                                  SAVINGS PLAN

           Statements of Changes in Net Assets Available for Benefits for the years ended December 31, 2000, 1999, and 1998



                           ADDITIONS                                           2000                 1999             1998
                                                                               ----                 ----             ----

Additions to net assets attributed to:
     Investment income:
       Net appreciation (depreciation) in fair value of investments      $    (5,962,526)    $     3,476,457   $       (129,971)
       Dividends                                                               1,809,529           1,662,491          2,615,934
       Interest                                                                  356,693             386,744            365,901
     Contributions:
        Participants                                                           1,943,900           1,709,051          1,875,894
        Employer                                                                 583,263             590,724            617,769
                                                                         ---------------     ---------------   ----------------
                    Total additions                                           (1,269,141)          7,825,467          5,345,527
                                                                         ---------------     ---------------   ----------------

                           DEDUCTIONS

Deductions from net assets attributed to:
     Benefits paid to participants                                             3,675,701           2,090,826          7,134,695
     Management fees                                                               6,375               7,999              8,992
                                                                         ---------------     ---------------   ----------------
                    Total deductions                                           3,682,076           2,098,825          7,143,687
                                                                         ---------------     ---------------   ----------------
                    Net increase (decrease)                                   (4,951,217)          5,726,642         (1,798,160)

Net assets available for benefits, beginning of year                          32,881,509          27,154,867         28,953,027
                                                                         ---------------     ---------------   ----------------
Net assets available for benefits, end of year                           $    27,930,292     $    32,881,509   $     27,154,867
                                                                         ===============     ===============   ================




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

                  Participant Accounts:

         Each eligible participant's account is credited with the Associate Pre-Tax Contribution and allocations of (a) Matching Contributions, (b) Basic Contributions, and (c) Plan earnings, and charged with an allocation of administrative expenses. Allocations are based on participant earnings or account balances, as set forth in the Plan.

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

                  Disposition of Forfeitures:

         Forfeitures of Matching Contributions resulting from the termination of participants with less than fully vested rights under the Plan shall be applied to reduce Employer's Contributions to the Plan. During 2000 and 1999, there were $7,659 and $4,633, respectively, of forfeitures used to reduce employer contributions. There were no unallocated forfeitures at December 31, 2000 and 1999.

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


3.       Participant Loans:

         Participants may borrow a minimum of $1,000 and up to a maximum equal to the lesser of $50,000 or 50 percent of their vested account balance. The period of repayment may not exceed five years (except in the case of a loan to a Hunt Graphics bargaining unit employee for the purpose of acquiring a principal residence). Loans are required to be repaid through payroll deductions in equal periodic installments of principal and interest. The interest rate on a loan is one percentage point above the prime rate as published in The Wall Street Journal on the first business day of the month in which the loan is made (the Plan provides for use of a reasonable interest rate with respect to Hunt Graphics bargaining unit employees). Participant loans mature from January 2, 2001 to November 9, 2005 and bear interest at 8.75% to 10.5% at December 31, 2000.


4.       Investments:

         The following presents investments that represent 5 percent or more of the Plan's net assets:

                                                                                         December 31,
                                                                                2000                  1999
                                                                          ------------------    ------------------

              Hunt Corporation Common Stock,
                   285,757 and 255,092 shares, respectively               $       1,397,890*    $       2,428,938*

              American Century Balanced Fund,
                   0 and 164,894 shares, respectively                                     0             2,839,477

              American Century Diversified Fund,
                   160,424 and 0 shares, respectively                             2,438,447                     0

              American Century Select Fund,
                   157,359 and 150,928 shares, respectively                       7,126,772             7,950,907

              American Century Stable Fund,
                   4,889,997 and 5,627,462 shares, respectively                   4,889,997             5,627,462

              American Century Ultra Fund,
                   284,478 and 263,254 shares, respectively                       9,208,537            12,051,784

         * Includes $743,505 and $1,268,325 of non participant-directed investments

         During 2000, 1999, and 1998, the Plan's investments (including gains and losses on investments bought and sold, as well as held during the year) appreciated (depreciated) in value as follows:

                                                      2000               1999              1998
                                                      ----               ----              ----

                 Mutual Funds                  $     (4,688,272) $      3,711,882   $      2,203,418
                 Common Stock                        (1,274,254)         (235,425)        (2,333,389)
                                               ----------------  ----------------   ----------------
                                               $     (5,962,526) $      3,476,457   $       (129,971)
                                               ================  ================   ================


5.       Non Participant-Directed

         Information about the net assets and the significant components of the changes in net assets relating to the non participant-directed investments is as follows:

                                                                       2000                1999
                                                                       ----                ----

             Net assets:
               Hunt Corporation common stock                     $        743,505   $     1,268,325


                                                                 2000                  1999                  1998
                                                                 ----                  ----                  ----
             Changes in net assets:
                Contributions                             $        273,763      $        279,265      $       288,212
                Dividends                                           64,881                52,530               50,136
                Net depreciation                                  (730,160)             (134,640)          (1,501,123)
                Benefits paid to participants                     (133,304)              (85,807)            (890,649)
                                                          ----------------      ----------------      ---------------
                                                          $       (524,820)      $       111,348      $    (2,053,324)
                                                          ================      ================      ===============



6.       Reconciliation of Financial Statements to Form 5500:

         The following is a reconciliation of benefits paid to participants per the financial statements to the Form 5500 for the years ended December 31, 2000, 1999 and 1998:

                                                                      2000                1999                 1998
                                                                      ----                ----                 ----

Benefits paid to participants per the
        financial statements                                     $      3,675,701   $      2,090,826   $    7,134,695
Add: Amounts allocated to withdrawing
        participants at end of year                                      -                  -                   -
Less: Amounts allocated to withdrawing participants
        at beginning of year                                             -                  -              (3,090,034)
                                                                 ----------------   ----------------   --------------
Benefits paid to participants per the Form 5500                  $      3,675,701   $      2,090,826   $    4,044,661
                                                                 ================   ================   ==============


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

                                                    Schedule H, Part IV, Item 4i

                                HUNT CORPORATION
                                  SAVINGS PLAN

                 Schedule of Assets Held for Investment Purposes
                             as of December 31, 2000

                                                            Description of Investment
                                               ------------------------------------------------
                                                                                                                     Fair
             Identity of Issuer                   Shares                    Type                    Cost             Value
             ------------------                --------------  --------------------------------  ------------  ------------------

*Hunt Corporation                                    285,757   Common Stock                    $   3,698,256   $       1,397,890

*American Century Investors Funds:
     ACI Brokerage Fund                               70,508   Mutual Fund                               N/A              70,508
     Diversified Fund                                160,424   Mutual Fund                               N/A           2,438,447
     International Growth Fund                        26,377   Mutual Fund                               N/A             288,304
     Lord Abbett Fund                                  8,103   Mutual Fund                               N/A             132,411
     Select Fund                                     157,359   Mutual Fund                               N/A           7,126,772
     Smart Index Fund                                 10,345   Mutual Fund                               N/A             161,687
     Stable Fund                                   4,889,997   Common/Collective Trust                   N/A           4,889,997
     Ultra Fund                                      284,478   Mutual Fund                               N/A           9,208,537
     Value Fund                                      199,634   Mutual Fund                               N/A           1,273,659

Participant Loans                                              Participant loans with
                                                               interest rates from 8.75% to
                                                               10.5%                                                     917,520
                                                                                                               -----------------

                                                                               Total investments               $      27,905,732
                                                                                                               =================

*Party-in-interest