Form 10-Q
period 2001-06-03
HUNT CORP
filed 2001-07-17
CIK 49146

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                June 3, 2001
                              -------------------------------------------------

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


Commission file number                           1-8044
                      ---------------------------------------------------------

                                HUNT CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Pennsylvania                           21-0481254
-------------------------------------------------------------------------------
        (State or other jurisdiction of     (I.R.S. Employer Identification No.)
         incorporation or organization)

      One Commerce Square 2005 Market Street, Philadelphia, PA      19103
-------------------------------------------------------------------------------
          (Address of principal executive offices)               (Zip Code)

          Registrant's telephone no., including area code      215-656-0300
                                                         ----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

As of July 1, 2001, there were outstanding 8,895,569 shares of the registrant's common stock.

                                HUNT CORPORATION


                                      INDEX
                                                                            Page
                                                                            ----


PART I -          FINANCIAL INFORMATION

Item 1 -          Financial Statements

                     Condensed Consolidated Balance Sheets as of               3
                     June 3, 2001 and December 3, 2000

                     Condensed Consolidated Statements of Income -             4
                     Three Months and Six Months Ended
                     June 3, 2001 and May 28, 2000

                     Consolidated Statements of Comprehensive Income -         5
                     Three Months and Six Months Ended
                     June 3, 2001 and May 28, 2000

                     Condensed Consolidated Statements of Cash Flows -         6
                     Six Months Ended June 3, 2001 and May 28, 2000

                     Notes to Condensed Consolidated Financial            7 - 10
                     Statements


Item 2 -          Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                      11-17


Item 3 -          Quantitative and Qualitative Disclosures about
                  Market Risk                                                 18



PART II -         OTHER INFORMATION

Item 1 -          Legal Proceedings                                           19

Item 4 -          Submission of Matters to a Vote of Security Holders         20

Item 6 -          Exhibits and Reports on Form 8-K                            21

                      Signatures                                              22

                      Exhibit Index                                           23

                         Part I -   FINANCIAL INFORMATION                 Page 3

Item 1. Financial Statements

                                Hunt Corporation
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)
                (In thousands except share and per share amounts)

                                                                                   June 3,                   December 3,
                                           ASSETS                                   2001                        2000
                                                                                -------------               -------------
Current assets:
     Cash and cash equivalents                                                  $      18,771               $      23,878
     Accounts receivable, less allowance for doubtful
       accounts: 2001, $945; 2000, $873                                                29,092                      35,058
     Inventories:
         Raw materials                                                                  9,043                       8,446
         Work in process                                                                3,259                       2,784
         Finished goods                                                                15,340                      10,593
                                                                                -------------               -------------
            Total inventories                                                          27,642                      21,823

     Deferred income taxes                                                              5,290                       4,966
     Prepaid expenses and other current assets                                          3,190                       2,590
                                                                                -------------               -------------
              Total current assets                                                     83,985                      88,315

Property, plant and equipment, at cost, less accumulated depreciation and amortization:
  2001, $49,280; 2000, $46,007                                                         39,925                      41,216
Excess of acquisition costs over net assets acquired, net                              23,900                      22,117
Other assets                                                                            9,631                      11,884
                                                                                -------------               -------------
                       Total assets                                             $     157,441               $     163,532
                                                                                =============               =============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                           $       6,950               $       7,876
     Accrued expenses:
       Salaries, wages and commissions                                                  1,243                       2,460
       Income taxes                                                                     3,021                       1,297
       Other                                                                           17,839                      20,274
                                                                                -------------               -------------
              Total current liabilities                                                29,053                      31,907
Long-term debt, less current portion                                                   54,688                      54,682
Deferred income taxes                                                                   2,591                       2,434
Other non-current liabilities                                                          12,428                      12,539
Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.10 par value, authorized 1,000,000
       shares; none issued                                                                  -                           -
     Common stock, $.10 par value, 40,000,000 shares
       authorized; issued:  2001 and 2000 -16,152,322 shares                            1,615                       1,615
     Capital in excess of par value                                                     7,412                       7,412
     Accumulated other comprehensive loss                                              (7,348)                     (6,840)
     Retained earnings                                                                158,788                     158,044
                                                                                -------------               -------------
                                                                                      160,467                     160,231
     Less cost of treasury stock:
     2001 - 7,256,753 shares; 2000 - 6,324,933 shares;                               (101,786)                    (98,261)
                                                                                -------------               -------------
                       Total stockholders' equity                                      58,681                      61,970
                                                                                -------------               -------------
                          Total liabilities and stockholders' equity            $     157,441               $     163,532
                                                                                =============               =============

     See accompanying notes to condensed consolidated financial statements.

                                Hunt Corporation
                   Condensed Consolidated Statements of Income
                                   (Unaudited)
                     (In thousands except per share amounts)

                                                               Three Months Ended                    Six Months Ended
                                                          ----------------------------         ----------------------------
                                                           June 3,             May 28,          June 3,             May 28,
                                                            2001                2000             2001                2000
                                                          -------              -------         --------            --------
Net sales                                                 $53,565              $62,863         $109,430            $123,496

Cost of sales                                              33,440               40,738           67,886              79,454
                                                          -------              -------         --------            --------


   Gross profit                                            20,125               22,125           41,544              44,042


Selling, administrative and general expenses               17,469               19,996           35,034              37,877

Restructuring and other                                        43                 (171)              84                (171)
                                                          -------              -------         --------            --------

   Income from operations                                   2,613                2,300            6,426               6,336


Interest expense                                            1,020                1,058            2,147               2,202

Interest and other income, net                                (68)                (319)            (276)               (815)
                                                          -------              -------         --------            --------

   Income before income taxes                               1,661                1,561            4,555               4,949

Provision for income taxes                                    678                  546            1,893               1,732
                                                          -------              -------         --------            --------

   Net income                                                $983               $1,015           $2,662              $3,217
                                                          =======              =======         ========            ========


Net income per share - Basic                                $0.11                $0.10            $0.30               $0.32
                                                          =======              =======         ========            ========

Net income per share - Diluted                              $0.11                $0.10            $0.29               $0.32
                                                          =======              =======         ========            ========

Dividends per common share                                $0.1025              $0.1025           $0.205              $0.205
                                                          =======              =======         ========            ========

     See accompanying notes to condensed consolidated financial statements.

                                Hunt Corporation
                 Consolidated Statements of Comprehensive Income
                                   (Unaudited)
                                 (In thousands)

                                                                  Three Months Ended                 Six Months Ended
                                                                ----------------------          -------------------------
                                                                June 3,        May 28,          June 3,           May 28,
                                                                 2001           2000             2001              2000
                                                                ------        --------          -------           -------
Net income                                                      $  983        $  1,015          $ 2,662           $ 3,217

Other comprehensive loss:
     Foreign currency translation adjustments,
      net of income tax benefit of $1,219
      and $362 in 2001, and $1,524 and $1,787 in 2000,
      respectively                                              (1,769)         (3,319)            (508)           (2,830)
                                                                ------        --------          -------           -------

Other comprehensive loss                                        (1,769)         (3,319)            (508)           (2,830)
                                                                ------        --------          -------           -------

Comprehensive income (loss)                                     $ (786)       $ (2,304)         $ 2,154           $   387
                                                                ======        ========          =======           =======

     See accompanying notes to condensed consolidated financial statements.

                                                                          Page 6
                                Hunt Corporation
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)

                                                                                            Six Months Ended
                                                                                   -----------------------------------
                                                                                      June 3,              May 28,
                                                                                       2001                 2000
                                                                                   -----------          --------------
Cash flows from operating activities:
Net income                                                                         $     2,662           $       3,217
Adjustments to reconcile net income to net cash
   provided by (used for) operating activities:
     Depreciation and amortization                                                       4,046                   4,454
     Deferred income taxes                                                                (162)                     81
     (Gain) loss on disposals of property, plant and equipment                             (10)                     44
     Provision for patent infringement litigation                                          102                       -
     Payments/credits for special charges                                                 (306)                 (1,182)
     Issuance of stock under management incentive bonus
         and stock grant plans                                                              60                      59
     Changes in operating assets and liabilities                                        (1,713)                (11,909)
                                                                                   -----------           -------------
          Net cash provided by (used for) operating activities                           4,679                  (5,236)
                                                                                   -----------           -------------

Cash flows from investing activities:
   Additions to property, plant and equipment                                           (2,081)                 (3,032)
   Acquisition of business                                                                (152)                    (60)
   Other, net                                                                              (53)                      -
                                                                                   -----------           -------------
         Net cash used for investing activities                                         (2,286)                 (3,092)
                                                                                   -----------           -------------

Cash flows from financing activities:
   Proceeds from issuance of long-term debt                                              4,598                   4,627
   Payments on long-term debt, including current maturities                             (4,522)                 (6,199)
   Book overdrafts                                                                      (2,012)                     60
   Purchases of treasury stock                                                          (3,680)                 (2,784)
   Dividends paid                                                                       (1,823)                 (2,049)
   Other, net                                                                               (5)                    (57)
                                                                                   -----------           -------------
         Net cash used for financing activities                                         (7,444)                 (6,402)
                                                                                   -----------           -------------

Effect of exchange rate changes on cash                                                    (56)                   (143)
                                                                                   -----------           -------------

Net decrease in cash and cash equivalents                                               (5,107)                (14,873)

Cash and cash equivalents, beginning of period                                          23,878                  36,897
                                                                                   -----------           -------------

Cash and cash equivalents, end of period                                          $     18,771           $      22,024
                                                                                  ============           =============

     See accompanying notes to condensed consolidated financial statements.

                                Hunt Corporation
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


1. The accompanying condensed consolidated financial statements and related notes are unaudited; however, in management's opinion all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position at June 3, 2001 and the results of operations and cash flows for the periods shown have been made. Such statements are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by generally accepted accounting principles or those normally made in Form 10-K.


2. A reconciliation of weighted average common shares outstanding to weighted average common shares outstanding assuming dilution in calculating the earnings per share is shown below (in thousands):

                                                       Three Months Ended
                                                     ------------------------
                                                     June 3,           May 28,
                                                      2001              2000
                                                     -----             -----
Average common shares outstanding - basic            8,892             9,914

Add: common equivalent shares representing
shares issuable upon exercise of stock options
and stock grants                                        71                11
                                                     -----             -----

Average common shares and dilutive
securities outstanding                               8,963             9,925
                                                     =====             =====

                                                          Six Months Ended
                                                     ------------------------
                                                     June 3,           May 28,
                                                      2001              2000
                                                     -----             -----
Average common shares outstanding - basic            8,977             9,969

Add: common equivalent shares representing
shares issuable upon exercise of stock options
and stock grants                                        56               14
                                                     -----            -----

Average common shares and dilutive
securities outstanding                               9,033            9,983
                                                     =====            =====

3. The following table sets forth the details and the cumulative activity for the six months ended June 3, 2001 in the various accruals and reserves associated with the Company's 1999 restructuring plan included in the Condensed Consolidated Balance Sheet at June 3, 2001 (in thousands):

                                 Balance at                          Cash         Non-Cash          Balance at
                               December 3, 2000        Credits     Activity       Activity          June 3, 2001
                              -----------------        -------     --------       --------          ------------
Severance                          $   790              $(1)       $ (287)          $(2)               $ 500

Lease Obligations                      249                -             -             -                  249

Fixed Assets                            20               (7)          (11)           (2)                   -
                                   -------              ---        ------           ---                -----

Total                              $ 1,059              $(8)       $ (298)          $(4)               $ 749
                                   =======              ===        ======           ===                =====

4. Several years ago, the Company was sued for patent infringement with respect to one of its minor products. After a jury trial in 1998, the U. S. District Court for the Western District of Wisconsin entered judgment against the Company in this matter and awarded damages to the plaintiffs in the amount of $3.3 million, plus interest and costs. The verdict was appealed, and, contrary to the expectations of the Company and its patent counsel, a three-judge panel of the
U. S. Court of Appeals affirmed the judgment in July 2000. Subsequently, a request, filed with the Court of Appeals by the Company to have the case reconsidered by all twelve judges of the Court of Appeals, was denied in October 2000. As a result, the Company recorded a liability of $3.8 million pre-tax (including interest and costs) in fiscal 2000. The Company and its patent counsel then requested a review of the decision by the Supreme Court of the United States. The petition for review by the Supreme Court was denied in April 2001. The Company recorded an additional liability of $.1 million pre-tax for interest costs in the first half of fiscal 2001, which is included in the accompanying fiscal 2001 Condensed Consolidated Statements of Operations under Restructuring and other. Subsequent to the end of the fiscal 2001 second quarter, the Company made a payment to the plaintiff in the amount of approximately $3.9 million with respect to this judgment. However, the Company and its patent counsel continue to pursue other options for overturning the verdict.


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

   Six Months Ended       Consumer      Graphics
    June 3, 2001          Products      Products      Corporate     Consolidated
----------------------    --------      --------      ---------     ------------

Net external sales        $ 48,414      $ 61,016                     $ 109,430
                          ========      ========                     =========

Operating income          $  8,361      $  2,514      $ (4,100)      $   6,775
                          ========      ========      ========

Patent infringement
  litigation costs        $   (102)     $      -      $      -            (102)
                          ========      ========      ========

Restructuring
  reversals               $      -      $      8      $      -               8
                          ========      ========      ========

Implementation costs      $   (118)     $   (137)     $      -            (255)
                          ========      ========      ========       ---------

Income from operations                                               $   6,426
Interestexpense                                                         (2,147)
Interestincome                                                             468
Other income, net                                                         (192)

Income from continuing
 operations before
 income taxes                                                        $   4,555
                                                                     =========

Identifiable assets       $ 35,474      $ 85,812      $ 36,155       $ 157,441
                           ========     ========      ========       =========


   Six Months Ended       Consumer      Graphics
    May 28, 2000          Products      Products      Corporate     Consolidated
----------------------    --------      --------      ---------     ------------

Net external sales        $ 50,252      $ 73,244                     $ 123,496
                          ========      ========                     =========

Operating income          $  7,299      $  4,481      $ (3,387)      $   8,393
                          ========      ========      ========

Restructuring and
  net gain on
  divestitures            $    133      $     82      $      -             215
                          ========      ========      ========


Implementation costs      $      -      $ (2,095)     $   (177)         (2,272)
                          ========      ========      ========       ---------

Income from operations                                               $   6,336
Interest expense                                                        (2,202)
Interest income                                                            795
Other income, net                                                           20
                                                                     ---------
Income from continuing
 operations before
 income taxes                                                        $   4,949
                                                                     =========

Identifiable assets       $ 35,610      $ 95,274      $ 38,193       $ 169,077
                          ========      ========      ========       =========

6. In fiscal 2001 the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." This standard requires that all derivative instruments be recorded on the balance sheet at fair value and establishes criteria for designation and effectiveness of the hedging relationships. There was no cumulative effect of adopting SFAS No. 133 to the Company's condensed consolidated financial statements as of June 3, 2001, since the Company had no outstanding derivatives as of December 3, 2000.

         During the second quarter of fiscal 2001, the Company entered into foreign exchange forward contracts to reduce its risk from exchange rate fluctuations associated with receivables and payables denominated in foreign currencies that arise primarily as a result of its operations outside the United States of America. The fair value of these contracts, which typically have maturities of approximately thirty days, was not material at June 3, 2001. Gains and losses on these instruments are recorded in other income, net in the Company's Condensed Consolidated Statement of Income. Principal foreign currencies include the Euro, the British pound sterling and the Canadian dollar. The Company does not hold or purchase any foreign currency contracts for trading purposes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion includes certain forward-looking statements within the meaning of the Private Securities Litigation Act of 1995. Such forward-looking statements represent management's assessment based upon information currently available, but are subject to risks and uncertainties which could cause actual results to differ materially from those set forth in the forward-looking statements. These risks and uncertainties include, but are not limited to, the Company's ability to successfully complete the implementation, and realize the anticipated growth and other benefits, of its restructuring and strategic plans on a timely basis; the effect of, and changes in, worldwide general economic conditions including the severity of any economic slowdown; price and availability of raw materials; foreign exchange rates; technological and other changes affecting the manufacture of and demand for the Company's products; competitive and other pressures in the market place particularly within the Company's graphics products business segment; and other risks and uncertainties set forth herein and in the Company's 2000 Form 10-K and as may be set forth in the Company's subsequent Forms 10-Q, 8-K and other filings with the Securities and Exchange Commission.

In October 1999, the Company initiated a comprehensive reorganization and restructuring plan (the "1999 restructuring plan"). The major components of the 1999 restructuring plan include (with principal emphasis on the Company's Graphics Products business) creating manufacturing centers of excellence, outsourcing the Company's European distribution activities and consolidating its U.S. distribution activities, and focusing its product offering and marketing efforts. The Company completed the consolidation of its operations and distribution activities in the U.S. and the outsourcing of its European distribution activities contemplated by the 1999 restructuring plan during fiscal 2000. In addition, the Company has substantially completed the planned consolidation of its European manufacturing operations. The Company has spent approximately $5.5 million pre-tax for implementation costs of this plan through fiscal 2000 and expects to spend an additional $.4 million pre-tax in fiscal 2001 (to be recorded as period costs as incurred). During the second quarter and first half of fiscal 2001, the Company recorded $.1 million and $.3 million, respectively, of such implementation costs, compared to $2.0 million and $2.3 million, respectively, for the same prior year periods. These implementation costs consisted primarily of employee retention bonuses, severance, relocation, outplacement, and other costs and are included in the Condensed Statements of Income for the three months and six months ended June 3, 2001 and May 28, 2000 as follows (in millions except per share data):

                                      Three Months               Three Months
                                         Ended                      Ended
                                     June 3, 2001                May 28, 2000
                                ----------------------     -------------------------
                                             Per Share                     Per Share
                                  $           Amount         $              Amount
                                ----         ---------     ----            ---------
Cost of sales                     -                -       $1.1                 $.07
Selling, administrative &
  general expenses              $.1                -         .9                  .06
                                ---
                                             ---------     ----             --------
Total                           $.1                -       $2.0                 $.13
                                ===          =========     ====             ========

                                       Six Months                Six Months
                                         Ended                      Ended
                                     June 3, 2001                May 28, 2000
                                ----------------------     -------------------------
                                             Per Share                     Per Share
                                  $           Amount         $              Amount
                                ----         ---------     ----            ---------
Cost of sales                     -                -       $1.2                 $.08
Selling, administrative &
  general expenses              $.3             $.02        1.1                  .07
                                ---             ----       ----                -----
Total                           $.3             $.02       $2.3                 $.15
                                ===             ====       ====                =====

The Company realized pre-tax cost savings from the 1999 restructuring plan of $1.0 million and $2.0 million during the second quarter and first half of fiscal 2001, respectively. Although the Company expects realization of future cost savings, there can be no assurance that they will be achieved. (Note: All earnings per share amounts included in Management's Discussion and Analysis are presented on an after-tax, diluted basis.)

The following tables provide a comparison of the Company's reported results and the results excluding restructuring related items and other special items for the three months and six months ended June 3, 2001 and May 28, 2000 (in millions except per share data):

                                                                      Three Months Ended
                                                                        June 3, 2001
                                       ----------------------------------------------------------------------------
                                          Gross            Income from               Net             Per Share
                                          Profit            Operations             Income              Amount
                                       -------------    -------------------     --------------    -----------------
Reported results                          $20.1                   $2.6               $1.0                 $.11
1999 restructuring plan
   implementation costs                       -                     .1                  -                    -
Patent infringement
   litigation interest                        -                     .1                 .1                  .01
                                       --------             ----------           --------           ----------
Results excluding special items           $20.1                   $2.8               $1.1                 $.12
                                       ========             ==========           ========           ==========

                                                                         Page 13

                                                                     Three Months Ended
                                                                        May 28, 2000
                                       ----------------------------------------------------------------------------
                                          Gross            Income from               Net             Per Share
                                          Profit            Operations             Income              Amount
                                       -------------    -------------------     --------------    -----------------
Reported results                          $22.1                   $2.3               $1.0                 $.10
1999 restructuring plan
   implementation costs                     1.2                    2.0                1.3                  .13
Reversals of accruals of
   1997 strategic plan                        -                    (.1)                 -                    -
Gain on sale of business
   divestitures                               -                    (.1)               (.1)                (.01)
                                       --------             ----------           --------           ----------
Results excluding special items           $23.3                   $4.1               $2.2                 $.22
                                       ========             ==========           ========           ==========


                                                                      Six Months Ended
                                                                       June 3, 2001
                                       ----------------------------------------------------------------------------
                                          Gross            Income from               Net             Per Share
                                          Profit            Operations             Income              Amount
                                       -------------    -------------------     --------------    -----------------
Reported results                          $41.5                   $6.4               $2.7                 $.29
1999 restructuring plan
   implementation costs                                             .3                 .1                  .02
                                              -
Patent infringement
   litigation interest                        -                     .1                 .1                  .01
                                       --------             ----------           --------           ----------
Results excluding special items           $41.5                   $6.8               $2.9                 $.32
                                       ========             ==========           ========           ==========


                                                                      Six Months Ended
                                                                        May 28, 2000
                                       ----------------------------------------------------------------------------
                                          Gross            Income from               Net             Per Share
                                          Profit            Operations             Income              Amount
                                       -------------    -------------------     --------------    -----------------
Reported results                          $44.0                   $6.3               $3.2                 $.32
1999 restructuring plan
   implementation costs                     1.3                    2.3                1.5                  .15
Reversals of accruals of
   1997 strategic plan                        -                    (.1)                 -                    -
Gain on sale of business
   divestitures                               -                    (.1)               (.1)                (.01)
                                       --------             ----------           --------           ----------
Results excluding special items           $45.3                   $8.4               $4.6                 $.46
                                       ========             ==========           ========           ==========

                                                                         Page 14
Results of Operations

Net Sales

Net sales of $53.6 million for the second quarter and $109.4 million for the first half of fiscal 2001 decreased 15% and 11%, respectively, from the corresponding periods of fiscal 2000. These decreases were largely due to lower sales of graphics products (down 21% for the second quarter and 17% for the first half), and lower sales of consumer products (down 5% for the second quarter and 4% for the first half). The decrease in graphics products sales was due to lower sales of consumables and equipment products (down 30% and 35% for the second quarter and 26% and 28% for the first half, respectively), while board products decreased 4% for the second quarter and 3% for the first half of fiscal 2001. Export sales decreased 13% and 10% in the fiscal 2001 second quarter and first half, respectively, compared to the same prior year periods due to lower sales in Canada and Latin America. Foreign sales, which are principally sales of graphics products, decreased 27% and 18% in the second quarter and first half of fiscal 2001, respectively, compared to the same prior year periods. Excluding the impact of currency exchange rates, foreign sales would have decreased 23% and 12% for the second quarter and first half of fiscal 2001, respectively, from the comparable prior year periods.

Management believes that the decrease in sales was largely due to the continuing economic slowdown in the U.S., to lower sales to certain large graphics products customers (several of whom have decided to exit the graphics business), to increased competition in the graphics products business, and to a softening in the Company's European graphics markets. Further, there have been recent announcements of planned closings of certain office products superstores which may have an adverse effect on future consumer and graphics products sales. Thus far in the third fiscal 2001 quarter, the Company is continuing to experience softness in demand for some of its products, particularly the graphics products business both domestically and foreign. Management is uncertain how long this trend will continue. Management also continues to consider and evaluate various strategies to strengthen the Company and increase shareholder value.

Gross Profit

The Company's gross profit percentage increased to 37.6% of net sales in the second quarter of fiscal 2001 from 35.2% in the second quarter of fiscal 2000 and increased to 38.0% in the first half of fiscal 2001 compared to 35.7% in the first half of fiscal 2000. However, gross margin dollars decreased $2.0 million and $2.5 million in the second quarter and first half of fiscal 2001, respectively, from the same prior year periods. The decreases in gross margin dollars in fiscal 2001 were due largely to lower sales volume, particularly the graphics products business, compared to the same prior year periods. The increases in the gross profit percentages relative to the prior year periods were primarily the result of cost savings resulting from the 1999 restructuring plan, favorable net inventory adjustments, lower pension costs, and higher implementation costs incurred in fiscal 2000 related to the 1999 restructuring plan. Excluding the effects of the implementation costs, the gross profit percentages would have been 37.0% and 36.7% in the second quarter and first half of fiscal 2000, respectively. Since the end of fiscal 2000, the Company has experienced some cost reductions for certain of its raw materials. Management is uncertain if this trend will continue.

Selling, Administrative and General Expenses

Selling, administrative and general expenses decreased $2.5 million, or 13%, in the second quarter of fiscal 2001 and $2.8 million, or 8%, in the first half of fiscal 2001 compared to the same prior year periods. The decrease was partially due to lower marketing and selling expenses (e.g., lower sales volume, pension costs, product development costs, recruiting and relocations expenses, and implementation costs, partially offset by higher net promotional advertising and trade show expenses). In addition, general and administrative expenses were lower due principally to an increase in the cash surrender value of officers' life insurance policies, lower pension costs and lower salaries and benefits attributable to the cost savings resulting from the implementation of the 1999 restructuring plan, partially offset by higher depreciation expense, professional services fees and other costs.

Selling, administrative and general expenses, as a percentage of net sales, totaled 32.6% and 32.0% in the second quarter and first half of fiscal 2001, respectively, and 31.8% and 30.7%, respectively, in the same prior year periods.

Restructuring and Other

The Company recorded interest of $51,000 and $102,000 in the second quarter and first half of fiscal 2001, respectively, in connection with a previously reported patent infringement suit judgment for which the Company had recorded a liability of $3.8 million in fiscal 2000. Subsequent to the end of the second quarter of fiscal 2001, the Company made a payment to the plaintiff in the amount of approximately $3.9 million with respect to this judgment.

In addition, during the second quarter of fiscal 2001, the Company reduced by $8,000 a reserve related to its 1999 restructuring plan. This reserve reduction reflected lower than anticipated losses in asset disposals. Also, during the first half of fiscal 2001, the Company recorded a net gain on disposals of property, plant and equipment of $10,000.

Provision for Income Taxes

The Company's effective income tax rate was 40.8% and 41.6% for the second quarter and first half of fiscal 2001, respectively, and 35.0% for the same prior year periods. The increases in the effective income tax rates was due principally to the impact of items not deductible for income tax purposes (primarily of goodwill amortization) in relation to pre-tax income.

Net Income and Earnings Per Share

Net income of $1.0 million for the second quarter of fiscal 2001 was largely unchanged from the second quarter of fiscal 2000, and net income of $2.7 million for the fiscal 2001 first half decreased $.5 million from the first half of fiscal 2000. Excluding the effects of special items recorded during the second quarter and first half of fiscal 2001 in connection with the implementation of the 1999 restructuring plan and reduction of reserves related to its 1997 business divestitures, earnings per share would have been $.12 and $.32 per share for the second quarter and first half of fiscal 2001, respectively, compared to

$.22 and $.46 per share, respectively, for the same prior year periods. These decreases were due primarily to lower sales, partially offset by the favorable impact of lower average common shares outstanding as a result of the Company's stock repurchase program (average diluted common shares outstanding were 8,963,382 and 9,033,489 in the second quarter and first half of fiscal 2001, respectively, and were 9,924,778 and 9,982,778, respectively, for the same prior year periods).

Financial Condition

The Company's working capital decreased to $54.9 million from $56.4 million, and its current ratio increased to 2.9 from 2.8, at the end of the second quarter of fiscal 2001 from the end of fiscal 2000, respectively. The Company's debt/capitalization percentage was 48% at the end of the fiscal 2001 second quarter compared to 47% at the end of fiscal 2000. Funds from operations and available cash balances were sufficient during the first six months of fiscal 2001 to fund the repurchase of $3.7 million of the Company's common shares, to fund additions to property, plant and equipment of $2.1 million, and to pay cash dividends of $1.8 million.

Current assets decreased to $84.0 million at the end of the second quarter of fiscal 2001 from $88.3 million at the end of fiscal 2000 largely as a result of lower cash and cash equivalents and lower accounts receivable balances, partially offset by higher inventory balances. The decrease in cash and cash equivalents was largely due to items discussed in the preceding paragraph. Accounts receivable decreased $6.0 million from the $35.1 million balance at the end of fiscal 2000 due to increased collections, timing of customer dating promotions and to lower sales in the last month of the fiscal 2001 second quarter compared to the last month of fiscal 2000. Inventories increased to $27.6 million at the end of the fiscal 2001 second quarter from $21.8 million at the end of fiscal 2000 due primarily to inventory build-up in connection with the Company's back-to-school programs and to lower than planned sales in the first half of fiscal 2001.

Current liabilities decreased to $29.1 million at the end of the second quarter of fiscal 2001 from $31.9 million at the end of fiscal 2000. This decrease was largely attributable to the timing of accounts payable payments ($.9 million), other liabilities payments ($2.1 million), and the payment of a $.8 million special performance award to Company employees which had been accrued for at the end of fiscal 2000, partially offset by an increase in income taxes liability ($1.7 million) due to timing of payments and expected receipt of an income tax refund.

The effect of unfavorable currency exchange rates for the Euro and the British pound sterling was the principal cause for the $0.5 million increase in the accumulated other comprehensive loss account in stockholders' equity.

The Company has a revolving credit agreement of $50 million and lines of credit facilities at its foreign operations of 1.5 million British pounds sterling (approximately $2.2 million) and 1.1 million Euros (approximately $1.0 million). There were outstanding borrowings totaling $2.7 million under these credit facilities at June 3, 2001. Management believes that funds generated from operations, combined with the existing credit facilities, will be sufficient to meet currently anticipated working capital and other capital and debt service requirements. Should the Company require additional funds, management believes that the Company could obtain them at competitive costs. While subject to change, management currently expects that total fiscal 2001 expenditures for additions to property, plant and equipment to increase capacity and productivity will be approximately $5.0 million, of which approximately $2.1 million has been expended through the first six months of fiscal 2001.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk


The Company is exposed to the impact of foreign currency exchange rate changes. The Company's objective in managing the exposure to these changes is to reduce the risk on earnings and cash flow associated with foreign exchange rate changes. As a result, the Company enters into foreign exchange forward contracts to reduce risks associated with the value of its existing foreign currency assets, liabilities and anticipated foreign revenues and costs. The gains and losses on these contracts are intended to offset changes in the related exposures. The Company does not hedge its foreign currency exposure in a manner that would entirely eliminate the effects of changes in foreign exchange rates on the Company's consolidated net income. The Company does not hold or purchase any foreign currency contracts for trading purposes.

In the normal course of operations, the Company also faces other risks that are either nonfinancial or nonquantifiable. Such risks principally include changes in economic or political conditions, other risks associated with foreign operations, commodity price risk and litigation risks.

PART II -  OTHER INFORMATION


Item 1 - Legal Proceedings

Reference is made to Part I, Item 3 of the Company's fiscal 2000 Form 10-K and to Note 4 to the Condensed Consolidated Financial Statements herein.

                           Part II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders

(a) and (c)

         The Company's Annual Meeting of Shareholders was held on April 18, 2001, and in connection therewith, proxies were solicited by management pursuant to Regulation 14 under the Securities Exchange Act of 1934. An aggregate of 8,886,099 shares of the Company's common stock ("Shares") were outstanding and entitled to vote at the meeting. At the meeting the following matters (not including ordinary procedural matters) were submitted to a vote of the holders of Shares, with the results indicated below:

1. Election of a class of three directors to serve until the 2004 Annual Meeting. The following persons, all of whom were serving as directors and were management's nominees for reelection, were reelected. There was no solicitation in opposition to such nominees. The tabulation of votes was as follows:

----------------------------------------------------------------------------------------------------------------
                                                                                    Withheld
          Nominee                                 For                   (including any broker nonvotes)
----------------------------------------------------------------------------------------------------------------
Mary R. (Nina) Henderson                       7,785,426                            469,969
----------------------------------------------------------------------------------------------------------------
William F. Hamilton, Ph.D.                     7,785,444                            469,951
----------------------------------------------------------------------------------------------------------------
Victoria B. Vallely                            7,785,232                            470,163
----------------------------------------------------------------------------------------------------------------

2. Ratification of independent auditors. The appointment of PricewaterhouseCoopers LLP as the Company's independent auditors for fiscal 2001 was ratified. The tabulation of votes was as follows:

===================================================================================================================
                                                                                      Abstentions
              For                               Against                    (including any broker nonvotes)
-------------------------------------------------------------------------------------------------------------------
             8,213,536                           18,216                                 19,602
===================================================================================================================

Item 6 - Exhibits and Reports on Form 8-K


(a) Exhibits

    27 Financial Data Schedule for the quarter ended June 3, 2001.


(b) Reports on Form 8-K

       No reports on Form 8-K were filed during the quarter for which this report is filed.


_____________

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                HUNT CORPORATION


Date      July 17, 2001            By    /s/  William E. Chandler
    ----------------------------     ------------------------------------------
                                     William E. Chandler
                                     Senior Vice President, Finance
                                     (Principal Financial Officer)


Date      July 17, 2001            By    /s/  Donald L. Thompson
    -----------------------------    ------------------------------------------
                                     Donald L. Thompson
                                     Chairman of the Board
                                     and Chief Executive Officer


Date      July 17, 2001            By    /s/  John Fanelli III
    -----------------------------    ------------------------------------------
                                     John Fanelli III
                                     Vice President, Corporate Controller
                                     (Principal Accounting Officer)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                HUNT CORPORATION.


  Date      July 17, 2001            By
      ----------------------------     ----------------------------------------
                                       William E. Chandler
                                       Senior Vice President, Finance
                                       (Principal Financial Officer)


  Date      July 17, 2001            By
      -----------------------------    ----------------------------------------
                                       Donald L. Thompson
                                       Chairman of the Board
                                       and Chief Executive Officer


  Date      July 17, 2001            By
      -----------------------------    ----------------------------------------
                                       John Fanelli III
                                       Vice President, Corporate Controller
                                       (Principal Accounting Officer)

                                  EXHIBIT INDEX


Exhibit 27 - Financial Data Schedule for the quarter ended June 3, 2001