Form 10-Q
period 2001-09-02
HUNT CORP
filed 2001-10-17
CIK 49146

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              September 2, 2001
                              -------------------------------------------------

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


Commission file number                       1-8044
                      ---------------------------------------------------------


                                HUNT CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Pennsylvania                            21-0481254
-------------------------------------------------------------------------------
   (State or other jurisdiction of       (I.R.S. Employer Identification No.)
    incorporation or organization)


   One Commerce Square 2005 Market Street, Philadelphia, PA        19103
-------------------------------------------------------------------------------
         (Address of principal executive offices)                (Zip Code)

Registrant's telephone no., including area code          215-656-0300
                                               --------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       -----  -----

As of September 30, 2001, there were outstanding 8,895,569 shares of the registrant's common stock.

                                HUNT CORPORATION

                                     INDEX

                                                                                               Page
                                                                                              ------
PART I -   FINANCIAL INFORMATION

Item 1 -   Financial Statements

                     Condensed Consolidated Balance Sheets as of                                    3
                     September 2, 2001 and December 3, 2000

                     Condensed Consolidated Statements of Operations -                              4
                     Three Months and Nine Months Ended
                     September 2, 2001 and September 3, 2000

                     Consolidated  Statements  of  Comprehensive  Income  (Loss)                    5
                     -  Three Months and Nine Months Ended
                     September 2, 2001 and September 3, 2000

                     Condensed Consolidated Statements of Cash Flows -                              6
                     Nine Months Ended September 2, 2001 and September 3,
                     2000

                     Notes to Condensed Consolidated Financial                                 7 - 10
                     Statements


Item 2 -   Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                               11-17


Item 3 -   Quantitative and Qualitative Disclosures about Market Risk                             18


PART II -  OTHER INFORMATION

Item 1 -   Legal Proceedings                                                                     19

Item 6 -   Exhibits and Reports on Form 8-K                                                      20

                     Signatures                                                                  21

                         Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                Hunt Corporation
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)
                (In thousands except share and per share amounts)

                                                                                September 2,      December 3,
                                           ASSETS                                  2001              2000
                                                                                ------------      -----------
Current assets:
     Cash and cash equivalents                                                   $  12,134         $  23,878
     Estimated net proceeds from business to be divested                            26,643              --
     Accounts receivable, less allowance for doubtful
       accounts: 2001, $709; 2000, $873                                             32,120            35,058
     Inventories:
         Raw materials                                                               3,165             8,446
         Work in process                                                             1,388             2,784
         Finished goods                                                              4,004            10,593
                                                                                 ---------         ---------
            Total inventories                                                        8,557            21,823

     Deferred income taxes                                                           2,421             4,966
     Prepaid expenses and other current assets                                       9,123             2,590
                                                                                 ---------         ---------
              Total current assets                                                  90,998            88,315

Property, plant and equipment, at cost, less accumulated depreciation and amortization:
  2001, $41,970; 2000, $46,007                                                      25,104            41,216
Excess of acquisition costs over net assets acquired, net                            1,224            22,117
Other assets                                                                         9,288            11,884
                                                                                 ---------         ---------
                       Total assets                                              $ 126,614         $ 163,532
                                                                                 =========         =========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt                                           $  27,870         $    --
     Accounts payable                                                                5,371             7,876
     Accrued expenses:
       Salaries, wages and commissions                                               2,032             2,460
       Income taxes                                                                    329             1,297
       Other                                                                        11,647            20,274
                                                                                 ---------         ---------
              Total current liabilities                                             47,249            31,907
Long-term debt, less current portion                                                27,000            54,682
Deferred income taxes                                                                1,152             2,434
Other non-current liabilities                                                       14,122            12,539
Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.10 par value, authorized 1,000,000
       shares; none issued                                                            --                --
     Common stock, $.10 par value, 40,000,000 shares
       authorized; issued:  2001 and 2000 -16,152,322 shares                         1,615             1,615
     Capital in excess of par value                                                  7,412             7,412
     Accumulated other comprehensive loss                                             (331)           (6,840)
     Retained earnings                                                             130,181           158,044
                                                                                 ---------         ---------
                                                                                   138,877           160,231
     Less cost of treasury stock:
     2001 - 7,256,753 shares; 2000 - 6,324,933 shares;                            (101,786)          (98,261)
                                                                                 ---------         ---------
                       Total stockholders' equity                                   37,091            61,970
                                                                                 ---------         ---------
                          Total liabilities and stockholders' equity             $ 126,614         $ 163,532
                                                                                 =========         =========

     See accompanying notes to condensed consolidated financial statements.

                                Hunt Corporation
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
                     (In thousands except per share amounts)

                                                                   Three Months Ended                 Nine Months Ended
                                                              ----------------------------       ----------------------------
                                                              September 2,    September 3,       September 2,    September 3,
                                                                 2001            2000               2001             2000
                                                              (13 weeks)      (14 weeks)          (39 weeks)      (40 weeks)
                                                              ------------    ------------       -----------      -----------
Net sales                                                      $  42,712        $ 46,750           $124,041         $132,226

Cost of sales                                                     27,054          28,047             75,288           80,604
                                                              ----------       ---------          ---------        ---------


   Gross profit                                                   15,658          18,703             48,753           51,622


Selling, administrative and general expenses                      13,261          14,059             38,915           40,336

Restructuring and other                                             (207)          3,631               (115)           3,530
                                                              ----------       ---------          ---------        ---------

   Income from operations                                          2,604           1,013              9,953            7,756


Interest expense                                                   1,052           1,055              3,107            3,245

Interest and other income, net                                       (31)           (251)              (389)            (816)
                                                              ----------       ---------          ---------        ---------

   Income from continuing operations
      before income taxes                                          1,583             209              7,235            5,327

Provision (benefit) for income taxes                                 432             (93)             2,405            1,809
                                                              ----------       ---------          ---------        ---------

   Income from continuing operations                               1,151             302              4,830            3,518
                                                              ----------       ---------          ---------        ---------

Discontinued operations:
  Loss from discontinued business,
     net of tax benefit of $115 and $194 in 2001,
     and $641 and $810 in 2000, respectively                      (1,132)         (1,590)            (2,149)          (1,589)
  Estimated loss on disposal of discontinued
     business, net of tax benefit of $2,495                      (27,715)           --              (27,715)            --
                                                              ----------       ---------          ---------        ---------

Net income (loss)                                             ($  27,696)      ($  1,288)         ($ 25,034)        $  1,929
                                                              ==========       =========          =========        =========

Basic earnings per common share:
   Income from continuing operations                           $    0.13        $   0.03           $   0.54         $   0.35
   Loss from discontinued business                            ($    0.13)      ($   0.16)         ($   0.24)       ($   0.16)
   Estimated loss on disposal of discontinued business        ($    3.11)           --            ($   3.10)            --
                                                              ----------       ---------          ---------        ---------
Net income (loss) per share - Basic                           ($    3.11)      ($   0.13)         ($   2.80)        $   0.19
                                                              ==========       =========          =========        =========

Diluted earnings per common share:
   Income from continuing operations                           $    0.13        $   0.03           $   0.54         $   0.35
   Loss from discontinued business                            ($    0.13)      ($   0.16)         ($   0.24)       ($   0.16)
   Estimated loss on disposal of discontinued business        ($    3.11)           --            ($   3.10)            --
                                                              ----------       ---------          ---------        ---------
Net income (loss )per share - Diluted                         ($    3.11)      ($   0.13)         ($   2.80)        $   0.19
                                                              ==========       =========          =========        =========

Dividends per common share                                     $   0.103        $  0.103           $  0.205         $  0.308
                                                              ==========       =========          =========        =========

     See accompanying notes to condensed consolidated financial statements.

                                Hunt Corporation
             Consolidated Statements of Comprehensive Income (Loss)
                                   (Unaudited)
                                 (In thousands)

                                                                  Three Months Ended                 Nine Months Ended
                                                              ----------------------------      --------------------------
                                                              September 2,    September 3,      September 2,  September 3,
                                                                 2001            2000               2001         2000
                                                              (13 weeks)      (14 weeks)         (39 weeks)   (40 weeks)
                                                              ------------    ------------      ------------  ------------
Net income (loss)                                               $(27,696)      $ (1,288)          $(25,034)     $  1,929

Other comprehensive income (loss):
     Foreign currency translation adjustments,
      net of income tax expense (benefit) of $2,631 and
      $3,242 in 2001, and $(375) and $(2,059) in 2000,
      respectively                                                 7,017           (661)             6,509        (3,980)
                                                                --------       --------           --------      --------

Other comprehensive income (loss)                                  7,017           (661)             6,509        (3,980)
                                                                --------       --------           --------      --------

Comprehensive income (loss)                                     $(20,679)      $ (1,949)          $(18,525)     $ (2,051)
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

                                Hunt Corporation
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)

                                                                            Nine Months Ended
                                                                     ----------------------------
                                                                     September 2,    September 3,
                                                                         2001           2000
                                                                      (39 weeks)      (40 weeks)
                                                                     ------------    ------------
Cash flows from operating activities:
Net income (loss)                                                     $(25,034)        $  1,929
Adjustments to reconcile net income to net cash
   provided by (used for) operating activities:
     Depreciation and amortization                                       5,964            6,692
     Deferred income taxes                                               1,256              453
     Gain on disposals of property, plant and equipment                     22               66
     (Gain) loss on business divestitures                               27,715             (133)
     Payment for patent infringement litigation                         (3,919)            --
     Payments/credits for special charges                                 (715)          (3,654)
     Issuance of stock under management incentive bonus
         and stock grant plans                                              60               58
     Changes in operating assets and liabilities                        (4,797)         (17,499)
                                                                      --------         --------
          Net cash provided by (used for) operating activities             552          (12,088)
                                                                      --------         --------

Cash flows from investing activities:
   Additions to property, plant and equipment                           (2,960)          (4,762)
   Other, net                                                             (321)            (108)
                                                                      --------         --------
         Net cash used for investing activities                         (3,281)          (4,870)
                                                                      --------         --------

Cash flows from financing activities:
   Proceeds from issuance of long-term debt                              4,751            9,215
   Payments on long-term debt, including current maturities             (4,680)         (10,676)
   Book overdrafts                                                      (2,692)          (1,498)
   Purchases of treasury stock                                          (3,680)          (2,981)
   Dividends paid                                                       (2,734)          (3,059)
   Other, net                                                                8              (75)
                                                                      --------         --------
         Net cash used for financing activities                         (9,027)          (9,074)
                                                                      --------         --------

Effect of exchange rate changes on cash                                     12             (102)
                                                                      --------         --------

Net decrease in cash and cash equivalents                              (11,744)         (26,134)

Cash and cash equivalents, beginning of period                          23,878           36,897
                                                                      --------         --------

Cash and cash equivalents, end of period                              $ 12,134         $ 10,763
                                                                      ========         ========

     See accompanying notes to condensed consolidated financial statements.

                                Hunt Corporation
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


1. The accompanying condensed consolidated financial statements and related notes are unaudited; however, in management's opinion all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position at September 2, 2001 and the results of operations and cash flows for the periods shown have been made. Such statements are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by generally accepted accounting principles or those normally made in Form 10-K.

2. On October 9, 2001, the Company completed the previously announced intended sale of its commercial Graphics Products business and related assets in the United States, United Kingdom, Netherlands, and Hong Kong to Neschen AG, a German manufacturer of self adhesive products. For accounting purposes, the sale was effective October 1, 2001. The purchase price, which was determined by arms' length negotiation between the parties, is expected to total approximately $33 million, subject to certain closing adjustments primarily relating to inventory. The Company plans to use $25 million of the proceeds to reduce the $50 million senior debt notes currently outstanding. In addition, the Company plans to repay the outstanding lines of credit facilities balances (totaling approximately $2.9 million as of September 2, 2001) at its foreign operations, since these operations were part of the commercial Graphics Products business sold. (See
Note 3.) The Company recorded an estimated after-tax loss of $28.2 million, or $3.16 per share, related to this sale. This charge includes the loss on the sale of assets (net of the expected proceeds), severance costs, recognition of future lease obligations, and other related costs.

The Company has retained $4.4 million of assets related to the divested business not included in the sale to Neschen. These assets have been reclassified from property, plant and equipment to assets held for sale (included in prepaid expenses and other current assets in the Condensed Consolidated Balance Sheet). The Company is actively pursuing the disposition of these non-strategic assets and expects to achieve their sale within the next twelve months.

The divested business had net sales of approximately $12.3 million and $16.9 million in the third quarters of fiscal 2001 and 2000, respectively. Net sales for the divested business were $40.4 million and $55.0 million in the first nine months of 2001 and 2000, respectively.

The divested business has been accounted for as a discontinued operation, and accordingly, has been segregated in the accompanying Condensed Consolidated Statements of Operations, and prior periods have been reclassified to conform to the current year's presentation. However, prior periods' Condensed Consolidated Balance Sheets, Consolidated Statements of Comprehensive Income (Loss), and Condensed Consolidated Statements of Cash Flows have not been reclassified.

During the third quarter of 2001, the Company recorded a tax benefit of $.5 million after-tax ($.05 per share) resulting from a resolution of a prior year tax exposure in connection with a 1997 divestiture. This item is included in the total tax benefit recorded for loss on disposal of discontinued business.

3. As a result of the sale of the commercial Graphics Products business, the Company is required to modify its existing debt arrangements with its senior note holders and banks. The Company has reached an understanding with its senior note holders to modify, in certain respects, the terms of the senior notes, subject to, among other things, the Company's securing and maintaining a $25 million bank credit facility. Additional modifications regarding the senior notes include: (1) a principal prepayment on the senior notes of $25 million at par, (2) an increase in the interest rate on the remaining balance of the senior notes from 7.86% to 8.36%, (3) changes to certain covenant requirements, and (4) certain restrictions on the Company's ability to repurchase its common stock. The Company plans to use $25 million of the proceeds from the sale of the divested business to reduce the $50 million senior note debt currently outstanding. In addition, the Company plans to repay the outstanding balance under its $50 million bank credit facility ($2.9 million at September 2, 2001). The Company has received a commitment from two banks for a new $25 million bank credit facility to replace the existing $50 million credit facility. The terms of the new credit facility are expected to include, among other things, LIBOR based loans, covenant requirements substantially similar to the existing bank credit facility, and limitations on borrowings based on levels of accounts receivable, inventory, and fixed assets.

4. A reconciliation of weighted average common shares outstanding to weighted average common shares outstanding assuming dilution in calculating the earnings per share is shown below (in thousands):

                                                             Three Months Ended
                                                             -------------------
                                                             Sept. 2,   Sept. 3,
                                                               2001       2000
                                                             --------   --------
    Average common shares outstanding - basic                 8,895      9,857

    Add: common equivalent shares representing
    shares issuable upon exercise of stock options
    and stock grants                                             --         --
                                                              -----      -----

    Average common shares and dilutive
    securities outstanding (antidilutive in 2001 and 2000)    8,895      9,857
                                                              =====      =====

                                                              Nine Months Ended
                                                             -------------------
                                                             Sept. 2,   Sept. 3,
                                                               2001       2000
                                                             --------   --------
    Average common shares outstanding - basic                 8,949      9,930

    Add: common equivalent shares representing
    shares issuable upon exercise of stock options
    and stock grants                                             --         18
                                                              -----      -----

    Average common shares and dilutive
    securities outstanding (antidilutive in 2001)             8,949      9,948
                                                              =====      =====

5. The following table sets forth the details and the cumulative activity for the nine months ended September 2, 2001 in the various accruals and reserves associated with the Company's 1999 restructuring plan included in the Condensed Consolidated Balance Sheet at September 2, 2001 (in thousands):

                               Balance at                         Cash         Non-Cash          Balance at
                            December 3, 2000        Credits     Activity       Activity       September 2, 2001
                           -----------------        -------     --------       --------       -----------------
Severance                       $  790              $ (344)      $ (353)        $    1             $   94

Lease Obligations                  249                --           --             --                  249

Fixed Assets                        20                  (7)         (11)            (2)              --
                                ------              ------       ------         ------             ------

Total                           $1,059              $ (351)      $ (364)        $   (1)            $  343
                                ======              ======       ======         ======             ======

During the third quarter of fiscal 2001, the Company reduced by $.4 million pre-tax some of its reserves in connection with the Company's implementation of its 1999 restructuring plan. These reserve reductions related primarily to lower than anticipated severance costs. Approximately $.1 million of this amount is included in the loss from discontinued business, while the remaining balance is included in restructuring and other in the Condensed Consolidated Statements of Operations.

6. Several years ago, the Company was sued for patent infringement with respect to one of its minor products. After a jury trial in 1998, a judgment was entered against the Company in the amount of $3.3 million, plus interest and costs. The verdict was appealed, and, contrary to the expectations of the Company and its patent counsel, a three-judge panel of the U. S. Court of Appeals affirmed the judgment in July 2000. Subsequently, a request filed with the Court of Appeals by the Company to have the case reconsidered by all twelve judges of the Court of Appeals was denied in October 2000. As a result, the Company recorded a liability of $3.8 million pre-tax (including interest and costs) in fiscal 2000. The Company then petitioned for a review of the decision by the Supreme Court of the United States, which petition was denied in April 2001. The Company recorded an additional liability of $.1 million pre-tax for interest costs during the first half of fiscal 2001, which is included in the accompanying fiscal 2001 Condensed Consolidated Statements of Operations under Restructuring and other. During the fiscal 2001 third quarter, the Company made a payment to the plaintiff in the amount of approximately $3.9 million in satisfaction of this judgment. However, the Company and its patent counsel continue to pursue other options for overturning the verdict.

7. As a result of the sale of the commercial Graphics Products business (see
Note 2) and its impact on the internal organizational structure of the Company, management believes it now has a single reportable segment: Consumer Products.

8. In fiscal 2001 the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." This standard requires that all derivative instruments be recorded on the balance sheet at fair value and establishes criteria for designation and effectiveness of the hedging relationships. There was no cumulative effect of adopting SFAS No. 133 on the Company's condensed consolidated financial statements as of September 2, 2001, since the Company had no outstanding derivatives as of December 3, 2000.

During the second and third quarters of fiscal 2001, the Company entered into foreign exchange forward contracts to reduce its risk from exchange rate fluctuations associated with receivables and payables denominated in foreign currencies that arise primarily as a result of its operations outside the United States of America. The fair value of these contracts, which typically have maturities of approximately thirty days, was not material at September 2, 2001. Gains and losses on these instruments are recorded in other income, net in the Company's Condensed Consolidated Statement of Operations. Principal foreign currencies included the euro, the British pound sterling and the Canadian dollar. The Company does not hold or purchase any foreign currency contracts for trading purposes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
          ---------------------------------------------------------------

The following discussion includes certain forward-looking statements within the meaning of the Private Securities Litigation Act of 1995. Such forward-looking statements, including those related to future financial and business performance, represent management's assessment based upon information currently available, but are subject to risks and uncertainties which could cause actual results to differ materially from those set forth in the forward-looking statements. These risks and uncertainties include, but are not limited to, the Company's ability to successfully complete the implementation, and realize the anticipated benefits, of its restructuring and cost reduction plans on a timely basis; the effect of, and changes in, worldwide general economic conditions including the severity of any economic slowdown; price and availability of raw materials; foreign exchange rates; technological and other changes affecting the manufacture of and demand for the Company's products; competitive and other pressures in the marketplace; acts of terrorism; and other risks and uncertainties set forth herein and in the Company's 2000 Form 10-K and as may be set forth in the Company's subsequent press releases and/or Forms 10-Q, 8-K and other filings with the Securities and Exchange Commission.

In October 2001, the Company sold its commercial Graphics Products business and related assets to Neschen AG. The Company believes that the sale of the divested business will allow the Company to focus on its profitable Consumer Products business and substantially reduce its cost structure, and further, that it will expand the range of possible strategic options open to the Company to enhance shareholder value. The decision to sell the commercial Graphics Products business resulted from an internal strategic assessment of the Company's business, assisted by outside advisors. The proceeds of this sale are expected to approximate $33 million, subject to certain closing adjustments principally relating to inventory. The Company plans to use $25 million of the proceeds to reduce the $50 million senior debt notes currently outstanding. In addition, the Company plans to repay the outstanding lines of credit facilities at its foreign operations, since these operations are part of the commercial Graphics Products business. The Company recorded an estimated after-tax loss of $28.2 million, or $3.16 per share, on this sale. The divested business had net sales of approximately $12.3 million in the fiscal 2001 third quarter and $40.4 million in the first nine months of 2001, and $16.9 million and $55.0 million in the corresponding fiscal 2000 periods. This divested business is presented as a discontinued operation in the accompanying Condensed Consolidated Statements of Operations. (See Note 2.)

In addition, the Company is in the process of finalizing a plan designed to reduce its cost structure. The Company expects to record a pre-tax charge of $3 million to $4 million, principally relating to severance, outplacement, and other costs, in the fiscal 2001 fourth quarter in connection with the implementation of this plan. The annualized pre-tax cost savings to be generated from this plan are expected to range between $2.5 million and $3.0 million, although there can be no assurance that such future cost savings actually will be achieved.

The following tables provide a comparison of the Company's reported results and the results excluding restructuring related items, estimated loss from discontinued business, loss on disposal of discontinued business, and other special items for the three months and nine months ended September 2, 2001 and September 3, 2000 (in millions except per share data):

                                                                Three Months Ended
                                                                 September 2, 2001
                                       -----------------------------------------------------------------------
                                           Gross          Income from             Net             Per Share
                                           Profit          Operations           Income              Amount
                                       -------------    ----------------      ----------       ---------------
Reported results                           $15.7             $ 2.6              $(27.7)             $(3.11)
Loss from discontinued business               --                --                 1.1                 .13
Estimated loss on disposal of
  discontinued business                       --                --                27.7                3.11
1999 restructuring plan
   reversals                                  --               (.2)                (.2)               (.02)
1999 restructuring plan
   implementation costs                       --                .1                  .1                 .01
                                       -------------    ----------------      ----------       ---------------
Results excluding special
   items                                   $15.7             $ 2.5              $  1.0              $  .12
                                       =============    ================      ==========       ===============
                                                                Three Months Ended
                                                                 September 3, 2000
                                       -----------------------------------------------------------------------
                                           Gross          Income from             Net             Per Share
                                           Profit          Operations           Income              Amount
                                       -------------    ----------------      ----------       ---------------
Reported results                           $18.7             $ 1.0              $ (1.3)             $ (.13)
Loss from discontinued business               --                --                 1.6                 .16
1999 restructuring plan
   implementation costs                       --                .1                  --                 --
Patent infringement
   litigation costs                           --               3.6                 2.4                 .25
                                       -------------    ----------------      ----------       ---------------
Results excluding special items
                                           $18.7             $ 4.7              $  2.7              $  .28
                                       =============    ================      ==========       ===============

                                                                 Nine Months Ended
                                                                 September 2, 2001
                                       -----------------------------------------------------------------------
                                           Gross          Income from             Net             Per Share
                                           Profit          Operations           Income              Amount
                                       -------------    ----------------      ----------       ---------------
Reported results                           $48.8             $10.0              $ (25.0)            $(2.80)
Loss from discontinued business               --                --                  2.1                .24
Estimated loss on disposal of
  discontinued business                       --                --                 27.7               3.10
1999 restructuring plan
   reversals                                  --               (.2)                 (.2)              (.02)
1999 restructuring plan
   implementation costs                       --                .3                   .3                .03
Patent infringement
   litigation interest                        --                .1                   .1                .01
                                       -------------    ----------------      ----------       ---------------
Results excluding special
   items                                   $48.8             $10.2              $   5.0             $  .56
                                       =============    ================      ==========       ===============
                                                                 Nine Months Ended
                                                                 September 3, 2000
                                       -----------------------------------------------------------------------
                                           Gross          Income from             Net             Per Share
                                           Profit          Operations           Income              Amount
                                       -------------    ----------------      ----------       ---------------
Reported results                           $51.6             $ 7.8              $   1.9             $  .19
Loss from discontinued business               --                --                  1.6                .16
1999 restructuring plan
   implementation costs                       --                .4                   .3                .03
Patent infringement
   litigation costs                           --               3.6                  2.4                .24
Gain on sale of business
   divestitures                               --               (.1)                 (.1)              (.01)
                                       -------------    ----------------      ----------       ---------------
Results excluding special
   items                                   $51.6             $11.7              $   6.1             $  .61
                                       =============    ================      ==========       ===============

Results of Operations
---------------------

The Company's 2001 fiscal year is comprised of 52 weeks compared to 53 weeks for fiscal 2000. The third quarter of fiscal 2001 and fiscal 2000 contained 13 weeks and 14 weeks, respectively, while the first nine months of fiscal 2001 and fiscal 2000 contained 39 weeks and 40 weeks, respectively.

The following discussion is on a continuing operations basis. All earnings per share amounts included in Management's Discussion and Analysis are presented on an after-tax, diluted basis.

Net Sales
---------

Net sales from continuing operations of $42.7 million for the third quarter and $124.0 million for the first nine months of fiscal 2001 decreased 9% and 6%, respectively, from the corresponding periods of fiscal 2000. These decreases were largely due to lower sales of X-Acto brand knives, blades, and kits (down 19% for the third quarter and 11% for the first nine months), Bienfang brand paper products (down 19% for the third quarter and 10% for the first nine months), board products (down 9% for the third quarter and 5% for the first nine months), and framing products (down 27% for the third quarter and 22% for the first nine months). Export sales decreased 18% and 13% in the fiscal 2001 third quarter and first nine months, respectively, compared to the same prior year periods due to lower sales in Canada and Latin America.

Management believes that the fiscal 2001 third quarter and nine month sales decreases were largely the result of a continuing slowdown in the U.S. and world economy, which slowdown was exacerbated by the September 11, 2001 terrorist attacks in the U.S. Thus far in the fourth fiscal 2001 quarter, the Company is continuing to experience softness in demand for some of its products, and management is uncertain how long this trend will continue.

Gross Profit
------------

The Company's gross profit percentage decreased to 36.7% of net sales in the third quarter of fiscal 2001 from 40.0% in the third quarter of fiscal 2000 but was largely unchanged in the first nine months of fiscal 2001 compared to the same period of fiscal 2000. However, gross margin dollars decreased $3.0 million and $2.9 million in the third quarter and first nine months of fiscal 2001, respectively, from the same prior year periods. The decreases in gross margin dollars in fiscal 2001 were due largely to lower sales volume compared to the same prior year periods. The decrease in the third quarter gross profit percentage relative to the prior year period was primarily the result of lower net selling prices, unfavorable net inventory adjustments, and higher net pension costs versus a year ago. Since the end of fiscal 2000, the Company has experienced some cost reductions for certain of its raw materials. Management is uncertain if this trend will continue.

Selling, Administrative and General Expenses
--------------------------------------------

Selling, administrative and general expenses decreased $.8 million, or 6%, in the third quarter of fiscal 2001 and $1.4 million, or 4%, in the first nine months of fiscal 2001 compared to the same prior year periods. The decrease was partially due to lower marketing and selling expenses (e.g., lower sales volume, and recruiting and relocation expenses, partially offset by higher net promotional advertising and product display expenses). The decreases in marketing and selling expenses were partially offset by higher general and administrative expenses, due principally to a decrease in the cash surrender value of officers' life insurance policies, higher deferred compensation account expense, and higher professional services expenses, partially offset by lower bonus expense.

Selling, administrative and general expenses, as a percentage of net sales, totaled 31.0% and 31.4% in the third quarter and first nine months of fiscal 2001, respectively, and 30.1% and 30.5%, respectively, in the same prior year periods.

Restructuring and Other
-----------------------

The Company recorded interest cost of $.1 million in the first nine months of fiscal 2001 in connection with a previously reported patent infringement suit judgment for which the Company had recorded a liability of $3.8 million in fiscal 2000. During the third quarter of fiscal 2001, the Company made a payment to the plaintiff in the amount of approximately $3.9 million with respect to this judgment.

In addition, during the third quarter and first nine months of fiscal 2001, the Company reduced by $.2 million a reserve related to its 1999 restructuring plan. This reserve reduction reflected lower than anticipated severance expenses.

Provision (Benefit) for Income Taxes
------------------------------------

The Company's effective income tax rate on a continuing operations basis was 27.3% and 33.2% for the third quarter and first nine months of fiscal 2001, respectively. The Company realized an income tax benefit of $.1 million in the third quarter of fiscal 2000 due primarily to resolutions of prior year tax exposures, but recorded an income tax provision of $1.8 million for the first nine months of fiscal 2000. The Company's effective income tax rate on a continuing operations basis was 44.5% and 34.0% for the third quarter and first nine months of fiscal 2000, respectively.

Net Income (Loss) and Earnings Per Share
----------------------------------------

Net loss was $27.7 million for the third quarter of fiscal 2001 compared to net loss of $1.3 million for the third quarter of fiscal 2000, and net loss was $25.0 million for the fiscal 2001 first nine months compared to net income of $1.9 million in the first nine months of fiscal 2000. Excluding the effects of special items recorded during the third quarter and first nine months of fiscal 2001 in connection with the discontinued operations, patent infringement litigation, implementation of the 1999 restructuring plan, and reduction of reserves related to its 1997 business divestitures, earnings per share on a continuing operations basis would have been $.12 and $.56 per share for the third quarter and first nine months of fiscal 2001, respectively, compared to $.28 and $.61 per share, respectively, for the same prior year periods. These decreases were due primarily to lower sales, lower net selling prices, unfavorable inventory adjustments, and higher administrative expenses, partially offset by the favorable impact of lower average common shares outstanding as a result of the Company's stock repurchase program (average diluted common shares outstanding were 8,895,000 and 8,949,000 in the third quarter and first nine months of fiscal 2001, respectively, and were 9,857,000 and 9,948,000, respectively, for the same prior year periods).

Financial Condition
-------------------

The Company's working capital decreased to $43.7 million from $56.4 million, and its current ratio decreased to 1.9 from 2.8, at the end of the third quarter of fiscal 2001 from the end of fiscal 2000, respectively. These decreases were largely due to the reclassification of $28.0 million of long-term debt to current liabilities. (See Note 3.) The Company's debt/capitalization percentage increased to 60% at the end of the fiscal 2001 third quarter from 47% at the end of fiscal 2000 due primarily to the loss on the sale of the commercial Graphics Products business. (See Note 2.) Funds from operations and available cash balances were sufficient during the first nine months of fiscal 2001 to fund the repurchase of $3.7 million of the Company's common shares, to fund additions to property, plant and equipment of $3.0 million, and to pay cash dividends of $2.7 million.

Current assets increased slightly to $91.0 million at the end of the third quarter of fiscal 2001 from $88.3 million at the end of fiscal 2000. Cash and cash equivalents decreased $11.7 million largely due to the items discussed in the preceding paragraph. The decreases in accounts receivable and inventories were due principally to the sale of the commercial Graphics Products business. In addition, the Company recorded a receivable for estimated net proceeds of $26.6 million in connection with the sale of the divested business. Prepaid expenses and other current assets increased $6.5 million from the $2.6 million balance at the end of fiscal 2000 due to an increase in income tax refund receivable and a reclassification from property, plant and equipment to assets held for sale of certain assets ($4.4 million) relating to the divested business (but not included in the sale to Neschen). The Company is actively pursuing the disposition of these non-strategic assets.

Current liabilities increased to $47.2 million at the end of the third quarter of fiscal 2001 from $31.9 million at the end of fiscal 2000. This increase was largely attributable to the reclassification of $28.0 million of long-term debt to current liabilities, partially offset by lower raw material purchases ($2.5 million), a decrease in income tax liability ($1.0 million) due to timing of payments and expected receipt of income tax refunds, and a decrease in other liabilities ($7.8 million) due principally to the sale of the divested business.

The $6.5 million decrease in the accumulated other comprehensive loss account in stockholders' equity was due to the elimination of the foreign currency translation adjustments account as a result of the sale of the divested business.

As of September 2, 2001, the Company had a revolving credit agreement of $50 million and lines of credit facilities at its foreign operations of 1.5 million British pounds sterling (approximately $2.2 million) and 1.1 million Euros (approximately $1.0 million). There were outstanding borrowings totaling $2.9 million under these credit facilities at September 2, 2001. As a result of the sale of the divested business in October 2001, the Company is required to modify its existing debt arrangements with its senior note holders and banks. The Company plans to replace its $50 million revolving credit agreement with a new $25 million bank credit facility, and the outstanding line of credit facilities at the foreign operations are expected to be repaid from the proceeds of the sale of the divested business. (See Note 3.)

Management believes that funds generated from operations and funds available under the anticipated new bank credit facility will be sufficient to meet the Company's currently anticipated working capital and other capital and debt service requirements. Should the Company require additional funds, management believes that the Company could obtain them at competitive costs. While subject to change, management currently expects that total fiscal 2001 expenditures for additions to property, plant and equipment to increase capacity and productivity will be approximately $4.0 million, of which approximately $3.0 million has been expended through the first nine months of fiscal 2001.

New Accounting Pronouncements
-----------------------------

In June 2001, the Financial Accounting Standards Board ("FASB") approved its proposed Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations"; SFAS No. 142, "Goodwill and Other Intangible Assets"; and SFAS No. 143, "Accounting for Asset Retirement Obligations."

SFAS No. 141 supercedes Accounting Principles Board (APB) Opinion No. 16, "Business Combinations." The most significant changes made by SFAS No. 141 are requiring the purchase method of accounting for all business combinations initiated after June 30, 2001, establishing specific criteria for the recognition of intangible assets separately from goodwill, and requiring that unallocated negative goodwill be written off immediately as an extraordinary gain. The Company does not expect a material impact from the adoption of SFAS No. 141 on its consolidated financial statements.

SFAS No. 142 supercedes APB 17, "Intangible Assets," and primarily addresses accounting for goodwill and intangible assets subsequent to their acquisition (i.e., the post-acquisition accounting). The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001. The most significant changes made by SFAS No. 142 are that goodwill and indefinite lived intangible assets will no longer be amortized, goodwill will be tested for impairment at least annually at the reporting unit level, intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and the amortization period of intangible assets with finite lives will no longer be limited to forty years. The Company is currently evaluating the impact of SFAS No. 142 on its consolidated financial statements.

SFAS No. 143 requires that entities record as a liability obligations associated with the retirement of a tangible long-lived asset when such obligations are incurred, and capitalize the cost by increasing the carrying amount of the related long-lived asset. SFAS No. 143 will be effective for fiscal years beginning after June 15, 2002. The Company does not expect a material impact from the adoption of SFAS No. 143 on its consolidated financial statements.

Additionally, in August 2001, the FASB approved its proposed SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 establishes an accounting model based on SFAS No. 121 for long lived assets to be disposed of by sale, previously accounted for under APB Opinion No. 30. This Statement is effective for fiscal years beginning after December 15, 2001. The Company is currently assessing the impact of the adoption of this statement, but believes it will not materially affect the Company's financial position or results of operations.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk
         ----------------------------------------------------------

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

As a result of the sale of the commercial Graphics Products business in October 2001, the Company's exposure to the impact of foreign currency exchange rate fluctuations is greatly reduced. The Company plans to continue to enter into foreign exchange forward contracts to reduce risks associated with its Canadian dollar transactions.

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

PART II -  OTHER INFORMATION
           -----------------

Item 1 - Legal Proceedings
         -----------------

Reference is made to Part I, Item 3 of the Company's fiscal 2000 Form 10-K and to Note 6 to the Condensed Consolidated Financial Statements herein.

                           Part II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K
         --------------------------------

2.  Certain Agreements Relating to Sale of Commercial Graphics Products
    Business:*
    -------------------------------------------------------------------
    (a) Form of Asset Purchase Agreement (U.S.) dated October 7, 2001, between the Company and two of its subsidiaries and Neschen AG and three of its subsidiaries.
    (b) Form of UK Asset Purchase Agreement dated October 7, 2001, between the Company and one of its subsidiaries and Neschen AG and one of its subsidiaries.
    (c) Form of Asset Purchase Agreement (The Netherlands) dated October 9, 2001, between the Company and two of its subsidiaries and Neschen AG and one of its subsidiaries.
    (d) Form of Share Purchase Agreement (Hong Kong) dated October 9, 2001, between Hunt Holdings Inc. and two other subsidiaries of the Company and Neschen International B.V.
    (e) Form of Employee and Employee Benefits Transitional Agreement dated October 9, 2001, between the Company and two subsidiaries of Neschen AG.
    (f) Form of Product Manufacturing and Transition Services Agreement dated October 9, 2001, between the Company and three subsidiaries of Neschen AG.
    (g) Form of Purchase and Supply Agreement (Foamboard) dated October 9, 2001, between the Company and three subsidiaries of Neschen AG.
    (h) Form of Purchase and Supply Agreement (Framing Consumables) dated October 9, 2001, between the Company and three subsidiaries of Neschen AG.

(b) Reports on Form 8-K
    -------------------

       No reports on Form 8-K were filed during the quarter for which this report is filed.









-----------

* Certain schedules and similar attachments to, and as described in, the above agreements 2(a) through 2(h) are not being filed herewith, but the Company agrees to furnish supplementally to the Commission a copy of any omitted schedule upon request.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                HUNT CORPORATION


Date   October 17, 2001                By /s/  William E. Chandler
    ----------------------                -------------------------------------
                                          William E. Chandler
                                          Senior Vice President, Finance
                                          (Principal Financial Officer)


Date   October 17, 2001                By /s/  Donald L. Thompson
    ----------------------                -------------------------------------
                                          Donald L. Thompson
                                          Chairman of the Board
                                          and Chief Executive Officer


Date   October 17, 2001                By /s/  John Fanelli III
    ----------------------                -------------------------------------
                                          John Fanelli III
                                          Vice President, Corporate Controller
                                          (Principal Accounting Officer)