Form 10-K
period 2001-12-02
HUNT CORP
filed 2002-03-04
CIK 49146

[LOGO] HUNT

2001 Annual
Report on
Form 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 2, 2001

                                       or

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 for the transition period from ______ to ______.

   For the fiscal year ended December 2, 2001     Commission File No. 1-8044

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


                                              Name of Each Exchange on Which
           Title of Each Class:                         Registered:
Common Shares, par value $.10 per share          New York Stock Exchange


        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

The aggregate market value of the registrant's common shares (its only voting stock) held by non-affiliates of the registrant as of February 1, 2002 was approximately $65,115,000. (Reference is made to the final paragraph of Part I herein for a statement of the assumptions upon which this calculation is based.)

The number of shares of the registrant's common shares outstanding as of February 1, 2002 was 8,903,975.

                      DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant's definitive proxy statement relating to its scheduled April 2002 Annual Meeting of Shareholders (which proxy statement is expected to be filed with the Commission not later than 120 days after the end of the registrant's last fiscal year) are incorporated by reference into
Part III of this report.

Certain statements contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Act of 1995. Such forward-looking statements, including those related to future financial and business performance, represent management's assessment based upon information currently available, but are subject to risks and uncertainties which could cause actual results to differ materially from those set forth in the forward-looking statements. These risks and uncertainties include, but are not limited to, the Company's ability to successfully complete the implementation, and realize the anticipated benefits of its restructuring and cost reduction plans on a timely basis; the effect of, and changes in, worldwide general economic conditions, including the severity of any economic slowdown; price and availability of raw materials; foreign exchange rates; technological and other changes affecting the manufacture of and demand for the Company's products; competitive and other pressures in the marketplace; acts of terrorism; and other risks and uncertainties set forth herein and as may be set forth in the Company's subsequent press releases and/or Forms 10-Q, 8-K, and other filings with the Securities and Exchange Commission.

                                     PART I

ITEM 1. BUSINESS

General

Hunt Corporation and its subsidiaries (herein called the "Company" unless the context indicates otherwise) are primarily engaged in the manufacture and distribution of consumer products which the Company markets worldwide. These consumer products are sold through the office, art, and framing markets and include a group of select BOSTON, X-ACTO, and BIENFANG brand products, STURDY BOARD brand foam board, and HUNT brand project display board brand products, as well as a line of finishing equipment, laminates, and adhesives.

(Note: All earnings per share amounts are presented on an after-tax, diluted basis in Part I of this Form 10-K.)

Effective October 1, 2001, the Company sold its commercial Graphics Products business and related assets to Neschen AG, a German manufacturer of self-adhesive products, for approximately $32.0 million. The commercial Graphics Products business included a full line of mounting and finishing products consisting of large-format laminators, liquid laminators, and pressure-sensitive and heat-activated laminates and adhesives sold through the commercial graphics market, as well as the Company's European foam board business. The Company recorded an after-tax loss of $25.4 million, or $2.83 per share, on this sale. The divested business, representing all of the Company's foreign operations (excluding Canada) and some of its domestic operations, had net sales of approximately $44.3 million in fiscal 2001 (through the effective date of divestiture), $73.0 million in fiscal 2000, and $71.9 million in fiscal 1999. The commercial Graphics Products business is presented as a discontinued operation in the accompanying Consolidated Statements of Operations and Notes to Consolidated Financial Statements. See
Item 7 herein and Note 3 to the Consolidated Financial Statements herein for further information.

In November 2001, the Company initiated a cost reduction plan (the "2001 cost reduction plan") designed to reduce the Company's cost structure. This plan resulted primarily from the sale of the commercial Graphics Products business and is expected to generate approximately $3.9 million of pre-tax cost savings in fiscal 2002, and annualized pre-tax cost savings of approximately $4.7 million in future years. Although the Company expects to realize such future cost savings, there is no assurance that such savings will actually be achieved. The adoption of the 2001 cost reduction plan in the fourth quarter of fiscal 2001 resulted in the recognition of charges totaling $3.9 million pre-tax ($.30 per share) for that quarter. In addition to the charges related to this plan, the Company expects to spend a total of approximately $1.0 million for implementation costs (which will be recorded as period costs as incurred) over the next three fiscal years. These implementation costs consist primarily of employee severance and outplacement costs.

Business Segments

As a result of the sale of the commercial Graphics Products business and its impact on the Company's internal organizational structure, the Company now has only a single reportable segment: Consumer Products. The Company has two major classes of consumer products: office supplies and art/framing supplies. The amounts and percentages of net sales from continuing operations of these product classes for the last three fiscal years are as follows:

                                                       2001               2000               1999
                                                  ---------------    ---------------    --------------
    Product Class:
      Office supplies..........................  $ 66,969     42%   $ 72,088     41%   $ 74,831     43%
      Art/framing supplies.....................    93,901     58%    103,692     59%     98,162     57%
                                                 --------    ---    --------    ---    --------    ---
      Total....................................  $160,870    100%   $175,780    100%   $172,993    100%
                                                 ========    ===    ========    ===    ========    ===


The Company's office supplies products currently consist of a variety of items sold primarily under the Company's BOSTON brand, including manual and electric pencil sharpeners (which constitute a significant portion, approximately 60%, of office supplies), manual and electric staplers, X-ACTO brand paper trimmers, RAPID(1) manual and electric staplers, and other office supplies products. Effective September 1, 1999, Schwan-STABILO Schwanhausser GmbH & Co. terminated its distribution agreement with the Company relating to Schwan-STABILO(2) highlighter markers and writing instruments, which accounted for most of the decrease in office products net sales in fiscal 2000.

The Company's art/framing supplies products are used primarily by picture framers, commercial and amateur artists, hobbyists, and craft enthusiasts and include various types of X-ACTO brand knives and blades; X-ACTO brand tools and kits; board products; CONTE(3) pastels, crayons and related drawing products, for which the Company is the exclusive United States and Canadian distributor; commercial and fine art papers which the Company converts, finishes and sells under its BIENFANG brand name; PAINTERS paint markers, and a line of finishing equipment, laminates, and adhesives currently sold under the SEAL(4) brand name. Board products include STURDY BOARD brand foam boards (which constitute a significant portion, somewhat less than 40%, of art/ framing supplies) and HUNT brand project display boards, which include project display boards sold by the Company under a worldwide exclusive distribution agreement with Showboard, Inc. Finishing equipment consists primarily of mechanical and vacuum presses, and laminates and adhesives consist of pressure-sensitive and heat-activated films and tissues sold in the framing market.

The Company consistently has sought to expand its consumer products business through internal product development, the acquisition of distribution rights to products which complement or extend the Company's established lines, the acquisition of complementary businesses, and through broadened distribution. Examples of new consumer products introductions by the Company in recent years are BOSTON brand electric and battery powered pencil sharpeners, lines of staplers under the STANDUP and ORCA brands, and X-ACTO brand trimmers.

The Company's products are sold domestically primarily in the commercial office, home office, framing, and the general consumer markets, chiefly through large retail outlets, such as office products superstores, drug and food chain stores, variety stores, discount chains, and membership chains, and through office supply wholesalers and dealers and framing wholesalers. The consumer market has increased significantly in recent years, largely due to the dramatic growth of office products superstores and discount chains. A more limited line of products is sold to schools through specialized school supply distributors.

Sales and Marketing

General

The Company has more than 3,000 active customers, the ten largest of which accounted for approximately 57% of its net sales in fiscal 2001. Three of these ten largest customers were office products superstore chains. Wal-Mart Stores, Inc. and Staples, Inc. accounted for 13% and 11%, respectively, of total net sales for fiscal 2001. In

------------
(1) Trademark of Isaberg Rapid AB.
(2) Trademark of Schwan-STABILO Schwanhausser GmbH & Co.
(3) Trademark of Conte S.A.
(4) Trademark of Neschen AG which the Company has the right to continue to use on certain products for a limited amount of time.

recent years there has been an increasing percentage of the Company's sales attributable to a smaller number of customers with increased buying and bargaining power. This increase in bargaining power has led to downward pressure on selling prices for the Company's office supplies products and board products. See Item 7 of this report.

The Company generally operates without a significant backlog because most of its sales are made from inventory. The Company's sales generally are not subject to significant seasonal fluctuations. See Note 17 to the Consolidated Financial Statements herein.

Domestic Operations

Domestic marketing of the Company's products is effected principally through two separate sales forces for retail and mass markets. The sales forces are comprised primarily of the Company's own salespeople and independent manufacturers' representatives. The Company currently maintains its primary domestic distribution operations in Statesville, North Carolina.

Foreign Operations

The Company maintains distribution operations in Ontario, Canada, and also distributes its products in more than 50 foreign markets, primarily through its own sales force and through independent sales agents and distributors. Export sales aggregated $15.2 million in fiscal 2001, as compared to $18.0 million and $16.2 million in fiscal 2000 and 1999, respectively. In fiscal 2001, approximately $10.8 million and $1.2 million of such sales were made in Canada and Mexico, respectively. No other foreign country had sales greater than $.4 million. In fiscal 2001, BOSTON brand electric and mechanical pencil sharpeners, X-ACTO brand knives and blades, BIENFANG brand paper products, and HUNT foam board products accounted for the major portion of export sales.

The Company's other foreign operations, including its European distribution operations, were divested as part of the October 2001 sale of its commercial Graphics Products business. See Item 7 herein and Note 3 to the Consolidated Financial Statements herein for further information.

Foreign sales of the Company's products are subject to the usual risks of doing business abroad, particularly currency fluctuations and foreign exchange controls, as well as general economic conditions.

Manufacturing and Production

The Company's operations include manufacturing and converting of products, as well as purchasing and assembly of various component parts. Excluding products for which it acts as a distributor, the vast majority of the Company's sales are of products which are manufactured, converted or assembled by the Company. See Item 2 herein for information concerning the Company's major manufacturing facilities.

The Company customarily has more than one source of supply for its critical raw materials and component parts, and its consumer products business has not been materially hindered by shortages of such items. The Company experienced some cost reductions for certain of its raw materials, such as styrene plastic and facing paper, during fiscal 2001; however, management is uncertain if this trend will continue. See Item 7 herein.

Competition

The Company does not have any single competitor which offers substantially the same overall lines of products as the Company. However, competition in a number of areas of the Company's businesses, such as electric pencil sharpeners, staplers, foam board, and finishing equipment, laminates, and adhesives is substantial, and some of the Company's competitors are larger and have considerably greater financial resources than the Company.

Because of the fragmented nature of the consumer products business, the multiple markets served by the Company, and the absence of published market data, the Company generally is not able to determine with certainty its relative domestic or foreign market share for its various products. Nevertheless, the Company believes that it is among the leaders in domestic markets in a number of its products, including BOSTON brand manual and electric pencil sharpeners, STURDY BOARD brand foam board products, HUNT brand project display board products, and X-ACTO brand knives and blades.

The Company considers product performance and brand recognition to be important competitive factors in its businesses, but competitive pricing and promotional discounts also have become increasingly important factors.

Trademarks, Patents and Licenses

The Company's business is not dependent, to a material extent, upon any patents. However, the Company regards its many trademarks as being of substantial value in the marketing of its various products, particularly including BOSTON(R), X-ACTO(R), BIENFANG(R), and HUNT(R). The following additional trademarks, some of which are mentioned in this report, are owned by the Company: BULLDOG(R), THE BUZZ(TM), CLASSIC STANDUP STAPLER(TM), DELUXE STANDUP STAPLER(TM), THE EXECUTIVE STANDUP STAPLER(R), GRIP STANDUP STAPLER(TM), MIGHTY CORE(R), MIGHTY MITE(TM) NAUTILUS(R), ORCA(R), PALM STANDUP STAPLER(TM), PAINTERS(R), POWERHOUSE(R), ROCKET STANDUP(TM), SCHOOL PRO(TM), SHOWTIME(R), STANDUP(R), STURDY BOARD(R), and ULTIMATE STANDUP STAPLER(TM).

As previously indicated, the Company also has been granted exclusive distribution rights in designated territories with respect to various products, including CONTE drawing products, RAPID manual and electric stapling machines, and certain project display boards owned by Showboard, Inc. The Company's distribution rights generally are of unlimited duration and may be terminated or expire, in certain cases, with as little as approximately six months notice from the grantor of such rights. While the Company's business is not dependent upon any of these distribution rights (no line of such distributed products having accounted for as much as 4% of the Company's net sales in fiscal 2001), the loss of the right to market certain products could have an adverse effect on the Company's profitability.

Research and Development

During fiscal 2001, the Company spent approximately $1.5 million on Company-sponsored research and development, as compared with approximately $1.6 million in fiscal 2000 and $1.9 million in fiscal 1999.

Personnel

As of January 2002, the Company had approximately 900 full-time employees.

Environmental Matters

The Company is involved on a continuing basis in monitoring its compliance with environmental laws and in making capital and operating improvements necessary to comply with existing and anticipated environmental requirements. Despite its efforts, the Company has been cited for occasional violations or alleged violations of environmental laws or permits and on several occasions has been named as a potentially responsible party for remediation of sites. Expenses incurred by the Company to date relating to violations of and compliance with environmental laws and permits and site remediation have not been material. While it is impossible to predict with certainty, management currently does not foresee such expenses in the future as having a material effect on the Company's business, results of operations or financial condition. See Note 15 to the Consolidated Financial Statements herein.

ITEM 2. PROPERTIES

The Company presently maintains its principal executive offices at One Commerce Square, 2005 Market Street, Philadelphia, PA 19103 in approximately 53,000 square feet of leased space under a sublease expiring in 2002. The Company is currently in negotiations to extend its present lease. The following table sets forth information with respect to certain of the other facilities of the Company:

Primary Function                     Location           Approximate Size        Owned or Leased
----------------                     ---------------    ---------------------   ------------------
Manufacturing & Offices              Statesville, NC    219,000 sq. ft. bldg.   (1)
                                                        on 13 acres

Manufacturing & Offices              Statesville, NC    218,000 sq. ft. bldg.   Owned
                                                        on 16 acres

Distribution & Offices               Statesville, NC    320,000 sq. ft. bldg.   Leased (exp. 2005)

Distribution & Offices               Ontario, Canada    59,000 sq. ft. bldg.    Leased (exp. 2006)

---------------

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

In connection with the 2001 cost reduction plan, the Company vacated some of the leased space of its executive offices and intends to vacate some of its Ontario, Canada distribution facility. Subject to the preceding sentence, the Company believes that the above facilities generally are adequately utilized and suitable for the Company's present needs.

In addition, the Company has retained $4.6 million of assets (consisting of a plant facility and vacant land) related to its fiscal 2001 divested commercial Graphics Products business, all located in the United Kingdom. The Company is actively pursuing the disposition of these non-strategic assets and expect to achieve their sale within a reasonable period of time. See Note 3 to the Consolidated Financial Statements herein and Item 7 of this report.

ITEM 3. PENDING LEGAL PROCEEDINGS

The Company is not aware of any material pending legal proceedings involving the Company or its subsidiaries other than as set forth in Notes 15 and 20 to the Consolidated Financial Statements herein and in Item 1- "Environmental Matters" herein.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year covered by this report.

                             Additional Information

The following information is furnished in this Part I pursuant to Instruction 3 to Item 401(b) of Regulation S-K:

Executive Officers of the Company

    Name                      Age    Position
    -----------------         ---    ----------------------------------------
    Donald L. Thompson        60     Chairman of the Board and
                                     Chief Executive Officer

    John W. Carney            58     Vice President,
                                     Chief Administrative Officer

    Bradley P. Johnson        39     President and Chief Operating Officer

    Dennis S. Pizzica         48     Vice President, Chief Financial Officer,
                                     Treasurer, and Secretary

The executive officers of the Company customarily are elected annually by the Board of Directors to serve, at the pleasure of the Board, for a period of one year or until their successors are elected. All of the executive officers of the Company, except for Messrs. Johnson and Pizzica, have served in varying executive capacities with the Company for over five years.

As previously announced by the Company, Mr. Thompson plans to relinquish his Chief Executive Officer position around mid-year 2002, and to continue to serve as Chairman of the Board until the end of the fiscal year. This is part of a planned implementation of an orderly executive leadership transition to a smaller executive management structure. Mr. Johnson is Mr. Thompson's planned successor. William E. Chandler, former Senior Vice President of Finance, Chief Financial Officer, and Secretary, retired from the Company effective March 1, 2002. Mr. Pizzica is Mr. Chandler's successor. In addition, James P. Machut, the former Vice President of Operations/Supply Chain Logistics, and Eugene A. Stiefel, former Vice President, Information Services and Chief Information Officer, separated from the Company effective March 1, 2002. The Company is not planning to replace the positions previously held by Messrs. Machut and Stiefel.

Mr. Johnson was named to the position of President and Chief Operating Officer of the Company effective December 1, 2001. He joined the Company in May 1999 and previously served as Vice President/General Manager of Consumer Products (May 1999-May 2000), Vice President/General Manager of Hunt Products (June 2000-December 2000), and Senior Vice President/General Manager of Hunt Products (January 2001-November 2001). Prior to joining Hunt, Mr. Johnson was General Manager of the Infant Feeding Business Unit at H. J. Heinz Company from 1997 to 1999 and held several marketing related positions with Kimberly-Clark Corporation from 1988 to 1997.

Mr. Pizzica was elected to the additional offices of Chief Financial Officer and Secretary in February 2002, effective March 1, 2002. He joined the Company in June 1975 and has been serving as Vice President and Treasurer.

                        _______________________________

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

                                    PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
        MATTERS

The Company's common shares are traded on the New York Stock Exchange (trading symbol "HUN"). The following table sets forth the high and low quarterly sales prices of the Company's common shares during the two most recent fiscal years reported by The Wall Street Journal):

                                              Fiscal Quarters
                                                    2001
                                      ---------------------------------
                                     First    Second    Third    Fourth
                                     -----    ------    -----    ------
                   High              $7.60     $7.10    $7.90    $7.63
                   Low                3.50      5.06     5.34     5.55

                                              Fiscal Quarters
                                                   2000
                                     ----------------------------------
                                    First     Second    Third    Fourth
                                    ------    ------   ------    ------
                  High              $11.13    $10.63   $10.63    $9.25
                   Low                8.06      8.38     8.69     3.81

The Company's 1990 Rights Plan and the Rights distributed to shareholders under such plan expired by their terms on December 31, 2000 and are no longer deemed to be attached to the Company's common shares. See Note 14 to the Consolidated Financial Statements herein.

As of February 1, 2002 there were approximately 500 record holders of the Company's common shares, which number does not include shareholders whose shares were held in nominee name.

During the past two fiscal years, the Company has paid regular quarterly cash dividends on its common shares at $.1025 per quarter per share. There can be no assurance, however, as to the payment or the amount of future dividends, since they are periodically reviewed by the Company's Board of Directors and are subject to possible change based upon the Company's earnings, financial condition, and other factors. Certain of the Company's credit agreements contain representations, warranties, covenants, and conditions, the violation of which could result in restrictions on the Company's present and future ability to pay dividends. See Note 10 to the Consolidated Financial Statements herein.

During fiscal 2001, the Company issued from its Treasury an aggregate of 17,876 unregistered common shares under its non-employee director compensation plan. Registration of such shares was not required because their issuance did not involve a "sale" under Section 2(3) of the Securities Act of 1933, or, alternatively, their issuance was exempt pursuant to the private offering provisions of that Act and the rules thereunder.

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

                                                                                                   Year Ended
                                                                             ------------------------------------------------------
                                                                             Dec. 2,     Dec. 3,    Nov. 28,    Nov. 29,   Nov. 30,
                                                                             2001 (1)   2000 (2)    1999 (3)    1998 (4)   1997 (5)
                                                                             --------   --------    --------    --------   --------
                                                                                      (In millions, except per share data)
Net sales................................................................     $160.9     $175.8      $173.0      $171.3     $182.9
Income (loss) from continuing
 operations..............................................................        3.3        4.1         9.6        12.6       (7.6)
Income (loss) from continuing
 operations per common share (6):
 Basic...................................................................        .37        .42         .91        1.12       (.69)
 Diluted.................................................................        .37        .42         .91        1.09       (.69)
Total assets.............................................................      106.4      163.5       179.6       186.9      209.5
Long-term debt...........................................................       22.0       54.7        56.6        57.7       54.1
Cash dividends declared per share........................................        .41        .41         .41         .41        .38

---------------

(1) In fiscal 2001, the Company recorded charges of: (i) $2.7 million after taxes ($.30 per share) for its 2001 cost reduction plan; (ii) $.3 million after taxes ($.03 per share) of implementation costs in connection with the Company's 1999 restructuring plan; (iii) $.1 million after taxes ($.01 per share) for interest on a patent infringement suit judgment; and (iv) $25.4 million after taxes ($2.83 per share) in connection with the divestiture of its commercial Graphics Products business. In fiscal 2001, the Company also reduced by $.2 million after taxes ($.02 per share) some of the reserves established in connection with its 1999 restructuring plan.

(2) In fiscal 2000, the Company recorded charges of: (i) $.2 million after taxes ($.02 per share) of implementation costs in connection with the Company's 1999 restructuring plan; and (ii) $2.5 million after taxes ($.25 per share) in connection with a patent infringement suit with respect to one of the Company's minor products. The Company also reduced by $.1 million after taxes ($.01 per share) some of its reserves established in connection with the Company's implementation of its 1999 restructuring plan, and reduced by $.1 million after taxes ($.01 per share) some its reserves in connection with its 1997 business divestitures.

(3) In fiscal 1999, the Company recorded a charge for the 1999 restructuring plan of approximately $.5 million after taxes ($.05 per share). In addition, the Company reduced by $.2 million after taxes ($.02 per share) some of its reserves established in connection with the Company's implementation of its 1997 strategic plan and reduced by $.3 million after taxes ($.03 per share) some its reserves in connection with its 1997 business divestitures.

(4) In fiscal 1998, the Company on a net basis reduced by $2.4 million after taxes ($.21 per share) some of its reserves established in connection with the implementation of the strategic plan during fiscal 1997. In addition, the Company reduced by $.5 million after taxes ($.04 per share) some of its reserves established in connection with its 1997 business divestitures.

(5) In fiscal 1997, the Company recorded a charge for the 1997 strategic plan of approximately $13.2 million after taxes ($1.19 per share) and other related costs of $1.9 million after taxes ($.17 per share) and recorded a net gain on sales of divested businesses (excluding discontinued businesses) of $2.5 million after taxes ($.22 per share).

(6) The average common shares outstanding (diluted) during fiscal years 1997 through 2001 were as follows:

                            1997 - 11,079,000 shares

                            1998 - 11,556,000 shares

                            1999 - 10,493,000 shares

                            2000 - 9,908,000 shares

                            2001 - 8,976,000 shares

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Act of 1995. Such forward-looking statements represent management's assessment based upon information currently available, but are subject to risks and uncertainties which could cause actual results to differ materially from those set forth in the forward-looking statements. These risks and uncertainties include, but are not limited to, the Company's ability to successfully complete the implementation, and realize the anticipated benefits of its restructuring and cost reduction plans on a timely basis; the effect of, and changes in, worldwide general economic conditions, including the severity of any economic slowdown; price and availability of raw materials; foreign exchange rates; technological and other changes affecting the manufacture of and demand for the Company's products; competitive and other pressures in the marketplace; acts of terrorism; and other risks and uncertainties set forth herein and as may be set forth in the Company's subsequent press releases and/or Forms 10-Q, 8-K, and other filings with the Securities and Exchange Commission.

(Note: All earnings per share amounts in Management's Discussion and Analysis are presented on an after-tax, diluted basis.)

Critical Accounting Policies and Estimates

The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to customer programs, product returns, bad debts, inventories, assets held for sale, intangible assets, cash surrender value of life insurance policies, phantom stock, income taxes, warranty obligations, restructuring, business divestitures, pensions and other employee benefit plans or arrangements, environmental matters, and contingencies and litigation. The Company bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

   The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

   o The Company records estimated reductions to revenue for customer programs including special promotions and other volume-based incentives.

   o The Company maintains allowances for doubtful accounts for estimated losses resulting from the Company's review and assessment of its customers' ability to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required.

   o The Company provides for estimated costs of future anticipated product returns and warranty obligations based on historical experience when related revenues are recognized.

   o The Company maintains reserves for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assessments about current and future demand and market conditions. If actual market conditions were to be less favorable than those projected by management, additional inventory reserves could be required.

   o The Company holds life insurance policies for all of its officers in connection with the Company's Supplemental Executive Benefits Plan. The carrying value of these policies is subject to changes in market conditions.

   o The Company maintains an accrual for a deferred cash account in connection with a long-term incentive compensation agreement with the Company's Chief Executive Officer. The value of the deferred cash account is tied to the Company's stock price. This accrual is subject to changes in market conditions.

   o The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event that the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

Discontinued Operations, Cost Reduction and Restructuring Plans, and Related Matters

Effective October 1, 2001, the Company sold its commercial Graphics Products business and related assets to Neschen AG for approximately $32.0 million. The Company recorded an after-tax loss of $25.4 million, or $2.83 per share, on this sale. The divested business, representing all of the Company's foreign operations (excluding Canada) and some of its domestic operations, had net sales of approximately $44.3 million in fiscal 2001 (through the effective date of divestiture), $73.0 million in fiscal 2000, and $71.9 million in fiscal 1999. The commercial Graphics Products business is presented as a discontinued operation in the accompanying Consolidated Statements of Operations and Notes to Consolidated Financial Statements. As of December 2, 2001, approximately $7.1 million of this loss remains as an accrual in the accompanying Consolidated Balance Sheets under liabilities. See Note 3 to the Consolidated Financial Statements herein for further information.

In addition, the Company and Neschen AG entered into various product manufacturing and transition services agreements whereby each party is providing services to the other for a limited period of time (ranging from four to twelve months) which services are billed at cost. The Company also bills Neschen for management and other net fees. The parties have also entered into various purchase and supply agreements for an initial period of one year from the sale date.

In November 2001, the Company initiated a cost reduction plan (the "2001 cost reduction plan") designed to reduce the Company's cost structure. This plan resulted primarily from the sale of the commercial Graphics Products business and is expected to generate approximately $3.9 million of annualized pre-tax cost savings in fiscal 2002 and annualized pre-tax cost savings of approximately $4.7 million in future years. Although the Company expects to realize such future cost savings, there is no assurance that such future cost savings will actually be achieved. The adoption of the 2001 cost reduction plan in the fourth quarter of fiscal 2001 resulted in the recording of charges totaling $3.9 million pre-tax ($.30 per share) for that quarter. These charges are classified as restructuring and other in the accompanying Consolidated Statements of Operations, and include employee severance costs ($3.5 million), recognition of future lease obligations ($.3 million), and other related costs. Twelve positions were eliminated in fiscal 2001, and nineteen positions are expected to be eliminated in the first half of fiscal 2002 in connection with this cost reduction plan (not including 319 positions associated with the sale of the divested business described above). Approximately 99% of the fiscal 2001 cost reduction charge is for cash items, of which $3.9 million remains accrued in the accompanying Consolidated Balance Sheet at December 2, 2001. In addition to the charges related to this plan, the Company expects to spend a total of approximately $1.0 million for implementation costs (which will be recorded as period costs as incurred) over the next three fiscal years. These implementation costs consist primarily of employee severance and outplacement costs. Included in the total employee severance costs referred to above are costs related to the Company's executive leadership transition to a smaller executive management structure more in keeping with the reduced size and complexity of the Company's business following the sale of its commercial Graphics Products business in October 2001. These transition severance costs relate to the planned retirement of the Company's Chairman and Chief Executive Officer and separation of other executive officers of the Company during fiscal 2002. See Notes 3 and 4 to the Consolidated Financial Statements.

As a result of the above actions, management believes that the Company has simplified its operations, and thus, is afforded greater potential strategic options. These actions are also expected to improve the overall profitability and financial strength of the Company's continuing operations.

During fiscal 1999, the Company initiated a comprehensive reorganization and restructuring plan (the "1999 restructuring plan"), which resulted in recognition of restructuring charges totaling $6.2 million pre-tax, of which

$.8 million pre-tax ($.05 per share) is included in restructuring and other in the accompanying Consolidated Statements of Operations, with the remaining $5.4 million pre-tax included in loss from discontinued business. The Company completed the implementation of its 1999 restructuring plan in fiscal 2000. See Note 4 to the Consolidated Financial Statements.

During fiscal 2001, the Company reduced by $.4 million pre-tax some of its reserves in connection with the 1999 restructuring plan, of which $.2 million pre-tax ($.02 per share) is included in restructuring and other in the accompanying Consolidated Statements of Operations. These reserve reductions related primarily to lower than anticipated severance costs. During fiscal 2000, the Company reduced by $.5 million pre-tax, of which $.2 million ($.01 per share) is included in restructuring and other in the accompanying Consolidated Statements of Operations, and $.1 million pre-tax ($.01 per share), respectively, some of its reserves for the 1999 restructuring plan and reserves established in connection with the Company's 1997 strategic plan. These reserve reductions related primarily to a decision not to vacate a certain facility, final resolution of lease obligations for a vacant facility, lower than anticipated severance costs, and lower than expected losses on asset disposals.

During fiscal 1999, the Company reduced by $.6 million pre-tax ($.04 per share) some of its reserves established in connection with the Company's implementation of its 1997 strategic plan, of which $.3 million ($.02 per share) is included in restructuring and other in the accompanying Consolidated Statements of Operations. This reserve reduction related primarily to a final resolution of lease obligations for a vacated facility and to lower than expected severance costs.

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

The following discussion is on a continuing operations basis.

Comparison of Fiscal 2001 vs. 2000

The Company's 2001 fiscal year comprised 52 weeks compared to 53 weeks for fiscal 2000.

Net Sales. Net sales from continuing operations decreased 8.5% to $160.9 million in fiscal 2001 from $175.8 million in fiscal 2000. This sales decrease was largely due to lower sales of board products, framing products, X-ACTO brand products, and BOSTON brand pencil sharpeners, which, in turn, were largely attributable to the U.S. economic slowdown. Export sales decreased 15.3% in fiscal 2001 from fiscal 2000, mainly due to lower sales in Canada and Latin America.

Net sales from continuing operations decreased 15.5% during the fourth quarter of fiscal 2001 as compared with the prior year fourth quarter due primarily to the continuing slowdown in the U.S. and world economies, which was exacerbated by the September 11, 2001 terrorist attacks in the U.S. This economic slowdown prompted some of the Company's key customers to reduce their inventory and purchasing levels, which, in turn, resulted and continues to result in lower orders to and sales by the Company. Management is uncertain how long this situation will continue.

In addition, the Company has a number of significant customers, including two customers that together constituted approximately 24% of the Company's net sales in fiscal 2001. See Note 19 to the Consolidated Financial Statements herein. The loss of any of these significant customers could have an adverse effect on the Company's results of operations, financial position, or cash flows.

Gross Profit. The Company's gross profit ratio increased to 39.4% of net sales in fiscal 2001 from 39.0% in fiscal 2000, while the gross margin dollars decreased $5.2 million. The increase in gross profit ratio was primarily the result of lower raw material costs and favorable last-in, first-out inventory adjustments, partially offset by unfavorable fixed overhead absorption and higher inventory obsolescence and other inventory adjustments. The decrease in gross profit dollars was largely due to lower sales levels. The Company experienced cost decreases for some of its raw materials, such as styrene plastic and facing paper during fiscal 2001. However, management is uncertain if this trend will continue.

Selling, General and Administrative Expenses. Selling, general, and administrative expenses decreased $3.2 million, or 5.8%, in fiscal 2001 from the previous year. The decrease was largely attributable to a special cash award for Company employees in fiscal 2000 and to lower marketing and selling and freight costs in fiscal 2001 as a result of lower sales, partially offset by higher stock-based compensation expense.

Restructuring and Other. During the fourth quarter of fiscal 2001, the Company recorded a charge of $3.9 million pre-tax ($.30 per share) in connection with the Company's 2001 cost reduction plan, as previously discussed. This charge is included in restructuring and other in the accompanying Consolidated Statements of Operations. Approximately 99% of the restructuring charge is for cash items and includes employee severance costs ($3.5 million), recognition of future lease obligations ($.3 million), and other related costs. See Note 4 to the Consolidated Financial Statements herein for further information.

During fiscal 2000, the Company recorded a charge and related liability of $3.8 million (including interest) in connection with a patent infringement suit judgment with respect to one of its minor products. During fiscal 2001, the Company recorded an additional $.1 million of interest expense related to this litigation and subsequently made a payment to the plaintiff in the amount of approximately $3.9 million with respect to this judgment.

In addition, during fiscal 2001 and 2000, the Company reduced by $.2 million pre-tax ($.02 per share) and $.2 million pre-tax ($.01 per share), respectively, some of its reserves relating to its 1999 restructuring plan. These reserve reductions related primarily to lower than anticipated severance costs and lower than expected losses on asset disposals. Also during fiscal 2000, the Company reduced by $.1 million pre-tax ($.01 per share) some of its reserves related to its 1997 business divestitures. These reserve reductions related primarily to lower than anticipated inventory returns and environmental reserves.

See Notes 3 and 4 of the Notes to Consolidated Financial Statements.

Interest Expense. Interest expense decreased to $4.1 million in fiscal 2001 from $4.2 million in fiscal 2000 due to lower average debt borrowings in fiscal 2001.

Interest Income. Interest income decreased $.5 million in fiscal 2001 from fiscal 2000 due to lower interest rates and lower average cash balances.

Other Income and Expense. Other income, net was $.3 million in fiscal 2001 compared to other expense, net of $.3 million in fiscal 2000 due principally to management and other net fees billed to Neschen AG for services rendered in connection with the Company's transition services agreements with Neschen AG in fiscal 2001.

Provision for Income Taxes. The Company's effective tax rate for continuing operations decreased to 29.5% in fiscal 2001 from 37.2% in fiscal 2000, primarily due to resolution of prior years' tax exposures and to lower amounts not deductible for tax purposes. See Note 11 to the Consolidated Financial Statements.

Comparison of Fiscal 2000 vs. 1999

The Company's 2000 fiscal year comprised 53 weeks compared to 52 weeks for fiscal 1999.

Net Sales. Net sales from continuing operations increased 1.6% to $175.8 million in fiscal 2000 from $173.0 million in fiscal 1999. This sales increase was primarily the result of broader distribution in current sales channels, expanded placement of existing products and the introduction of new products, partially offset by lower net selling prices, and lower sales of X-ACTO brand products and to the termination (effective September 1, 1999) of the Company's distribution agreement with respect to Schwan-STABILO highlighter markers and writing instruments. Export sales increased 10.8% in fiscal 2000 as compared to fiscal 1999, principally due to higher sales in Latin America and Canada.

Gross Profit. The Company's gross profit margin decreased to 39.0% of net sales in fiscal 2000 from 41.5% in fiscal 1999, due to the net result of unfavorable production efficiencies and higher materials costs, partially offset by favorable customer and product mix and lower variable overhead spending.

Selling, General and Administrative Expenses. Selling, general, and administrative expenses decreased $.2 million, or .4%, in fiscal 2000 from the previous year. This decrease was largely attributable to lower promotional advertising and packaging development costs, lower discretionary marketing spending, and lower professional services expenses, partially offset by a special cash award to the Company's employees.

Restructuring and Other. The Company recorded pre-tax special charges on a continuing operations basis of $6.2 million pre-tax in connection with the Company's 1999 restructuring plan, of which $.8 million pre-tax ($.05 per share) is included in restructuring and other in the accompanying Consolidated Statements of Operations, with the remaining $5.4 million pre-tax included in the loss from discontinued business.

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

Interest Expense. Interest expense increased to $4.2 million in fiscal 2000 from $4.1 million in fiscal 1999 due to lower interest capitalized in fiscal 2000.

Interest Income. Interest income decreased $.2 million in fiscal 2000 from fiscal 1999 due to lower average cash balances.

Provision for Income Taxes. The Company's effective tax rate for continuing operations increased to 37.2% in fiscal 2000 from 32.9% in fiscal 1999, primarily due to higher amounts not deductible for tax purposes. See Note 11 to the Consolidated Financial Statements.

Financial Condition

Working capital decreased to $40.6 million at the end of fiscal 2001 from $56.4 million at the end of fiscal 2000 largely as a result of the Company's fiscal 2001 divestiture of its commercial Graphics Products business and costs related to the 2001 cost reduction plan previously discussed. The Company's debt/capitalization ratio decreased to 42.1% at the end of fiscal 2001 from 46.9% at the end of fiscal 2000 as a net result of the reduction of long-term debt, the reduction in earnings from the sale of the divested business, and the 2001 cost reduction plan discussed above. Funds from operations, proceeds received from the sale of a divested business, and available cash balances were sufficient during fiscal 2001 to enable the Company to reduce debt by $27.7 million, net; to pay $3.9 million in satisfaction of a patent infringement judgment; to fund the repurchase of $3.7 million of the Company's common shares; to fund additions to property, plant and equipment of $3.6 million; to pay cash dividends of $3.6 million; and to make cash payments related to the 1999 restructuring plan of $.4 million.

The decrease in current assets from $88.3 million at the end of fiscal 2000 to $72.8 million at the end of fiscal 2001, as well as the decreases in accounts receivable and inventories were due primarily to the sale of the divested business. Other current assets increased to $14.1 million at the end of fiscal 2001 from $2.6 million at the end of fiscal 2000 due largely to an increase in income tax refund receivables ($3.6 million), a reclassification from property, plant and equipment to assets held for sale of certain assets ($4.6 million) relating to the divested business (but not included in the sale to Neschen AG), and to a receivable due from Neschen AG for transitional manufacturing, distribution, and administrative services performed in connection with the sale of the divested business.

The decrease in non-current assets of $41.6 million was also due largely to the business divestiture.

Current liabilities of $32.2 million at the end of fiscal 2001 increased from $31.9 million at the end of fiscal 2000. This slight increase was due to the reclassification of a portion of long-term debt to current, accruals associated with the Company's 2001 cost reduction plan, and accruals associated with the sale of the divested business, partially offset by the payment of the patent infringement litigation accrual and reductions of accounts payable and accruals as a result of the business divestiture.

Other non-current liabilities increased to $14.1 million at the end of fiscal 2001 from $12.5 million at the end of fiscal 2000 due to several factors, including accruals associated with the 2001 cost reduction charges and the sale of the divested business, and to an increase in the Company's Supplemental Executive Benefits Plan liability, partially offset by lower pension accruals.

The $6.8 million decrease in the accumulated other comprehensive loss account in stockholders' equity was due to the elimination of the foreign currency translation adjustment account as a result of the sale of the divested business and to a favorable minimum pension liability adjustment.

In fiscal 2001 and 2000, the Company repurchased 941,290 and 352,600 shares, respectively, of its stock at a cost of $3.7 million and $3.2 million, respectively. The diluted average common shares outstanding decreased from 9,908,000 shares in fiscal 2000 to 8,976,000 shares in fiscal 2001. These and other previously repurchased shares are held by the Company as treasury stock to be used for company stock-based compensation plans and other general company purposes.

As a result of the divestiture of its commercial Graphics Products business in October 2001, the Company was required to modify its existing debt arrangement with its senior note holders and banks. In November 2001, the Company reached an agreement with its senior note holders to modify, in certain respects, the terms of the senior notes, subject to, among other things, the Company's securing and maintaining a $25 million bank credit facility. These modifications included: (i) a principal repayment on the senior notes of $25 million at par; (ii) an increase in the interest rate on the remaining balance of the senior notes from 7.86% to 8.36%; (iii) changes to certain covenant requirements; and (iv) certain restrictions on the Company's ability to repurchase its common stock. The Company used $25 million of the proceeds from the sale of the divested business to reduce the $50 million senior note debt then outstanding. As of December 2, 2001, the Company had received a commitment from two banks for a new $25 million bank credit facility to replace the existing $50 million credit facility. On December 21, 2001, the Company finalized the bank credit agreement with the banks. The terms of the new credit facility include, among other things, LIBOR based loans, financial and other covenant requirements substantially similar to the existing bank credit facility, and limitations on borrowings based on levels of accounts receivable, inventory, and fixed assets. See Note 10 to the Consolidated Financial Statement. There were no outstanding borrowings under the new credit facility as of December 2, 2001.

The Company's ability to comply with various of its debt covenants will depend largely on the achievement of the Company's business plan, which, in turn, could be adversely affected by the economic climate, competitive uncertainties, and other factors. In the event that non-compliance with such debt covenants should occur or appear to be likely, the Company would pursue various alternatives to successfully resolve the non-compliance, which might include, among other things, seeking debt covenant waivers or amendments, refinancing of debt, restricting payments of future cash dividends, and/or reducing future capital expenditures. Although the Company believes that it would be successful in resolving any such actual or potential non-compliance with its debt covenants, there can be no assurance that such would be the case. See Note 10 to the Consolidated Financial Statements.

Management believes that funds generated from operations, combined with the new credit facility, will be sufficient to meet currently anticipated working capital and other capital and debt service requirements. Should the Company require additional funds in the future, management believes that the Company could obtain them at competitive costs.

New Accounting Standards

In June 2001, the Financial Accounting Standards Board ("FASB") approved the issuance of Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations"; SFAS No. 142, "Goodwill and Other Intangible Assets"; and SFAS No. 143, "Accounting for Asset Retirement Obligations."

SFAS No. 141 supersedes Accounting Principles Board (APB) Opinion No. 16, "Business Combinations." The most significant changes made by SFAS No. 141 are requiring the purchase method of accounting for all business combinations initiated after June 30, 2001, establishing specific criteria for the recognition of intangible assets separately from goodwill, and requiring that unallocated negative goodwill be written off immediately as an extraordinary gain. The Company does not expect a material impact from the adoption of SFAS No. 141 on its consolidated financial statements.

SFAS No. 142 supersedes APB 17, "Intangible Assets," and primarily addresses accounting for goodwill and intangible assets subsequent to their acquisition (i.e., the post-acquisition accounting). The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001. The most significant changes made by SFAS No. 142 are that goodwill and indefinite lived intangible assets will no longer be amortized, goodwill will be tested for impairment at least annually at the reporting unit level, intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and the amortization period of intangible assets with finite lives will no longer be limited to forty years. The Company does not expect a material impact from the adoption of SFAS No. 142 on its consolidated financial statements.

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

In August 2001, the FASB approved the issuance of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and certain parts of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 establishes an accounting model based on SFAS No. 121 for long lived assets to be disposed of by sale, previously accounted for under APB Opinion No. 30. This Statement is effective for fiscal years beginning after December 15, 2001. The Company is currently assessing the impact of the adoption of this statement, but believes it will not materially affect the Company's financial position or results of operations.

Environmental Matters

The Company is involved, on a continuing basis, in monitoring its compliance with environmental laws and in making capital and operating improvements necessary to comply with existing and anticipated environmental requirements. Despite its efforts, the Company has been cited for occasional violations or alleged violations of environmental laws or permits and on several occasions has been named a potentially responsible party for the remediation of sites. Expenses incurred by the Company for all years presented in the accompanying consolidated financial statements relating to violations of and compliance with environmental laws and permits and site remediation have not been material. While it is impossible to predict with certainty, management currently does not foresee such expenses in the future as having a material effect on the Company's business, results of operations, or financial condition. See Note 15 to the Consolidated Financial Statements.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

It is the Company's policy to enter into forward exchange contracts transactions only to the extent necessary to achieve the desired objectives of management in limiting the Company's exposure to the various market risks discussed in item 7 herein. However, the Company does not hedge all of its market risk exposure in a manner that would completely eliminate the impact of changes in interest rates and foreign exchange rates on the Company's net income. The Company does not expect that its results of operations or financial position will be materially affected by these risk management strategies.

As a result of the sale of the commercial Graphics Products business in October 2001, the Company's exposure to the impact of foreign currency exchange rate fluctuations has been greatly reduced. The Company plans to continue to enter into foreign exchange forward contracts to reduce risks associated with its Canadian dollar transactions. As of December 2, 2001, the Company had a one-month Canadian forward exchange contract with a notional value of approximately $1.9 million outstanding. There were no forward exchange contracts outstanding as of December 3, 2000. The Company does not hold or purchase any foreign currency contracts for trading purposes.

In the normal course of operations, the Company also faces other risks that are either nonfinancial or nonquantifiable. Such risks principally include changes in economic or political conditions, other risks associated with foreign operations, commodity price risk and litigation risks.

   Interest Rate Risk Management

See Item 7 -- "Financial Condition" and Note 10 to the Consolidated Financial Statements.

   Foreign Exchange Risk Management

See Note 1 to the Consolidated Financial Statements.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements and supplementary financial information listed in the index appearing under Item 14(a) 1 & 2 herein, together with the reports of PricewaterhouseCoopers LLP thereon, are set forth following the signature pages below.

Item 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

Incorporated by Reference

The information called for by Item 10, "Directors and Executive Officers of the Registrant" (other than the information concerning executive officers set forth after Item 4 herein); Item 11, "Executive Compensation"; Item 12, "Security Ownership of Certain Beneficial Owners and Management"; and Item 13, "Certain Relationships and Related Transactions" is incorporated herein by reference to the following sections of the Company's definitive proxy statement for its Annual Meeting of Shareholders scheduled to be held April 17, 2002, which definitive proxy statement is expected to be filed with the Commission not later than 120 days after the end of the fiscal year to which this report relates:

Form 10-K Item No.                        Proxy Statement Section
------------------                        -----------------------
Item 10...............................    Proposal 1. "ELECTION OF DIRECTORS"; "ADDITIONAL
                                          INFORMATION - Section 16(a) Beneficial Ownership Reporting
                                          Compliance"

Item 11...............................    Proposal 1. "ELECTION OF DIRECTORS - Compensation of
                                          Directors"; "ADDITIONAL INFORMATION - Executive
                                          Compensation" (not including "Compensation Committee
                                          Report on Executive Compensation and Report on Repricing
                                          of Options" and "Ten-Year Option Repricings")

Item 12...............................    Proposal 1. "ADDITIONAL INFORMATION - Common Share
                                          Ownership by Certain Beneficial Owners and Management"

Item 13...............................    Not applicable

                                    PART IV


Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents filed as part of the Report
                                                                      Pages
   1. Financial Statements:                                           -----

       Report of Independent Accountants                               F-1

       Consolidated Statements of Operations
       for the fiscal years 2001, 2000, and 1999                       F-2

       Consolidated Balance Sheets,
       December 2, 2001 and December 3, 2000                           F-3

       Consolidated Statements of Stockholders' Equity
       for the fiscal years 2001, 2000, and 1999                       F-4

       Consolidated Statements of Comprehensive Income (Loss)
       for the fiscal years 2001, 2000, and 1999                       F-5

       Consolidated Statements of Cash Flows
       for the fiscal years 2001, 2000, and 1999                       F-6

       Notes to Consolidated Financial Statements                   F-7 - F-28

   2. Financial Statement Schedule

       Schedule II. Valuation and Qualifying Accounts
       for the fiscal years 2001, 2000, and 1999                      F-29



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

   3. Exhibits:

    (2) Agreements relating to sale of commercial Graphics Products business:

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

        (e) Form of Employee and Employee Benefits Transitional Agreement dated October 9, 2001, between the Company and two subsidiaries of Neschen AG.

        (f) Form of Product Manufacturing and Transition Services Agreement dated October 9, 2001, between the Company and three subsidiaries of Neschen AG.

        (g) Form of Purchase and Supply Agreement (Foamboard) dated October 9, 2001, between the Company and three subsidiaries of Neschen AG.

        (h) Form of Purchase and Supply Agreement (Framing Consumables) dated October 9, 2001, between the Company and three subsidiaries of Neschen AG.

            (Exhibits 2(a) through (h) are incorp. by ref. to Exs. 2(a) through (h), respectively, to Form 10-Q for quarter ended September 2, 2001.)

            Certain schedules and similar attachments to, and as described in, the above exhibits 2(a) through 2(h) have not been filed with the Commission, but the Company agrees to furnish supplementally to the Commission a copy of any omitted schedule upon request. (A list of schedules so omitted is set forth as Ex. 2 to Form 8-K filed October 9, 2001.)

    (3) Articles of incorporation and bylaws:

        (a) Restated Articles of Incorporation (incorp. by ref. to Ex. 3(a) to January 2001 Form 8-K).

        (b) By-laws, as amended (incorp. by ref. to Ex. 3(b) to January 2001 Form 8-K).

    (4) Instruments defining rights of security holders, including indentures:*

        (a) (1) Note Purchase Agreement dated as of August 1, 1996 between the Company and several insurance companies (refiled herewith) and (2) Consent and Amendment to Note Agreement dated as of November 14, 2001 (filed herewith).

        (b) Credit Agreement dated as of December 21, 2001 between the Company and First Union National Bank, Fleet National Bank, and other lenders (filed herewith).

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

        (b) 1983 Stock Option and Stock Grant Plan, as amended, of the Company (refiled herewith).**

        (c)(1) 1993 Stock Option and Stock Grant Plan of the Company, as amended (incorp. by ref. to Ex. 10(c) to Form 10-Q for quarter ended September 3, 2000); (2) Addendum relating to options granted December 16, 1999 (incorp. by ref. to Ex.10(c)(2) to fiscal 2000 Form 10-K); and (3) Description of January 2001 stock grants (incorp. by ref. to Ex.10(c)(3) to fiscal 2000 Form 10-K).**

        (d) 1994 Non-Employee Directors' Stock Option Plan (incorp. by ref. to Ex. 10(d) to fiscal 1999 Form 10-K).**

        (e) 1997 Non-Employee Director Compensation Plan (incorp. by ref. to Ex. 10(f) to fiscal 1997 Form 10-K).**

        (f)(1) Form of Change in Control Agreement between the Company and various officers of the Company (incorp. by ref. to Ex.10(f)(1) to fiscal 2000 Form 10-K) and (2) list of executive officers who are parties (filed herewith).**

        (g)(1) Form of Supplemental Executive Benefits Plan ("SEBP") of the Company effective January 1, 1997, (incorp. by ref. to Ex. 10(g)(1) of fiscal 1998 Form 10-K); (2) Amendment No. 1 to SEBP (incorp. by ref. to Ex. 10(g)(2) of fiscal 1999 Form 10-K); and (3) form of related Amended and Restated Trust Agreement, effective January 1, 1997 (incorp. by ref. to Ex. 10(g)(2) to fiscal 1998

            Form 10-K; (4) Amendment No. 2 to SEBP (incorp. by ref. to Ex. 10(g)(4) to fiscal 2000 Form 10-K); (5) Amendment No. 3 to SEBP (incorp. by ref. to Ex. 10(g)(5) to fiscal 2000 Form 10-K); and (6) Amendment No. 4 to SEBP (filed herewith).**

        (h)(1) Employment Agreement, dated as of April 8, 1996, between the Company and Donald L. Thompson (refiled herewith); (2) Amendment No. 1 dated October 1, 1999 to employment Agreement; (3) Amendment, effective June 28, 2000, to Appendix A to Employment Agreement; and
            (4) Nonqualified Stock Option Agreement dated June 28, 2000 (Exhibits 10(h)(2), (3), and (4) are incorp. by ref. to Exs. 10(h)(2), (3), and (4), respectively, to Form 10-Q for quarter ended September 3, 2000); and (5) Transition and Separation Agreement dated November 30, 2001 (filed herewith).**

        (i)(1) Officer Severance Plan (incorp. by ref. to Ex. 10 to Form 10-Q for quarter ended February 28, 1999.); (2) Form of Agreement under the Officer Severance Plan; and (3) list of departing executives whose arrangements are eventually as provided under the Office Severance Plan and Form of Agreement (Exhibits 10(i)(2) and (3) filed herewith).**

        (j) Supplemental Deferred Compensation Agreement, dated as of February 6, 2002 between the Company and John W. Carney (filed herewith).**

        (k) Form of arrangement between the Company and Bradley P. Johnson (filed herewith).**


   (21) Subsidiaries (filed herewith).

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

(b) Reports on Form 8-K

       During the fourth quarter of fiscal 2001, the Company filed two reports on Form 8-K with the Securities and Exchange Commissions, relating to the Company's sale of its commercial Graphics Products business.

                                   SIGNATURES


Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                HUNT CORPORATION

   Dated: February 25, 2002               By: \s\ Donald L. Thompson

                                    Donald L. Thompson
                                    Chairman and Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the registrant and in the capacities and on the dates indicated:

   \s\ Donald L. Thompson                                     February 25, 2002
   _____________________________
   Donald L. Thompson
   Chairman and Chief
   Executive Officer

   \s\ William E. Chandler                                    February 25, 2002
   _____________________________
   William E. Chandler
   Senior Vice President, Finance
   (Principal Financial Officer)

   \s\ John Fanelli III                                       February 25, 2002
   _____________________________
   John Fanelli III
   Vice President, Corporate Controller
   (Principal Accounting Officer)

   \s\ Donald D. Belcher                                      February 25, 2002
   _____________________________
   Donald D. Belcher
   Director

   \s\ Ursula M. Burns                                        February 25, 2002
   _____________________________
   Ursula M. Burns
   Director

   \s\ Jack Farber                                            February 25, 2002
   _____________________________
   Jack Farber
   Director

   \s\ William F. Hamilton, Ph.D.                             February 25, 2002
   _____________________________
   William F. Hamilton, Ph.D.
   Director

   \s\ Mary R. Henderson                                      February 25, 2002
   _____________________________
   Mary R. (Nina) Henderson
   Director

   \s\ Bradley P. Johnson                                     February 25, 2002
   _____________________________
   Bradley P. Johnson
   Director

   \s\ Gordon A. MacInnes                                     February 25, 2002
   _____________________________
   Gordon A. MacInnes
   Director

   \s\ Robert H. Rock                                         February 25, 2002
   _____________________________
   Robert H. Rock
   Director

   \s\ Victoria B. Vallely                                    February 25, 2002
   _____________________________
   Victoria B. Vallely
   Director

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and
the Board of Directors of
Hunt Corporation



In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 19 present fairly, in all material respects, the financial position of Hunt Corporation and its subsidiaries at December 2, 2001 and December 3, 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 2, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 14(a)(2) on page 19 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



PricewaterhouseCoopers LLP

Philadelphia, PA
January 29, 2002

                       HUNT CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   for the fiscal years 2001, 2000, and 1999
                    (In thousands except per share amounts)


                                                                                                 2001          2000         1999
                                                                                              (52 weeks)    (53 weeks)   (52 weeks)
                                                                                              ----------    ----------   ----------
Net sales.................................................................................     $160,870      $175,780     $172,993
Cost of sales.............................................................................       97,478       107,232      101,220
                                                                                               --------      --------     --------
     Gross profit.........................................................................       63,392        68,548       71,773
Selling, general and administrative expenses..............................................       51,841        55,055       54,891
Restructuring and other...................................................................        3,841         3,735          (74)
                                                                                               --------      --------     --------
     Income from operations...............................................................        7,710         9,758       16,956
Interest expense..........................................................................       (4,055)       (4,163)      (4,114)
Interest income...........................................................................          768         1,271        1,439
Other income (expense), net...............................................................          251          (276)         (28)
                                                                                               --------      --------     --------
     Income from continuing operations
       before income taxes................................................................        4,674         6,590       14,253
Provision for income taxes................................................................        1,378         2,453        4,689
                                                                                               --------      --------     --------
     Income from continuing operations....................................................        3,296         4,137        9,564
Discontinued operations:
 Loss from discontinued business, net of income tax benefits of $652, $1,433, and $2,033 in 2001, 2000, and 1999,
   respectively...........................................................................       (2,444)       (2,168)      (3,137)
 Loss on disposal of discontinued business,
   net of income tax benefit of $6,777....................................................      (25,378)           --           --
                                                                                               --------      --------     --------
     Net income (loss)....................................................................     $(24,526)     $  1,969     $  6,427
                                                                                               ========      ========     ========
Basic earnings per common share:
   Income from continuing operations......................................................     $   0.37      $   0.42     $   0.91
   Loss from discontinued business........................................................        (0.27)        (0.22)       (0.30)
   Loss on disposal of discontinued business..............................................        (2.84)           --           --
                                                                                               --------      --------     --------
     Net income (loss) per share..........................................................     $  (2.74)     $   0.20     $   0.61
                                                                                               ========      ========     ========
Diluted earnings per common share:
   Income from continuing operations......................................................     $   0.37      $   0.42     $   0.91
   Loss from discontinued business........................................................        (0.27)        (0.22)       (0.30)
   Loss on disposal of discontinued business..............................................        (2.83)           --           --
                                                                                               --------      --------     --------
     Net income (loss) per share..........................................................     $  (2.73)     $   0.20     $   0.61
                                                                                               ========      ========     ========




See accompanying notes to consolidated financial statements.

                       HUNT CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                     December 2, 2001 and December 3, 2000
               (In thousands except share and per share amounts)


                                                              2001        2000
                                                            --------    --------
                               ASSETS
Current assets:
   Cash and cash equivalents............................    $  25,966   $ 23,878
   Accounts receivable, less allowance for doubtful
    accounts: 2001 - $1,031; 2000 - $873 ...............       17,486     35,058
   Inventories..........................................        9,389     21,823
   Deferred income taxes................................        5,834      4,966
   Prepaid expenses and other current assets............       14,101      2,590
                                                            ---------   --------
     Total current assets ..............................       72,776     88,315
Property, plant and equipment, net .....................       24,188     41,216
Excess of acquisition cost over net assets acquired,
    net ................................................          754     22,117
Intangible assets, net .................................           65      2,416
Other assets ...........................................        8,604      9,468
                                                            ---------   --------
     TOTAL ASSETS ......................................    $ 106,387   $163,532
                                                            =========   ========
                             LIABILITIES
Current liabilities:
   Current portion of debt..............................    $   5,000   $     --
   Accounts payable.....................................        4,428      7,876
   Accrued expenses:
    Salaries, wages and commissions ....................        1,291      2,460
    Income taxes .......................................          638      1,297
    Insurance ..........................................        1,690      1,843
    Compensated absences ...............................        2,315      2,871
    Restructuring ......................................        2,175        862
    Other ..............................................       14,667     14,698
                                                            ---------   --------
     Total current liabilities .........................       32,204     31,907
Long-term debt, less current portion ...................       22,000     54,682
Deferred income taxes ..................................        1,004      2,434
Other non-current liabilities ..........................       14,106     12,539
Commitments and contingencies (see Note 15)

                        STOCKHOLDERS' EQUITY
Capital Stock:
   Preferred, $.10 par value, authorized 1,000,000
    shares; none issued ................................           --         --
   Common, $.10 par value, authorized 40,000,000 shares;
       issued: 2001 and 2000 -16,152,322 shares ........        1,615      1,615
Capital in excess of par value .........................        7,412      7,412
Accumulated other comprehensive loss ...................           --     (6,840)
Retained earnings ......................................      129,695    158,044
   Less cost of treasury stock: 2001 - 7,248,347 shares;
    2000 - 6,324,933 shares ............................     (101,649)   (98,261)
                                                            ---------   --------
     Total stockholders' equity ........................       37,073     61,970
                                                            ---------   --------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .....    $ 106,387   $163,532
                                                            =========   ========




See accompanying notes to consolidated financial statements.

                       HUNT CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   for the fiscal years 2001, 2000, and 1999
               (In thousands except share and per share amounts)



                                                                      Common Stock       Capital in    Accumulated Other
                                                                   ------------------     Excess of      Comprehensive     Retained
                                                                   Issued    Treasury     Par Value      Income (Loss)     Earnings
                                                                   ------   ---------    ----------    -----------------   --------
Balances, November 29, 1998
  (issued 16,152,322 shares;
  treasury 5,162,082 shares)...................................    $1,615   $ (87,386)     $6,434           $(1,099)       $158,316
Net income.....................................................                                                               6,427
Cash dividends on common stock
  ($.41 per share).............................................                                                              (4,317)
Translation adjustments
  (net of tax benefit of $1,005)...............................                                              (2,437)
Minimum pension adjustment
  (net of tax expense of $475).................................                                               1,077
Purchase of treasury shares
  (838,500 shares).............................................                (8,171)
Issuance of stock grants
  (13,199 treasury shares).....................................                   215                                          (159)
                                                                   ------   ---------      ------           -------        --------
Balances, November 28, 1999
  (issued 16,152,322 shares;
  treasury 5,987,383 shares)...................................     1,615     (95,342)      6,434            (2,459)        160,267
Net income.....................................................                                                               1,969
Cash dividends on common stock
  ($.41 per share).............................................                                                              (4,067)
Translation adjustments
  (net of tax benefit of $2,338)...............................                                              (4,518)
Minimum pension adjustment
  (net of tax expense of $71)..................................                                                 137
Tax benefit of stock option transactions.......................                               978
Purchase of treasury shares
  (352,600 shares).............................................                (3,165)
Issuance of stock grants
  (15,050 treasury shares).....................................                   246                                          (125)
                                                                   ------   ---------      ------           -------        --------
Balances, December 3, 2000
  (issued 16,152,322 shares;
  treasury 6,324,933 shares)...................................     1,615     (98,261)      7,412            (6,840)        158,044
Net loss.......................................................                                                             (24,526)
Cash dividends on common stock
  ($.41 per share).............................................                                                              (3,645)
Translation adjustments
  (net of tax expense of $2,742)...............................                                               6,509
Minimum pension adjustment
  (net of tax expense of $139).................................                                                 331
Purchase of treasury shares
  (941,290 shares).............................................                (3,680)
Issuance of stock grants
  (treasury 17,876 shares).....................................                   292                                          (178)
                                                                   ------   ---------      ------           -------        --------
Balances, December 2, 2001
  (issued 16,152,322 shares;
  treasury 7,248,347 shares)...................................    $1,615   $(101,649)     $7,412           $    --        $129,695
                                                                   ======   =========      ======           =======        ========


See accompanying notes to consolidated financial statements.

                       HUNT CORPORATION AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                    for the fiscal years 2001, 2000 and 1999
                                 (In thousands)


                                                                                                        2001       2000       1999
                                                                                                      --------    -------   -------
Net income (loss).................................................................................    $(24,526)   $ 1,969   $ 6,427
Comprehensive income (loss):
 Foreign currency translation adustments, net of income tax expense (benefit) of $2,742, ($2,338),
   and ($1,005) in 2001, 2000 and 1999, respectively..............................................       6,509     (4,518)   (2,437)
 Minimum pension liability adustments, net of income tax expense of $139, $71, and $475 in 2001,
   2000 and 1999, respectively....................................................................         331        137     1,077
                                                                                                      --------    -------   -------
Other comprehensive income (loss).................................................................       6,840     (4,381)   (1,360)
                                                                                                      --------    -------   -------
Comprehensive income (loss).......................................................................    $(17,686)   $(2,412)  $ 5,067
                                                                                                      ========    =======   =======
























See accompanying notes to consolidated financial statements.

                       HUNT CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    for the fiscal years 2001, 2000 and 1999
                                 (in thousands)


                                                                                                      2001        2000       1999
                                                                                                    --------    --------   --------
Cash flows from operating activities:
Net income (loss)...............................................................................    $(24,526)   $  1,969   $  6,427
Adjustments to reconcile net income to net cash provided
  by operating activities:
   Depreciation and amortization................................................................       7,391       8,604      8,540
   Provision for inventory obsolescence.........................................................       2,211       1,007        828
   Provision (credit) for doubtful accounts.....................................................         374         (52)       161
   Deferred income taxes........................................................................      (2,473)        948        312
   Loss on disposal of property, plant and equipment............................................         125         247        120
   Loss (gain) on sale of businesses............................................................      32,155        (133)      (554)
   Provision (payments/credits) for special charges.............................................       3,073      (4,675)     3,495
   Provision (payment) for patent infringement litigation.......................................      (3,919)      3,815         --
   Issuance of stock under management incentive bonus
    and stock grant plans                                                                                114         118         56
   Changes in operating assets and liabilities,
    net of acquisition of businesses:
     Accounts receivable........................................................................      11,419      (2,256)    (2,962)
     Inventories................................................................................        (584)     (3,083)       (90)
     Prepaid expenses and other current assets..................................................      (7,116)     (1,888)       525
     Accounts payable...........................................................................      (3,543)     (2,436)    (1,607)
     Accrued expenses...........................................................................      (1,771)       (822)       297
     Other non-current assets and liabilities...................................................      (2,694)        641       (679)
                                                                                                    --------    --------   --------
       Net cash provided by operating activities................................................      10,236       2,004     14,869
                                                                                                    --------    --------   --------
Cash flows from investing activities:
   Additions to property, plant and equipment...................................................      (3,580)     (6,439)    (4,879)
   Proceeds from sale of businesses.............................................................      32,069          --         --
   Acquisition of businesses....................................................................          --        (417)    (1,435)
   Other, net...................................................................................        (200)         63        339
                                                                                                    --------    --------   --------
       Net cash provided by (used for) investing activities.....................................      28,289      (6,793)    (5,975)
                                                                                                    --------    --------   --------
Cash flows from financing activities:
   Proceeds from issuance of long-term debt.....................................................       9,919      13,229     16,132
   Reduction of long-term debt, including current maturities....................................     (37,658)    (14,642)   (17,301)
   Book overdrafts..............................................................................      (1,522)        498      1,128
   Purchases of treasury stock..................................................................      (3,680)     (3,163)    (8,171)
   Dividends paid...............................................................................      (3,645)     (4,066)    (4,317)
   Other, net...................................................................................          --          (2)       (29)
                                                                                                    --------    --------   --------
       Net cash used for financing activities...................................................     (36,586)     (8,146)   (12,558)
                                                                                                    --------    --------   --------
Effect of exchange rate changes on cash and cash equivalents....................................         149         (84)      (163)
                                                                                                    --------    --------   --------
Net increase (decrease) in cash and cash equivalents............................................       2,088     (13,019)    (3,827)
Cash and cash equivalents, beginning of year....................................................      23,878      36,897     40,724
                                                                                                    --------    --------   --------
Cash and cash equivalents, end of year..........................................................    $ 25,966    $ 23,878   $ 36,897
                                                                                                    ========    ========   ========


See accompanying notes to consolidated financial statements.

                       HUNT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (In thousands except per share and per share amount, unless otherwise indicated)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation:
The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. Significant intercompany accounts and transactions have been eliminated. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company's fiscal year ends on the Sunday nearest the end of November. Fiscal year 2001 ended December 2, 2001; fiscal year 2000 ended December 3, 2000; and fiscal year 1999 ended November 28, 1999. Fiscal years 2001 and 1999 comprised 52 weeks, while fiscal year 2000 comprised 53 weeks.

As a result of the Company's sale of its commercial Graphics Products business effective October 1, 2001, the commercial Graphics Products business is presented as a discontinued operation in the accompanying Consolidated Statements of Operations and certain prior year amounts have been reclassified to reflect the discontinued operations, as described in Note 3 to the Consolidated Financial Statements.

Cash and Cash Equivalents:
The Company considers all highly liquid temporary cash investments purchased with a maturity of three months or less to be cash equivalents. The Company's cash management program utilizes zero balance accounts. Accordingly, all book overdraft balances have been reclassified to other accrued expenses in the accompanying Consolidated Balance Sheets. These balances amounted to $2.6 million at December 2, 2001 and $4.1 million at December 3, 2000.

Revenue Recognition:
In fiscal 2001, the Company adopted Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." This SAB summarizes certain of the staff's views in applying generally accepted accounting principles to selected revenue recognition issues and provides guidance with respect to the recognition, presentation, and disclosure of revenue in the financial statements. The Company recognizes revenue when products are shipped and title has passed to the customer. Provisions for estimated product returns and warranty costs are accrued in the period of revenue recognition. The adoption of SAB No. 101 did not have a significant impact on the Company's results of operations or financial position.

In fiscal 2001, the Company adopted Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs," of the Emerging Issues Task Force ("EITF"), a subcommittee of the Financial Accounting Standards Board ("FASB"). This Issue requires that amounts billed to customers related to shipping and handling costs be classified as revenues and all expenses related to shipping and handling be classified as cost of products sold. Historically, the Company has netted the amounts billed to customers against shipping and handling costs in selling, general and administrative expenses. In accordance with the adoption of this issue, net sales and selling, general and administrative expenses have been restated, resulting in increases of $.2 million, $.1 million, and $.1 million for fiscal years 2001, 2000, and 1999, respectively. The Company's shipping and handling costs are included in selling, general and administrative expenses. These costs were $15.0 million, $16.9 million, and $15.8 million in fiscal 2001, 2000, and 1999, respectively.

Inventories:
Inventories are valued at the lower of cost or market. Cost was determined by the last-in, first-out ("LIFO") method for 73% and 39% of the inventories in 2001 and 2000, respectively. Cost of the remaining inventories is determined using the first-in, first-out ("FIFO") method. The Company uses the FIFO method of inventory valuation for certain product lines because the related products and operations are separate and distinct. Inventory

                       HUNT CORPORATION AND SUBSIDIARIES

     (In thousands except per share and per share amount, unless otherwise indicated)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: -- (Continued)

related to the 2001 business divestiture was accounted for using the FIFO method of valuation, which accounts for the significant increase in the inventory valued using the LIFO method as of December 2, 2001.

Property, Plant and Equipment:
Expenditures for additions and improvements to property, plant and equipment are capitalized, and normal repairs and maintenance are charged to expense as incurred. The related cost and accumulated depreciation of depreciable assets disposed of are eliminated from the accounts, and any profit or loss is reflected in restructuring and other in the Consolidated Statements of Operations. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying value of the asset.

Excess of Acquisition Cost Over Net Assets Acquired and Other Intangible
Assets:
Excess of acquisition cost over net assets acquired relates principally to the Company's acquisition of X-Acto in 1981. The Company's policy is to record an impairment loss against the net unamortized excess of acquisition cost over net assets acquired and net other intangible assets in the period when it is determined that the carrying amount of the net assets may not be recoverable. The Company performs this evaluation on a quarterly basis. This determination includes evaluation of factors such as current market value, future asset utilization, business climate, and future net cash flows (undiscounted and without interest) expected to result from the use of the net assets.

Depreciation and Amortization:
Depreciation for financial reporting purposes is computed using the straight-line method over the estimated useful life of the asset as follows: buildings, 12 to 40 years; machinery and equipment, 3 to 12 years; and leasehold improvements over the lease term. Depreciation for tax purposes is computed principally using accelerated methods. The excess of acquisition cost over net assets acquired is amortized on a straight-line basis over 40 years. The costs of other intangible assets are amortized on a straight-line basis over periods ranging from 5 to 30 years. Amortization of assets under capital leases that contain purchase options is provided over the assets' useful lives. Other capital leases are amortized over the terms of the related leases or asset lives, if shorter.

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

Advertising Costs:
The Company expenses advertising costs as incurred to selling, general and administrative expense. Total advertising expense was $.4 million, $.5 million, and $.7 million in fiscal 2001, 2000, and 1999, respectively.

Research and Development Costs:
Research and development costs relating to both future and present products are charged to selling, general and administrative expense when incurred. These expenses were approximately $1.5 million, $1.6 million, and $1.9 million in fiscal years 2001, 2000, and 1999, respectively.

                       HUNT CORPORATION AND SUBSIDIARIES

     (In thousands except per share and per share amount, unless otherwise indicated)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: -- (Continued)

Income Taxes:
Income tax expense is based on pre-tax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts. The Company records a valuation allowance for deferred tax assets if, based on available evidence, it is more likely than not that some portion or all of such assets will not be realized.

Derivatives:
Derivative financial instruments are used to hedge risk caused by fluctuating currency. The Company periodically enters into forward exchange contracts to hedge foreign currency transactions for periods generally consistent with its committed exposure. These transactions were not material in any of the years presented in the consolidated financial statements. As of December 2, 2001, the Company had a one-month Canadian forward exchange contract with a notional value of approximately $1.9 million outstanding. There were no forward exchange contracts outstanding as of December 3, 2000. Cash flows from hedges are classified in the Consolidated Statements of Cash Flows in the same category as the item being hedged. The Company does not hold or issue financial instruments for trading purposes.

Earnings (Loss) Per Share:
Basic earnings per share is computed by dividing net earnings (loss) by the weighted average of common shares outstanding during the year. Diluted earnings per share reflects the potential dilution of securities that could share in earnings, including stock options. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect. The diluted earnings per share does not assume the exercise of options that would have an anti-dilutive effect on earnings per share. All earnings per share amounts are presented on an after-tax, diluted basis unless otherwise noted. A reconciliation of weighted average of common shares outstanding to weighted average of common shares outstanding assuming dilution is shown below:

                                                                                            2001         2000         1999
                                                                                          ---------   ---------    ----------
      Average common shares outstanding-basic ........................................    8,936,342   9,905,440    10,488,442
      Add: common equivalent shares representing shares issuable upon exercise of
        stock options and stock grants................................................       39,275       2,959         3,766
                                                                                          ---------   ---------    ----------
      Average common shares and dilutive securities outstanding ......................    8,975,617   9,908,399    10,492,208
                                                                                          =========   =========    ==========


Comprehensive Income:
The Company applies Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which requires disclosure of comprehensive income. Comprehensive income includes net income, as well as other comprehensive income consisting of unrealized gains and losses which bypass the traditional income statement and are recorded directly into a separate section of shareholders' equity on the balance sheet. The components of other comprehensive income for the Company consist of unrealized gains and losses relating to the translation of foreign currency financial statements and additional minimum pension liability adjustment.

Employee Benefit Plans:
The Company and its subsidiaries have non-contributory, qualified defined benefit pension plans covering the majority of their employees. It is the Company's policy to fund pension contributions in accordance with the requirements of the Employee Retirement Income Security Act of 1974. The benefit formula used to determine pension costs is the final-average-pay method.

                       HUNT CORPORATION AND SUBSIDIARIES

     (In thousands except per share and per share amount, unless otherwise indicated)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: -- (Continued)

The Company also has a nonqualified Supplemental Executive Benefit Plan ("SEBP") which provides supplemental defined benefits in conjunction with its qualified pension plan. The SEBP has an elective deferral feature with a Company matching contribution of 25% of an officer's elective deferral of up to 6% of the officer's compensation. The Company purchases variable universal life insurance policies to facilitate the funding of the SEBP. The Company is the sole owner and beneficiary of such policies. As of December 2, 2001 and December 3, 2000, the cash surrender value of these policies was $8.3 million and $8.7 million, respectively. These amounts are classified as other assets in the accompanying Consolidated Balance Sheets.

The Company applies SFAS No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits," which does not change the measurement or recognition of those plans, but does require the Company to disclose additional information on changes in the benefit obligations and fair values of plan assets, and eliminates certain disclosures that are no longer useful.

The Company has a defined contribution 401(k) plan. For participating employees, the Company matches 25 cents for each dollar contributed to a maximum of 6% of pre-tax compensation, subject to limitations of the plan and the Internal Revenue Code.

Stock-Based Compensation Plans:
The Company applies Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock-based compensation. SFAS No. 123, "Accounting for Stock-Based Compensation," provides the option of either continuing the Company's current method of accounting for stock-based compensation or adopting the fair value method of accounting. The Company has elected to continue accounting for stock-based compensation under APB No. 25.

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

Segment Information:
The Company applies SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" and uses the management approach to report segment results and operations. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. As a result of the sale of the commercial Graphics Products business in fiscal 2001 and its impact on the Company's internal organizational structure, the Company now has only a single reportable segment: Consumer Products. The Company, however, discloses information about products and services, geographic areas, and major customers.

2. NEW ACCOUNTING STANDARDS:
In June 2001, the FASB approved Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations"; SFAS No. 142, "Goodwill and Other Intangible Assets"; and SFAS No. 143, "Accounting for Asset Retirement Obligations."

SFAS No. 141 supersedes Accounting Principles Board (APB) Opinion No. 16, "Business Combinations." The most significant changes made by SFAS No. 141 are requiring the purchase method of accounting for all business

                       HUNT CORPORATION AND SUBSIDIARIES

     (In thousands except per share and per share amount, unless otherwise indicated)

2. NEW ACCOUNTING STANDARDS: -- (Continued)

combinations initiated after June 30, 2001, establishing specific criteria for the recognition of intangible assets separately from goodwill, and requiring that unallocated negative goodwill be written off immediately as an extraordinary gain. The Company does not expect a material impact from the adoption of SFAS No. 141 on its consolidated financial statements.

SFAS No. 142 supersedes APB 17, "Intangible Assets," and primarily addresses accounting for goodwill and intangible assets subsequent to their acquisition (i.e., the post-acquisition accounting). The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001. The most significant changes made by SFAS No. 142 are that goodwill and indefinite lived intangible assets will no longer be amortized, goodwill will be tested for impairment at least annually at the reporting unit level, intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and the amortization period of intangible assets with finite lives will no longer be limited to forty years. The Company does not expect a material impact from the adoption of SFAS No. 142 on its consolidated financial statements.

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

In August 2001, the FASB approved the issuance of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and certain parts of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 establishes an accounting model based on SFAS No. 121 for long lived assets to be disposed of by sale, previously accounted for under APB Opinion No. 30. This Statement is effective for fiscal years beginning after December 15, 2001. The Company is currently assessing the impact of the adoption of this statement, but believes it will not materially affect the Company's financial position or results of operations.

3. DISCONTINUED OPERATIONS:
Effective October 1, 2001, the Company sold its commercial Graphics Products business and related assets to Neschen AG, a German manufacturer of self adhesive products. The sales price, which was determined by arms' length negotiation between the parties, was approximately $32.0 million. The Company recorded an after-tax loss of $25.4 million, or $2.83 per share, related to this sale. This charge includes the loss on the sale of assets (net of proceeds), severance costs, recognition of future lease obligations, and other related costs. As of December 2, 2001, approximately $7.1 million of this loss remains as an accrual in the accompanying Consolidated Balance Sheets under other accrued expenses ($5.4 million) and non-current liabilities ($1.7 million). The divested business had net sales of approximately $44.3 million, $73.0 million, and $71.9 million in fiscal years 2001, 2000, and 1999, respectively.

The Company has retained $4.6 million of assets related to the divested business but not included in the sale to Neschen AG. These assets have been reclassified from property, plant and equipment to assets held for sale (included in other current assets in the accompanying Consolidated Balance Sheets). The Company is actively pursuing the disposition of these non-strategic assets and expects to achieve their sale within a reasonable period of time.

The divested business has been accounted for as a discontinued operation, and accordingly, has been segregated in the accompanying Consolidated Statements of Operations, and prior periods have been reclassified to conform to the current year's presentation. However, prior periods' Consolidated Balance Sheets, Consolidated Statements of Comprehensive Income (Loss), and Consolidated Statements of Cash Flows have not been reclassified.

                       HUNT CORPORATION AND SUBSIDIARIES

     (In thousands except per share and per share amount, unless otherwise indicated)

3. DISCONTINUED OPERATIONS: -- (Continued)

In addition, the Company and Neschen AG entered into various product manufacturing and transition services agreements whereby each party is providing services to the other for a limited period of time (ranging from four to twelve months) which services are billed at cost. The Company also bills Neschen for management and other net fees. The parties have also entered into various purchase and supply agreements for an initial period of one year from the sale date.

During fiscal 2001, the Company recorded a tax benefit of $.5 million after-tax ($.05 per share) resulting from a resolution of a prior year tax exposure in connection with a 1997 divestiture. This item is included in the total tax benefit recorded for loss on disposal of discontinued business.

4. RESTRUCTURING AND OTHER:
Restructuring and other on a continuing operations basis for fiscal years 2001, 2000, and 1999 consists of the following:

                                                                                                      2001     2000     1999
                                                                                                     ------   ------    -----
      Cost reduction plan .......................................................................    $3,858        -        -
      Restructuring .............................................................................      (235)  $ (180)   $ 462
      Patent infringement litigation costs ......................................................       102    3,815        -
      Net gain on divestitures ..................................................................         -     (133)    (554)
      Loss on disposal of property, plant & equipment ...........................................       116      233       18
                                                                                                     ------   ------    -----
                                                                                                     $3,841   $3,735    $ (74)
                                                                                                     ======   ======    =====


In November 2001, the Company initiated a cost reduction plan (the "2001 cost reduction plan") designed to reduce the Company's cost structure. This plan resulted primarily from the sale of the commercial Graphics Products business and resulted in the recognition of charges totaling $3.9 million pre-tax in fiscal 2001. These charges include employee severance costs ($3.5 million), recognition of future lease obligations ($.3 million), and other related costs. Twelve positions were eliminated in fiscal 2001, and nineteen positions are expected to be eliminated in the first half of fiscal 2002 in connection with this cost reduction plan. In addition to the cost reduction charges related to this plan, the Company expects to spend a total of approximately $1.0 million for implementation costs over the next three fiscal years. These implementation costs will be recorded as period costs as incurred and will consist primarily of employee severance and outplacement costs. Included in the total employee severance costs are costs related to the Company's executive leadership transition to a smaller executive management structure more in keeping with the reduced size and complexity of the Company's business following the sale of its commercial Graphics Products business in October 2001. These transition severance costs relate to the planned retirement of the Company's Chairman and Chief Executive Officer and separation of other executive officers of the Company during fiscal 2002.

The following table sets forth the details and the cumulative activity in the various accruals associated with the 2001 cost reduction plan in the Consolidated Balance Sheets from December 4, 2000 to December 2, 2001:

                                                          Balance at                                                     Balance at
                                                         December 4,     Current                  Cash       Non-Cash   December 2,
                                                             2000       Provision   Credits    Reductions    Activity       2001
                                                         -----------    ---------   -------    ----------    --------   -----------
    Lease obligations ................................          -        $  257          -           -           -         $  257
    Severance ........................................          -         3,513          -           -           -          3,513
    Fixed assets .....................................          -            38          -           -           -             38
    Other ............................................          -            50          -           -           -             50
                                                              ---        ------        ---         ---         ---         ------
    Total ............................................          -        $3,858          -           -           -         $3,858
                                                              ===        ======        ===         ===         ===         ======

                       HUNT CORPORATION AND SUBSIDIARIES

     (In thousands except per share and per share amount, unless otherwise indicated)

4. RESTRUCTURING AND OTHER: -- (Continued)

During fiscal 2000, the Company recorded a charge and related liability of $3.8 million pre-tax (including interest and other costs) in connection with a patent infringement suit judgment. During fiscal 2001, the Company recorded interest charges of $.1 million pre-tax and made a payment of approximately $3.9 million to the plaintiff in satisfaction of this judgment.

During fiscal 1999, a comprehensive reorganization and restructuring plan (the "1999 restructuring plan") was approved by the Company's Board of Directors. This plan resulted in recognition of restructuring charges totaling $6.2 million pre-tax, of which $.8 million is included in restructuring and other in the accompanying Consolidated Statements of Operations, with the remainder included in loss from discontinued business. The major components of this plan included creating manufacturing centers of excellence, outsourcing the Company's European distribution activities, consolidating its U.S. distribution activities, and focusing its product offering and marketing efforts. The restructuring charges included employee severance costs ($2.6 million), recognition of future lease obligations ($1.8 million), fixed asset writedowns ($1.6 million), and other related costs.

In addition to such restructuring charges, the Company spent $.3 million pre-tax in fiscal 2001 and $.3 million pre-tax for implementation costs of this plan in fiscal 2000 (recorded as period costs as incurred).

During fiscal 2001, the Company reduced by $.4 million pre-tax some of its reserves in connection with the Company's implementation of its 1999 restructuring plan, of which amount $.2 million pre-tax is included in restructuring and other in the accompanying Consolidated Statements of Operations. These reserve reductions related primarily to lower than anticipated severance costs.

During fiscal 2000, the Company reduced by $.5 million pre-tax some of its reserves established in connection with the Company's implementation of its 1999 restructuring plan, of which amount $.2 million pre-tax is included in restructuring and other in the accompanying Consolidated Statements of Operations. These reserve reductions related primarily to a decision not to vacate a certain facility, final resolution of lease obligations for a vacant facility, lower than anticipated severance costs, and lower than expected losses on asset disposals.

The following table sets forth the details and the cumulative activity in the various accruals associated with the 1999 restructuring plan in the Consolidated Balance Sheets from November 30, 1998 to December 2, 2001:

                                                        Balance at                                                      Balance at
                                                       November 30,     Current                  Cash       Non-Cash   November 28,
                                                           1998        Provision   Credits    Reductions    Activity       1999
                                                       ------------    ---------   -------    ----------    --------   ------------
    Lease obligations ..............................          -         $1,772          -        $  (6)         -         $1,766
    Severance ......................................          -          2,593          -          (54)         -          2,539
    Fixed assets ...................................          -          1,584          -           (3)         -          1,581
    Other ..........................................          -            257          -          (80)         -            177
                                                            ---         ------        ---        -----        ---         ------
    Total ..........................................          -         $6,206          -        $(143)         -         $6,063
                                                            ===         ======        ===        =====        ===         ======


                                                         Balance at                                                      Balance at
                                                        November 29,     Current                  Cash       Non-Cash   December 3,
                                                            1999        Provision   Credits    Reductions    Activity       2000
                                                        ------------    ---------   -------    ----------    --------   -----------
    Lease obligations ...............................      $1,766            -       $(117)      $(1,400)          -       $  249
    Severance .......................................       2,539            -        (119)       (1,630)          -          790
    Fixed assets ....................................       1,581            -        (124)         (212)    $(1,225)          20
    Other ...........................................         177            -        (116)          (61)          -            -
                                                           ------          ---       -----       -------     -------       ------
    Total ...........................................      $6,063            -       $(476)      $(3,303)    $(1,225)      $1,059
                                                           ======          ===       =====       =======     =======       ======

                       HUNT CORPORATION AND SUBSIDIARIES

     (In thousands except per share and per share amount, unless otherwise indicated)

4. RESTRUCTURING AND OTHER: -- (Continued)


                                                          Balance at                                                     Balance at
                                                         December 4,     Current                  Cash       Non-Cash   December 2,
                                                             2000       Provision   Credits    Reductions    Activity       2001
                                                         -----------    ---------   -------    ----------    --------   -----------
    Lease obligations ................................      $  249           -           -           -           -         $ 249
    Severance ........................................         790           -        (348)       (419)          -            23
    Fixed assets .....................................          20           -          (7)        (11)         (2)            -
    Other ............................................           -           -           -           -           -             -
                                                            ------         ---        ----        ----         ---         -----
    Total ............................................      $1,059           -        (355)       (430)         (2)        $ 272
                                                            ======         ===        ====        ====         ===         =====


During fiscal 2000, the Company completed the implementation its 1997 strategy for growth and restructuring (the "1997 strategic plan") designed to restore higher levels of sales growth and profitability and to reduce its cost structure. During fiscal 2000 and 1999, the Company reduced by $.1 million pre-tax and $.6 million pre-tax, respectively some of its reserves established in connection with its 1997 strategic plan restructuring. The reserve reduction in fiscal 2000 related primarily to lower than expected losses on asset disposals and is included in loss from discontinued operations. The reserve reduction in fiscal 1999 related primarily to a final resolution of lease obligations for a vacant facility and to lower than expected severance costs, and $.3 million pre-tax of this amount is included in restructuring and other in the accompanying Consolidated Statements of Operations.

The following table sets forth the details and the cumulative activity in the various accruals and reserves associated with the 1997 strategic plan in the dated Balance Sheets from November 30, 1998 to December 3, 2000:


                                                        Balance at                                                      Balance at
                                                       November 30,     Current                  Cash       Non-Cash   November 28,
                                                           1998        Provision   Credits    Reductions    Activity       1999
                                                       ------------    ---------   -------    ----------    --------   ------------
    Inventory ......................................      $  400            -           -       $  (370)     $  (30)          -
    Lease obligations ..............................       1,873            -       $(467)         (847)         (5)       $554
    Severance ......................................         722            -        (103)         (573)          -          46
    Fixed assets ...................................         235            -         (17)            -        (218)          -
    Other ..........................................         487            -           -          (191)          -         296
                                                          ------          ---       -----       -------      ------        ----
    Total ..........................................      $3,717            -       $(587)      $(1,981)      ($253)       $896
                                                          ======          ===       =====       =======      ======        ====


                                                         Balance at                                                      Balance at
                                                        November 29,     Current                  Cash       Non-Cash   December 3,
                                                            1999        Provision   Credits    Reductions    Activity       2000
                                                        ------------    ---------   -------    ----------    --------   -----------
    Lease obligations ...............................       $554             -           -        $(554)         -            -
    Severance .......................................         46             -           -          (46)         -            -
    Other ...........................................        296             -        $(83)        (213)         -
                                                            ----           ---        ----        -----        ---          ---
    Total ...........................................       $896             -        $(83)       $(813)         -            -
                                                            ====           ===        ====        =====        ===          ===


During fiscal 2000 and 1999, the Company reduced by $.1 million pre-tax and $.5 million pre-tax, respectively, some of its reserves established with respect to its 1997 business divestitures. These reductions were principally related to lower than expected inventory returns and environmental reserves.

5. BUSINESS ACQUISITIONS:
In October 1999, the Company acquired the business and assets of Axiom Graphics Manufacturing, Inc. ("Axiom") for $1.4 million and future contingent considerations. This acquisition was accounted for under the purchase method of accounting and was financed by internal cash generation. The excess of purchase price over the fair value of the net assets acquired was approximately $1.3 million, to be amortized on a straight line basis for 15 years. This amount was written off in fiscal 2001 in connection with the sale of divested business. Axiom

                       HUNT CORPORATION AND SUBSIDIARIES

     (In thousands except per share and per share amount, unless otherwise indicated)

5. BUSINESS ACQUISITIONS: -- (Continued)

was included in the disposition of the commercial Graphics Products business in fiscal 2001, and its results of operations are included in discontinued operations in the Company's Consolidated Statements of Operations from the date of acquisition.

6. INVENTORIES:
The classification of inventories, net of reserves at the end of fiscal years 2001 and 2000 is as follows:

                                                                         2001      2000
                                                                        ------   -------
        Finished goods .............................................    $2,973   $10,593
        Work in progress ...........................................     1,440     2,784
        Raw materials ..............................................     4,976     8,446
                                                                        ------   -------
                                                                        $9,389   $21,823
                                                                        ======   =======


Inventories determined under the LIFO method were $10,653 and $10,773 at December 2, 2001 and December 3, 2000, respectively. The current replacement cost for these inventories exceeded the LIFO cost by $3,772 and $4,234 at December 2, 2001 and December 3, 2000, respectively.

Inventory quantities were reduced in fiscal years 2001, 2000, and 1999, resulting in a liquidation of LIFO inventories carried at lower costs prevailing in prior years. The effect of these reductions was to increase net income by $51 ($.01 per share), $237 ($.02 per share), and $236 ($.02 per share), in fiscal years 2001, 2000, and 1999, respectively.

7. PREPAID EXPENSES AND OTHER CURRENT ASSETS:
Prepaid expenses and other current assets at the end of fiscal years 2001 and 2000 were comprised of the following items:

                                                                         2001      2000
                                                                        -------   ------
        Income tax refund receivable ...............................    $ 5,088   $1,494
        Assets held for sale .......................................      4,580        -
        Receivable from Neschen AG .................................      3,282        -
        Other ......................................................      1,151    1,096
                                                                        -------   ------
                                                                        $14,101   $2,590
                                                                        =======   ======


See Note 3 for discussion of receivable from Neschen AG and assets held for sale. See Note 11 for information regarding the income tax refund receivable.

8. PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment, net, at the end of fiscal years 2001 and 2000 is as follows:

                                                                        2001       2000
                                                                       -------   -------
        Land and land improvements ................................    $   324   $ 2,275
        Buildings .................................................      8,397    14,795
        Machinery and equipment ...................................     55,632    67,284
        Leasehold improvements ....................................        776       803
        Construction in progress ..................................      1,607     2,066
                                                                       -------   -------
                                                                        66,736    87,223
        Less accumulated depreciation and amortization ............     42,548    46,007
                                                                       -------   -------
                                                                       $24,188   $41,216
                                                                       =======   =======

                       HUNT CORPORATION AND SUBSIDIARIES

     (In thousands except per share and per share amount, unless otherwise indicated)

8. PROPERTY, PLANT AND EQUIPMENT: -- (Continued)

Depreciation expense was $5,129, $5,290, and $5,338 for fiscal years 2001, 2000, and 1999, respectively.

9. EXCESS OF ACQUISITION COST OVER NET ASSETS ACQUIRED AND INTANGIBLE
   ASSETS, NET:
Excess of acquisition cost over net assets acquired at the end of fiscal years 2001 and 2000 is as follows:

                                                                         2001      2000
                                                                        ------   -------
        Excess of acquisition cost over net assets
          acquired..................................................    $1,603   $29,642
        Less accumulated amortization ..............................       849     7,525
                                                                        ------   -------
                                                                        $  754   $22,117
                                                                        ======   =======


The significant decrease in excess of acquisition cost over net assets acquired in fiscal 2001 was due to the 2001 business divestiture.

Intangible assets, net, at the end of fiscal years 2001 and 2000 are as follows:

                                                                          2001     2000
                                                                         ------   ------
        Covenants not to compete ....................................         -   $2,728
        Patents .....................................................    $1,436    1,530
        Trademarks ..................................................        74    1,159
        Licensing agreements ........................................       492      492
        Other .......................................................       105    2,295
                                                                         ------   ------
                                                                          2,107    8,204
        Less accumulated amortization ...............................     2,042    5,788
                                                                         ------   ------
                                                                         $   65   $2,416
                                                                         ======   ======


The significant decrease in intangible assets in fiscal 2001 was due to the 2001 business divestiture.

10. DEBT:
As a result of the divestiture of its commercial Graphics Products business in October 2001, the Company was required to modify its existing debt arrangement with its senior note holders and banks. In November 2001, the Company reached an agreement with its senior note holders to modify, in certain respects, the terms of the senior notes, subject to, among other things, the Company's securing and maintaining a $25 million bank credit facility. These modifications included: (1) a principal repayment on the senior notes of $25 million at par, (2) an increase in the interest rate on the remaining balance of the senior notes from 7.86% to 8.36%, (3) changes to certain covenant requirements, and (4) certain restrictions on the Company's ability to repurchase its common stock. The Company used $25 million of the proceeds from the sale of the divested business to reduce the $50 million senior note debt then outstanding. As of December 2, 2001, the Company had received a commitment from two banks for a new $25 million bank credit facility to replace the existing $50 million credit facility. On December 21, 2001, the Company finalized the bank credit agreement with the banks. The terms of the new credit facility include, among other things, LIBOR based loans, covenant requirements substantially similar to the existing bank credit facility, and limitations on borrowings based on levels of accounts receivable, inventory, and fixed assets. There were no outstanding borrowings under the new credit facility as of December 2, 2001.

                       HUNT CORPORATION AND SUBSIDIARIES

     (In thousands except per share and per share amount, unless otherwise indicated)

10. DEBT: -- (Continued)

Debt at the end of fiscal years 2001 and 2000 was as follows:

                                                                        2001       2000
                                                                       -------   -------
        Senior notes (a) ..........................................    $25,000   $50,000
        Revolving credit facility .................................          -     2,676
        Capitalized lease obligations (b) .........................      2,000     2,006
                                                                       -------   -------
                                                                        27,000    54,682
        Less current portion ......................................      5,000         -
                                                                       -------   -------
        Long-term portion .........................................    $22,000   $54,682
                                                                       =======   =======

        (a) The senior notes are payable in five annual payments of $5 million beginning August 1, 2002 and bear interest at a rate of 8.36%.
        (b) The capitalized lease obligations are collateralized by the property, plant and equipment described in Note 15.

The senior notes and credit facility contain certain representations, warranties, covenants and conditions, including, but not limited to, requirements that the Company comply with certain financial covenants, including fixed charge coverage, leverage ratios, borrowing base ratios, and maintenance of certain levels of net worth; limitations on liens, indebtedness, investments, changes in lines of business, acquisitions, transactions with affiliates and modifications of certain documents; and restrictions on the Company's ability to repurchase its common stock. The Company was in compliance with its debt covenants at December 2, 2001 and December 3, 2000.

The Company's ability to comply with various of its debt covenants will depend largely on the achievement of the Company's business plan, which, in turn, could be adversely affected by the economic climate, competitive uncertainties, and other factors. In the event that non-compliance with such debt covenants should occur or appear to be likely, the Company would pursue various alternatives to successfully resolve the non-compliance, which might include, among other things, seeking debt covenant waivers or amendments, refinancing of debt, restricting payments of future cash dividends, and/or reducing future capital expenditures. Although the Company believes that it would be successful in resolving any such actual or potential non-compliance with its debt covenants, there can be no assurance that such would be the case.

Aggregate annual maturities for all long-term debt, including the capitalized leases, for each of the four fiscal years subsequent to December 1, 2002 are as follows:

                2003      $5,000               2005      $5,000
                2004      $7,000               2006      $5,000

11. INCOME TAXES:
Income from continuing operations before provision for income taxes consists of the following:

                                                                                                  2001     2000      1999
                                                                                                 ------   ------    -------
        Domestic ............................................................................    $3,926   $4,941    $12,364
        Foreign .............................................................................       748    1,649      1,889
                                                                                                 ------   ------    -------
                                                                                                 $4,674   $6,590    $14,253
                                                                                                 ======   ======    =======

                       HUNT CORPORATION AND SUBSIDIARIES

     (In thousands except per share and per share amount, unless otherwise indicated)

11. INCOME TAXES: -- (Continued)

The provision for income taxes from continuing operations consists of the following:

                                                                                                   2001     2000      1999
                                                                                                  ------   ------    ------
        Currently payable:
          Federal.............................................................................    $ (188)  $2,680    $  992
          State...............................................................................        67      131       101
          Foreign.............................................................................        60       80       103
                                                                                                  ------   ------    ------
                                                                                                     (61)   2,891     1,196
          Deferred............................................................................     1,439     (438)    3,493
                                                                                                  ------   ------    ------
                                                                                                  $1,378   $2,453    $4,689
                                                                                                  ======   ======    ======


The following is a reconciliation of the statutory federal income tax rate with the Company's effective income tax rate from continuing operations:

                                                                                                       2001    2000    1999
                                                                                                       -----   ----    ----
        Statutory federal rate ....................................................................     35.0%  35.0%   35.0%
        State income taxes, net of federal tax benefit ............................................       .9    1.3      .5
        Effect of life insurance policies .........................................................      6.0    5.6     (.2)
        Tax benefit of foreign sales corporation ..................................................     (1.7)  (2.0)    (.9)
        Resolution of certain prior years' tax exposures ..........................................    (10.8)  (3.7)   (1.0)
        Other, net ................................................................................       .1    1.0     (.5)
                                                                                                       -----   ----    ----
        Effective rate from continuing operations .................................................     29.5%  37.2%   32.9%
                                                                                                       =====   ====    ====


The significant components of deferred tax assets and liabilities at December 2, 2001 and December 3, 2000 consist of:

                                                                                      2001                    2000
                                                                               --------------------    --------------------
                                                                              Assets    Liabilities   Assets    Liabilities
                                                                              ------    -----------   ------    -----------
        Inventories .......................................................   $  662           -      $  808           -
        Accrued expenses ..................................................    3,591      $  325       3,500      $  225
        Allowance for doubtful accounts ...................................      377           -         241         224
        Net operating loss carryforwards ..................................    1,802           -         754           -
        Pensions ..........................................................    3,318         350       3,399           -
        Minimum pension liability adjustment ..............................        -           -         171           -
        Depreciation and amortization .....................................       57       4,184           -       5,853
                                                                              ------      ------      ------      ------
                                                                               9,807       4,859       8,873       6,302
        Valuation allowance ...............................................     (118)          -         (39)          -
                                                                              ------      ------      ------      ------
                                                                              $9,689      $4,859      $8,834      $6,302
                                                                              ======      ======      ======      ======


Included in the above table for December 2, 2001 and December 3, 2000 are deferred tax assets of $4,251 and $514 respectively, relating to the discontinued operations.

As of December 2, 2001, the Company had federal net operating loss carryforwards of approximately $4,953 that may be carried forward for 20 years.

The valuation allowance of approximately $118 as of December 2, 2001 has been provided to reduce state net operating losses to a level which, more likely than not, will be realized. The net change in the total valuation allowance for the year ended December 2, 2001 was an increase of approximately $79 principally due to state tax loss carryforwards which are not likely to be realized.

                       HUNT CORPORATION AND SUBSIDIARIES

     (In thousands except per share and per share amount, unless otherwise indicated)

12. EMPLOYEE BENEFIT PLANS:

Pension Plans:
Net pension costs for fiscal years 2001, 2000, and 1999 consist of the following:

                                                                                                2001       2000      1999
                                                                                               -------   -------    -------
        Service cost ......................................................................    $ 1,721   $ 2,021    $ 2,612
        Interest cost .....................................................................      3,789     3,843      3,744
        Expected return on plan assets ....................................................     (4,838)   (4,681)    (4,101)
        Net amortization & deferral .......................................................       (981)     (430)       238
        Net curtailment gain ..............................................................       (323)      (33)         -
        Net settlement loss ...............................................................        956         1          -
                                                                                               -------   -------    -------
        Net periodic benefit cost .........................................................    $   324   $   721    $ 2,493
                                                                                               =======   =======    =======


During fiscal 2001, the Company realized a net curtailment gain of $323 resulting from the divestiture of the commercial Graphics Products business. In addition, in fiscal 2001, the Company realized a settlement loss relating to its United Kingdom pension plan resulting from the business divestiture. Approximately $.7 million of the aggregate of settlement loss and net curtailment gain is included in the loss on disposal of discontinued business. During fiscal 2000, the Company realized a net curtailment gain of $33 resulting from a U.S. plant closing that occurred as part of its 1999 restructuring plan.

The reconciliations of the beginning and ending balances of benefit obligations and fair value of plan assets and the funded status of the plans at September 30, 2001 and 2000 (dates of actuarial valuations) are as follows:

                                                                        2001       2000
                                                                       -------   -------
        Change in benefit obligation:
          Benefit obligation at beginning of year..................    $51,831   $52,461
          Service cost.............................................      1,721     2,021
          Interest cost............................................      3,789     3,843
          Participants' contributions..............................        109       127
          Amendments...............................................      2,023         -
          Actuarial gain...........................................       (608)   (3,771)
          Benefits paid............................................     (2,510)   (1,886)
          Exchange rate changes....................................         33      (665)
          Curtailments.............................................     (1,665)     (153)
          Settlements..............................................       (314)     (146)
                                                                       -------   -------
          Benefit obligation at end of year........................    $54,409   $51,831
                                                                       =======   =======


                                                                        2001       2000
                                                                       -------   -------
        Change in plan assets:
          Fair value of plan assets at beginning of year...........    $55,387   $53,129
          Actual return on plan assets.............................     (5,419)    4,054
          Employer contributions...................................        638       705
          Participants' contributions..............................        109       127
          Benefits paid............................................     (2,510)   (1,885)
          Exchange rate changes....................................         26      (597)
          Settlements..............................................       (314)     (146)
                                                                       -------   -------
          Fair value of assets at end of year......................    $47,917   $55,387
                                                                       =======   =======

                       HUNT CORPORATION AND SUBSIDIARIES

     (In thousands except per share and per share amount, unless otherwise indicated)

12. EMPLOYEE BENEFIT PLANS: -- (Continued)


                                                                       2001       2000
                                                                      -------   --------
        Reconciliation of funded status:
          Funded status...........................................    $(6,493)  $  3,555
          Unrecognized net actuarial gain.........................     (1,123)   (10,231)
          Unrecognized prior service cost.........................      2,005        900
          Unrecognized transition asset...........................       (223)      (371)
          Other...................................................         45         59
                                                                      -------   --------
          Net amount recognized...................................    $(5,789)  $ (6,088)
                                                                      =======   ========


Amounts recognized in the Consolidated Balance Sheets are as follows:

                                                                        2001       2000
                                                                       -------   -------
          Pension benefit cost.....................................    $   946   $    80
          Accrued benefit liability................................     (6,735)   (7,196)
          Intangible assets........................................          -       526
          Deferred income taxes liability..........................          -       171
          Accumulated other comprehensive income...................          -       331
                                                                       -------   -------
          Net amount recognized....................................    $(5,789)  $(6,088)
                                                                       =======   =======


Significant weighted average assumptions as of the dates of actuarial valuations include:

                                                                             2001   2000
                                                                             ----   ----
          Discount rate                                                      7.50%  8.00%
          Expected return on plan assets.................................    9.00%  9.00%
          Rate of compensation increase..................................    5.00%  5.00%


The projected benefit obligations for the pension plans with accumulated benefits obligations in excess of plan assets were $54,409 and $7,176 for fiscal years 2001 and 2000, respectively. The accrued benefit liabilities for these plans were $6,735 and $5,787, and the fair values of plan assets were $47,917 and $0 for fiscal years 2001 and 2000, respectively.

The Company recognizes a minimum pension liability for underfunded plans. As of September 30, 2001, no minimum pension liability was required since the accumulated benefit obligation less the plan assets does not exceed the net amount recognized.

Supplemental Executive Benefits Plan:
The Company has a nonqualified, Supplemental Executive Benefits Plan that covers all officers. Expenses of $949, $1,068, and $1,194, in fiscal years 2001, 2000, and 1999, respectively, relating to this Plan were actuarially determined and are included in the pension costs described above. Contributions to the elective salary deferral feature of the plan by the Company were $45, $50, and $48 for fiscal years 2001, 2000, and 1999, respectively.

Employee Savings Plan:
The Company has a defined contribution 401(k) plan available to its employees in the United States. Contributions to the 401(k) plan by the Company were $303, $317, and $312 for fiscal years 2001, 2000, and 1999, respectively.

13. STOCK-BASED COMPENSATION PLANS:
The 1993 Stock Option and Stock Grant Plan which replaced the expired 1983 Stock Option and Stock Grant Plan, authorizes the issuance of up to 3,500,000 common shares for the granting of incentive stock options,

                       HUNT CORPORATION AND SUBSIDIARIES

     (In thousands except per share and per share amount, unless otherwise indicated)

13. STOCK-BASED COMPENSATION PLANS: -- (Continued)

nonqualified stock options, and stock grants to the Company's directors and key employees. A maximum of 525,000 common shares under the 1993 plan may be issued in the form of stock grants. The limit on the aggregate number of options and/or stock grants that can be granted to any one individual in any one-year period is 300,000 shares. The option price of options granted under the plan may not be less than the fair market value of the shares at the date granted. Options may be granted for terms of between two and ten years and generally become exercisable not less than one year following the date of grant. Stock grants under the 1993 plan are subject to a vesting period or periods of between one and five years from the date of grant. Common shares subject to a stock grant are not actually issued to a grantee until such shares have vested under the plan. The plan also provides for the payment of an annual cash bonus to grantees of stock grants in an amount equal to the cash dividends which would have been received had the shares not yet vested under the grant been actually held by the grantees. Stock options and stock grants under the plan are subject to possible acceleration of vesting and earlier termination in certain circumstances.

The Company's 1983 Stock Option and Stock Grant Plan expired by its terms in February 1993, and although incentive stock options and nonqualified stock options granted under that plan remain outstanding, no further options may be granted under the plan. The terms of the 1983 plan are essentially similar to the terms of the 1993 plan described above.

Payment upon exercise of stock options under the 1993 and 1983 plans may be in cash and/or in common shares of the Company in an amount equivalent to the fair market value of the stock at the date exercised.

The Company's 1994 Non-Employee Directors' Stock Option Plan authorizes the granting at fair market value of up to an aggregate of 90,000 common shares to non-officer directors of the Company. This plan provides for one-time automatic grants of non-qualified options to purchase 5,000 common shares (at a per share price equal to the fair market value of a common share on the grant date of the option) to each of the non-officer directors of the Company. Options granted under this plan extend for a term of ten years from the grant date (subject to earlier termination in certain circumstances) and become exercisable at the rate of 20% per year over five years from the grant date (subject to acceleration in certain circumstances).

The Company also has a 1997 Non-Employee Director Compensation Plan for non-employee directors of the Company. The plan includes a compensation package for the Company's non-officer directors which provides for basic directors' fees to be paid in a combination of cash and the Company's common shares. In addition, the plan provides for annual grants to each non-employee director of non-qualified stock options to purchase up to 2,000 common shares at the fair market value of such shares on the date of grant. These options vest after two years (subject to possible acceleration) and extend for ten years (subject to possible earlier termination).

A summary of options under the Company's 1993 Stock Option and Stock Grant Plan, the 1994 Non-Employee Directors' Stock Option Plan, and the 1997 Non-Employee Director Compensation Plan is as follows:

                                                                                           2001         2000        1999
                                                                                         ---------   ---------    ---------
        Outstanding, beginning of year ..............................................    2,009,351   1,948,677    1,913,027
        Options granted .............................................................      214,600     486,100      139,200
        Options terminated ..........................................................     (741,617)   (425,426)    (103,550)
                                                                                         ---------   ---------    ---------
        Outstanding, end of year ....................................................    1,482,334   2,009,351    1,948,677
                                                                                         =========   =========    =========
        Average option price per share ..............................................       $13.01      $15.06       $17.27
        Outstanding exercisable options, end of year ................................    1,069,134   1,485,251      792,023
        Shares reserved for future stock
          options and grants.........................................................    1,790,735   1,331,990    1,392,664

                       HUNT CORPORATION AND SUBSIDIARIES

     (In thousands except per share and per share amount, unless otherwise indicated)

13. STOCK-BASED COMPENSATION PLANS: -- (Continued)

A summary of options under the Company's 1983 Stock Option and Stock Grant Plan is as follows:

                                                                                                2001       2000      1999
                                                                                               -------   -------    -------
        Outstanding, beginning of year ....................................................     99,233   161,633    170,933
        Options expired ...................................................................    (21,633)  (18,200)         -
        Options terminated ................................................................    (26,000)  (44,200)    (9,300)
                                                                                               -------   -------    -------
        Outstanding, end of year ..........................................................     51,600    99,233    161,633
                                                                                               =======   =======    =======
        Average option price per share ....................................................     $14.12    $13.59     $14.66
        Outstanding exercisable options, end of year ......................................     51,600    99,233    161,633
        Shares reserved for future stock options and grants ...............................          -         -          -


The following table summarizes information about options outstanding at December 2, 2001 under the Company's 1993 and 1983 Stock Option and Stock Grant Plans, the 1994 Non-Employee Directors' Stock Option Plan, and the 1997 Non-Employee Director Compensation Plan:

                                             Options Outstanding                                              Options Exercisable
     ----------------------------------------------------------------------------------------------------    ----------------------
                                                                                 Weighted
                                                                                  Average        Weighted                  Weighted
                            Range of                             Number          Remaining        Average      Number       Average
                        Exercise Prices                        Outstanding   Contractual Life    Exercise    Exercisable   Exercise
                        ---------------                        at 12/2/01         (years)          Price     at 12/2/01      Price
                                                               -----------   ----------------    --------    -----------   --------
    $ 4.00 - $ 6.11 .......................................       169,300           9.1           $ 4.22             --     $   --
    $ 8.41 - $11.41........................................       521,100           8.2           $ 9.39        280,200     $ 9.84
    $13.06 - $18.69........................................       735,752           4.1           $16.64        732,752     $16.64
    $20.88 - $24.84........................................       107,782           6.3           $23.44        107,782     $23.44
                                                                ---------           ---           ------      ---------     ------
    $ 4.00 - $24.84........................................     1,533,934           6.2           $13.29      1,120,734     $15.60


Other:
During 2001, the Company made stock grants under the 1993 Stock Option and Stock Grant Plan of 199,311 common shares to certain executive officers (excluding the chief executive officer) and other officers. By their terms, these grants vest in five years, subject to earlier vesting if specified profit before tax levels are attained by the Company, and in certain other circumstances, including a change in control of the Company, but not sooner than two years from the date of grant. As of December 2, 2001, the number of these outstanding grants had been reduced to 68,272 common shares as a result of terminations related to the sale of the divested business and the 2001 cost reduction plan. The net charges to general and administrative expense with respect to these grants were $64 in fiscal 2001.

The Company has a long-term incentive compensation agreement with Donald L. Thompson, Chairman of the Board and Chief Executive Officer, entered into at the time he joined the Company in fiscal 1996. On June 28, 2000, the Company amended its agreement with Mr. Thompson to replace his stock account consisting of 175,000 phantom shares of common stock of the Company (fully vested) with a deferred cash account with an opening balance equal to the closing value of the stock account on June 28, 2000, determined on the basis of the fair market value of a share of the Company's common stock on such date ($9.6875) multiplied by 175,000. Prior to Mr. Thompson's termination of employment, the amount in his deferred cash account will be decreased by $175,000 for each $1.00 decline in the price of the Company's common stock below the $9.6875 stock value and will be subsequently increased by $175,000 for each $1.00 increase in the price of the Company's common stock up to, but not in excess of, the $9.6875 stock value. Mr. Thompson will, however, continue to be credited with dividend amounts as if he were still credited with 175,000 phantom shares. In addition, on June 28, 2000, the Company granted to Mr. Thompson stock options under the Company's 1993 Stock Option and Stock Grant Plan

                       HUNT CORPORATION AND SUBSIDIARIES

     (In thousands except per share and per share amount, unless otherwise indicated)

13. STOCK-BASED COMPENSATION PLANS: -- (Continued)

for 175,000 common shares at an option price of $9.6875 per share, which was the fair market value of such common shares at the date of grant. The charges (credits) to general and administrative expenses with respect to this plan were $642, $(727), and $(531) in fiscal years 2001, 2000, and 1999, respectively.

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

                                                                                                  2001      2000      1999
                                                                                                --------   ------    ------
        Earnings:
          As reported:
           Income from continuing operations................................................    $  3,296   $4,137    $9,564
           Net income (loss)................................................................    $(24,526)  $1,969    $6,427
          Pro forma:
           Income from continuing operations................................................    $  3,010   $3,454    $8,422
           Net income (loss)................................................................    $(24,812)  $1,286    $5,285
        Basic earnings per share:
          As reported:
           Income from continuing operations................................................    $    .37   $  .42    $  .91
           Net income (loss)................................................................    $  (2.74)  $  .20    $  .61
          Pro forma:
           Income from continuing operations................................................    $    .34   $  .35    $  .80
           Net income (loss)................................................................    $  (2.78)  $  .13    $  .50
        Diluted earnings per share:
          As reported:
           Income from continuing operations................................................    $    .37   $  .42    $  .91
           Net income (loss)................................................................    $  (2.73)  $  .20    $  .61
          Pro forma:
           Income from continuing operations................................................    $    .34   $  .35    $  .80
           Net income (loss)................................................................    $  (2.76)  $  .13    $  .50


The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                                                                     2001     2000    1999
                                                                                                     -----   -----    -----
        Expected dividend yield .................................................................     9.95%   4.50%    4.21%
        Risk-free interest rate .................................................................     5.03%   5.87%    5.45%
        Expected volatility .....................................................................    38.08%  33.47%   29.99%
        Expected life (in years) ................................................................     4.0     3.6      4.4


The weighted average estimated fair values of employee stock options granted during fiscal 2001, 2000, and 1999 were $.68, $2.08, and $2.18 per share, respectively. These pro forma disclosures are not likely to be representative of the effects on earnings and earnings per common share in future years, because, among other things, they do not take into consideration pro forma compensation expense related to grants made prior to the Company's fiscal year 1997.

                       HUNT CORPORATION AND SUBSIDIARIES

     (In thousands except per share and per share amount, unless otherwise indicated)

14. SHAREHOLDERS' RIGHTS PLAN:

The Company's 1990 Rights Agreement and the Rights distributed to the Company's shareholders under that Agreement expired by their terms on December 31, 2000, and the Company Series A Junior Participating Preferred Stock authorized for possible issuance pursuant to the Rights has ceased to be a series of stock which the Company is authorized to issue.

15. COMMITMENTS AND CONTINGENCIES:

Leases:
The capitalized lease obligations (see Note 10) represent amounts payable under leases that are, in substance, installment purchases. Property, plant and equipment includes the following assets under capital leases:

                                                                        2001       2000
                                                                       -------   -------
        Land ......................................................    $   152   $   152
        Buildings .................................................      1,356     1,356
        Machinery and equipment ...................................        455       466
        Accumulated depreciation ..................................     (1,811)   (1,816)
                                                                       -------   -------
                                                                       $   152   $   158
                                                                       =======   =======


The Company has the option to purchase the above assets at any time during the terms of the leases for amounts sufficient to redeem and retire the underlying lessor debt obligations. The capitalized lease obligations have various principal payments that mature no later than June 15, 2004.

The minimum rental commitments under all noncancellable leases as of December 2, 2001 are as follows:

                                                                            Operating
        Fiscal Period                                                   Operating Leases
        -------------                                                   ----------------
        2002 ........................................................        $2,045
        2003 ........................................................         1,042
        2004 ........................................................           816
        2005 ........................................................           448
        2006 ........................................................            15
        Thereafter ..................................................             -
                                                                             ------
        Minimum lease payments ......................................        $4,366
                                                                             ======


Rent expense, including related real estate taxes charged to operations, amounted to $3,205, $3,544 and $3,398 for fiscal years 2001, 2000, and 1999, respectively.

Contingencies:

The Company has employment/severance (change in control) agreements with its officers under which severance payments and benefits would become payable in the event of specified terminations of employment following a change in control (as defined) of the Company. The Company also has termination policies applicable to officers and other employees which provide severance payments and benefits in the event of certain terminations of employment. In the event of a change in control of the Company and subsequent termination of all employees, the maximum contingent severance liability would have been approximately $13.2 million at December 2, 2001.

The Company is involved on a continuing basis in monitoring its compliance with environmental laws and in making capital and operating improvements necessary to comply with existing and anticipated environmental requirements. Despite its efforts, the Company has been cited for occasional violations or alleged violations of environmental laws or permits and on several occasions has been named as a potentially responsible party for the remediation of sites. Expenses incurred by the Company to date relating to violations of and compliance with environmental laws and permits and site remediation have not been material. While it is impossible to predict

                       HUNT CORPORATION AND SUBSIDIARIES

     (In thousands except per share and per share amount, unless otherwise indicated)

15. COMMITMENTS AND CONTINGENCIES: -- (Continued)

with certainty, management currently does not foresee such expense in the future as having a material effect on the Company's business, results of operations, or financial condition.

There are other contingent liabilities with respect to product warranties, legal proceedings, and other matters occurring in the normal course of business. In the opinion of management, all such matters are adequately covered by insurance or by accruals, and if not so covered, are without merit or are of such kind, or involve such amounts, as would not have significant effect on the financial condition or results of operations of the Company, if disposed of unfavorably.

16. CASH FLOW INFORMATION:
Cash payments (receipts) for interest and income taxes (net of refunds) were as follows:

                                                                                                   2001     2000      1999
                                                                                                  ------   ------    ------
        Interest paid (net of amounts capitalized of $103, $167, and $104 in fiscal years
        2001, 2000, and 1999, respectively) ..................................................    $4,786   $4,503    $4,661
        Income taxes .........................................................................    $ (558)  $  864    $2,934


Excluded from the accompanying Consolidated Statements of Cash Flows are the effects of certain non-cash investing and financing activities as follows:

                                                                                                        2001   2000    1999
                                                                                                        ----   ----    ----
        Fair value of assets acquired ..............................................................     --     --     $441
        Liabilities assumed or created .............................................................     --     --      361


17. QUARTERLY FINANCIAL DATA (UNAUDITED):
Quarterly financial data for each of the quarters during fiscal years 2001 and 2000 are as follows:


                                                                                                             2001
                                                                                           ----------------------------------------
                                                                                           First      Second      Third      Fourth
                                                                                          -------    -------    ---------   -------
Net sales .............................................................................   $42,263    $39,135    $  42,743   $36,729
Gross profit ..........................................................................    17,380     15,783       15,689    14,540
Income (loss) from continuing operations ..............................................     2,500      1,179        1,151    (1,534)
Loss from discontinued operations .....................................................      (821)      (196)      (1,132)     (295)
Gain (loss) on sale of discontinued operations ........................................        --         --      (27,715)    2,337
                                                                                          -------    -------    ---------   -------
Net income (loss) .....................................................................     1,679        983      (27,696)      508

Basic earnings per common share:
Income (loss) from continuing operations ..............................................   $   .28    $   .13    $.     13   $  (.17)
Loss from discontinued operations .....................................................      (.09)      (.02)        (.13)     (.03)
Gain (loss) on sale of discontinued operations ........................................        --         --        (3.11)      .26
                                                                                          -------    -------    ---------   -------
Net income (loss) per share ...........................................................   $   .19    $   .11    $   (3.11)  $   .06
                                                                                          =======    =======    =========   =======
Diluted earnings per common share:
Income (loss) from continuing operations ..............................................   $   .27    $   .13    $     .13   $  (.17)
Loss from discontinued operations .....................................................      (.09)      (.02)        (.13)     (.03)
Gain (loss) on sale of discontinued operations ........................................        --         --        (3.09)      .26
                                                                                          -------    -------    ---------   -------
Net income (loss) per share ...........................................................   $   .18    $   .11    $   (3.09)  $   .06
                                                                                          =======    =======    =========   =======

                       HUNT CORPORATION AND SUBSIDIARIES

     (In thousands except per share and per share amount, unless otherwise indicated)

17. QUARTERLY FINANCIAL DATA (UNAUDITED): -- (Continued)



                                                                                                              2000
                                                                                             --------------------------------------
                                                                                             First      Second     Third     Fourth
                                                                                            -------    -------    -------   -------
Net sales ...............................................................................   $43,737    $41,797    $46,801   $43,445
Gross profit ............................................................................    16,855     16,122     18,754    16,817
Income from continuing operations .......................................................     2,260        956        302       619
Income (loss) from discontinued operations ..............................................       (58)        59     (1,590)     (579)
                                                                                            -------    -------    -------   -------
Net income (loss) .......................................................................     2,202      1,015     (1,288)       40

Basic earnings per common share:
Income from continuing operations .......................................................   $   .23    $   .10    $   .03   $   .06
Loss from discontinued operations .......................................................      (.01)         -       (.16)     (.06)
                                                                                            -------    -------    -------   -------
Net income (loss) per share .............................................................   $   .22    $   .10    $  (.13)        -
                                                                                            =======    =======    =======   =======
Diluted earnings per common share:
Income from continuing operations .......................................................   $   .23    $   .10    $   .03   $   .06
Loss from discontinued operations .......................................................      (.01)         -       (.16)     (.06)
                                                                                            -------    -------    -------   -------
Net income (loss) per share .............................................................   $   .22    $   .10    $  (.13)        -
                                                                                            =======    =======    =======   =======


The sum of the quarterly income (loss) per share data may not be the same as income (loss) per share for the year due to changes in the number of average outstanding shares. The third quarters of fiscal years 2001 and 2000 include 13 weeks and 14 weeks, respectively.

The first quarter of fiscal 2001 net income includes pre-tax expenses of $.2 million ($.01 per share) for implementation costs in connection with the 1999 restructuring plan and a pre-tax charge of $.1 million ($.01 per share) for accrued interest relating to the patent infringement litigation. (See Notes 4 and 20.)

The second quarter of fiscal 2001 net income includes pre-tax expenses of $.1 million ($.01 per share) for implementation costs in connection with the 1999 restructuring plan and a pre-tax charge of $.1 million ($.01 per share) for accrued interest relating to the patent infringement litigation. (See Notes 4 and 20.)

During the third quarter of fiscal 2001, the Company recorded an estimated after-tax loss of $28.2 million, or $3.16 per share, related to the sale of its commercial Graphics Products business, which sale was completed in the fourth quarter of fiscal 2001. In addition, the Company recorded a tax benefit of $.5 million after-tax ($.05 per share) resulting from a resolution of a prior year tax exposure in connection with a 1997 divestiture. This item is included in the total tax benefit recorded for loss on disposal of a discontinued business. (See Note 3.) The third quarter of fiscal 2001 net loss includes pre-tax expenses of $.1 million ($.01 per share) for implementation costs in connection with the 1999 restructuring plan and credits of $.2 million pre-tax ($.02 per share) relating to reductions of some of the reserves related to the 1999 restructuring plan. (See Note 4.)

The fourth quarter of 2001 net income includes pre-tax charges of $3.9 million, or $.30 per share, relating to the 2001 cost reduction plan. In addition, the Company adjusted its effective tax rate due to the fourth quarter loss from continuing operations from a 33.2% tax expense in the first nine months of fiscal 2001 to 29.5% for the full year. The effect of this change in estimate was a decrease in the fourth quarter loss from continuing operations of $.7 million, or $.08 per share. See Note 11. The Company also adjusted its estimated after-tax loss related to the 2001 sale of the divested business to reflect certain closing and tax adjustments.

The first quarter of fiscal 2000 net income includes pre-tax expenses of $.1 million ($.01 per share) for implementation costs in connection with the 1999 restructuring plan.

The second quarter of fiscal 2000 net income includes pre-tax expenses of $.2 million ($.01 per share) for implementation costs in connection with the 1999 restructuring plan. In addition, the Company reduced by $.1

                       HUNT CORPORATION AND SUBSIDIARIES

     (In thousands except per share and per share amount, unless otherwise indicated)

17. QUARTERLY FINANCIAL DATA (UNAUDITED): -- (Continued)

million pre-tax ($.01 per share) some of its reserves related to its 1997 strategic plan and its 1997 business divestitures. (See Note 4.)

The third quarter of fiscal 2000 net income includes pre-tax expenses of $.1 million ($.01 per share) for implementation costs in connection with the 1999 restructuring plan and a pre-tax charge of $3.6 million ($.24 per share) relating to a patent infringement suit with respect to one of the Company's minor products. (See Notes 4 and 20.)

The fourth quarter of fiscal 2000 net income includes a pre-tax charge of $.2 million ($.01 per share) for accrued interest relating to the patent infringement litigation. In addition, the Company reduced by $.2 million pre-tax ($.01 per share) some of its reserves related to the 1999 restructuring plan and 1997 strategic plan. (See Notes 4 and 20.)

18. INDUSTRY SEGMENT INFORMATION:
During fiscal 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires the presentation of descriptive information about reportable segments that is consistent with that made available to management to assess performance. As a result of the sale of the commercial Graphics Products business in fiscal 2001 (see Note 3) and its impact on the Company's internal organizational structure, the Company now has only a single reportable segment: Consumer Products. All of the Company' long-lived assets are located in North America.

Total export sales aggregated $15.2 million, $18.0 million, and $16.2 million in fiscal years 2001, 2000, and 1999, respectively, of which $10.8 million, $11.3 million, and $10.5 million in fiscal years 2001, 2000, and 1999, respectively, originated in Canada. The Company's two largest customers together accounted for 24%, 22%, and 20% of net sales in fiscal years 2001, 2000, and 1999, respectively.

19. FINANCIAL INSTRUMENTS:
Off-Balance Sheet Risk:

Letters of credit are issued by the Company during the ordinary course of business through major domestic banks as required by certain vendor contracts. As of December 2, 2001 and December 3, 2000, the Company had outstanding letters of credit for $1 million.

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade receivables. The Company places its temporary cash investments ($20.7 million and $21.4 million at December 2, 2001 and December 3, 2000, respectively) with quality financial institutions and, by policy, limits the amount of credit exposure to any one financial institution.

The Company provides credit, in the normal course of business, to a large number of distributors and retailers and generally does not require collateral or other security to support customer receivables. Management believes that concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base and their dispersion across many different industries and geographies. However, the Company's ten largest customers accounted for approximately 57% and 46% of accounts receivable at December 2, 2001 and December 3, 2000, and net sales to the Company's two largest customers together were 24%, 22%, and 20% of total net sales for fiscal 2001, 2000, and 1999, respectively. The Company performs ongoing credit evaluations of its customers, maintains allowances for potential credit losses, and carries credit insurance coverage for most of its large customer accounts.

                       HUNT CORPORATION AND SUBSIDIARIES

     (In thousands except per share and per share amount, unless otherwise indicated)

19. FINANCIAL INSTRUMENTS: -- (Continued)

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

Forward exchange contracts -- The Company entered into a one-month Canadian forward exchange contract with a notional value of approximately $1.9 million. The contract has no carrying value since it was entered into at fair market value on the last day of fiscal 2001.

The estimated fair values of the Company's financial instruments as of December 2, 2001 and December 3, 2000 are as follows:


                                                                                                  2001                  2000
                                                                                           ------------------    ------------------
                                                                                          Carrying      Fair     Carrying     Fair
                                                                                           Amount      Value      Amount     Value
                                                                                          --------    -------    --------   -------
Cash and cash equivalents .............................................................    $25,966    $25,966    $23,878    $23,878
Debt (excluding capital lease obligations) ............................................    $25,000    $26,222    $52,676    $56,211


20. PATENT INFRINGEMENT LITIGATION:

Several years ago, the Company was sued for patent infringement with respect to one of its minor products. After a jury trial in 1998, a judgment was entered against the Company in the amount of $3.3 million, plus interest and costs. The verdict was appealed, and contrary to the expectations of the Company and its patent counsel, a three-judge panel of the U.S. Court of Appeals affirmed the judgment in July 2000. Subsequently, a request filed with the Court of Appeals to have the case reconsidered by all twelve judges of such court was denied in October 2000. As a result, the Company recorded a liability of $3.8 million pre-tax (including interest and other costs) in fiscal 2000. The Company then petitioned for a review of the decision by the Supreme Court of the United States, which petition was denied in April 2001. The Company recorded an additional liability of $.1 million pre-tax for interest costs relating to this matter in fiscal 2001. All amounts recorded relating to this matter are included in the accompanying Consolidated Statements of Operations under restructuring and other. During the fiscal 2001 third quarter, the Company made a payment to the plaintiff in the amount of approximately $3.9 million in satisfaction of this judgment. However, the Company and its patent counsel continue to pursue other options for overturning the verdict.

                 SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS
                   for the fiscal years 2001, 2000, and 1999
                                 (in thousands)


Column A
--------                                                           Column B            Column C              Column D     Column E
                                                                   ---------           Additions            ---------    ---------
                                                                                 -----------------------
                                                                   Balance at   Charged to    Charged to                 Balance at
                                                                   Beginning     Costs and       Other                     End of
Classification                                                     Of Period     Expenses      Accounts     Deductions     Period
--------------                                                     ----------   ----------    ----------    ----------   ----------
2001:
 Allowance for doubtful accounts...............................      $  873       $  374        $   121(E)    $  337(A)    $1,031
                                                                     ======       ======        =======       ======       ======
 Reserve for customer returns and deductions...................      $  926       $   57        $  (145)(E)   $  133(B)    $  705
                                                                     ======       ======        =======       ======       ======
 Reserve for inventory obsolescence............................      $2,022       $2,211        $(1,891)(E)   $  984(C)    $1,358
                                                                     ======       ======        =======       ======       ======
2000:
 Allowance for doubtful accounts...............................      $  967       $  (51)             -       $   43(A)    $  873
                                                                     ======       ======        =======       ======       ======
 Reserve for customer returns and deductions...................      $1,101       $   11              -       $  186(B)    $  926
                                                                     ======       ======        =======       ======       ======
 Reserve for inventory obsolescence............................      $2,262       $1,007              -       $1,247(C)    $2,022
                                                                     ======       ======        =======       ======       ======
1999:
 Allowance for doubtful accounts...............................      $1,721       $  161        $    14(D)    $  929(A)    $  967
                                                                     ======       ======        =======       ======       ======
 Reserve for customer returns and deductions...................      $1,060       $  176              -       $  135(B)    $1,101
                                                                     ======       ======        =======       ======       ======
 Reserve for inventory obsolescence............................      $2,432       $  828              -       $  998(C)    $2,262
                                                                     ======       ======        =======       ======       ======




(A) Doubtful accounts written off, net of collection expenses and reclasses.
(B) Primarily credits issued to customers.
    (C) Largely the result of programs to dispose of fully reserved obsolete inventory. Amount is net of recoveries.
(D) Primarily due to business acquisitions.
(E) Primarily due to business divestiture.

                                 EXHIBIT INDEX
                          (of Exhibits filed herewith)


(4)(a)(1) Note Purchase Agreement dated as of August 1, 1996 between the Company and several insurance companies

(4)(a)(2)   Consent and Amendment to Note Agreement dated as of November 14,
            2001

(4)(b) Credit Agreement dated as of December 21, 2001 between the Company and First Union National Bank, Fleet National Bank, and other lenders

(10)(b)     1983 Stock Option and Stock Grant Plan, as amended, of the Company

(10)(f)(2) List of Executive Officers Who Are Parties to Change of Control Agreements

(10)(g)(6)  Amendment No. 4 to Supplemental Executive Benefits Plan

(10)(h)(1) Employment Agreement, dated as of April 8, 1996, between the Company and Donald L. Thompson

(10)(h)(5)  Transition and Separation Agreement dated November 30, 2001

(10)(i)(2)  Form of Agreement under the Officer Severance Plan

(10)(i)(3) List of Departing Executive Officers Whose Arrangements are Essentially as Provided Under the Officer Severance Plan and Form of Agreement

(10)(j) Supplemental Deferred Compensation Agreement, dated as of February 6, 2002 between the Company and John W. Carney

(10)(k)     Form of Arrangement between the Company and Bradley P. Johnson

(21)        Subsidiaries

(23)        Consent of PricewaterhouseCoopers LLP