Form 10-Q
period 2002-03-03
HUNT CORP
filed 2002-04-16
CIK 49146

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549


                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 3, 2002
                                                 -------------

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission file number 1-8044
     -----------------------------------------------------------------------

                                HUNT CORPORATION
  ----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Pennsylvania                                    21-0481254
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

   One Commerce Square 2005 Market Street, Philadelphia, PA           19103
-------------------------------------------------------------------------------
 (Address of principal executive offices)                           (Zip Code)

          Registrant's telephone no., including area code       215-656-0300
                                                                ------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes   X     No
                                           -----      -----

As of April 1, 2002, there were outstanding 8,917,375 shares of the registrant's common stock.

                                HUNT CORPORATION


                                      INDEX

                                                                                                        Page
                                                                                                     ----------


PART I -    FINANCIAL INFORMATION

Item 1 -    Financial Statements

                Condensed Consolidated Balance Sheets as of                                                  3
                March 3, 2002 and December 2, 2001

                Condensed Consolidated Statements of Income -                                                4
                Three Months Ended March 3, 2002 and March 4, 2001

                Consolidated  Statements of Comprehensive Income - Three Months Ended                        5
                March 3, 2002 and March 4, 2001

                Condensed Consolidated Statements of Cash Flows -                                            6
                Three Months Ended March 3, 2002 and March 4, 2001

                Notes to Condensed Consolidated Financial                                                7 - 9
                Statements


Item 2 -    Management's Discussion and Analysis of Financial Condition and Results of Operations        10-15


Item 3 -    Quantitative and Qualitative Disclosures about Market Risk                                      16



PART II -   OTHER INFORMATION

Item 1 -    Legal Proceedings                                                                               17

Item 6 -    Exhibits and Reports on Form 8-K                                                                17

                              Signatures                                                                    18




Part I - FINANCIAL INFORMATION                                            Page 3

Item 1.     Financial Statements
                                Hunt Corporation
                      Condensed Consolidated Balance Sheets
                (In thousands except share and per share amounts)


                                                                               March 3,          December 2,
                           ASSETS                                               2002                2001
                                                                              ---------          ----------
                                                                             (Unaudited)
Current assets:
     Cash and cash equivalents                                                $  27,502           $  25,966
     Accounts receivable, less allowance for doubtful
       accounts: 2002, $746; 2001, $1,031                                        20,325              17,486
     Inventories:
         Raw materials                                                            2,923               2,973
         Work in process                                                          1,431               1,440
         Finished goods                                                           4,698               4,976
                                                                              ---------           ---------

            Total inventories                                                     9,052               9,389

     Deferred income taxes                                                        4,366               5,834
     Prepaid expenses and other current assets                                   10,191              14,101
                                                                              ---------           ---------

              Total current assets                                               71,436              72,776

Property, plant and equipment, less
  accumulated depreciation and amortization:
  2002, $43,484; 2001, $42,548                                                   23,374              24,188
Goodwill                                                                            754                 754
Intangible assets                                                                    65                  65
Other assets                                                                      8,472               8,604
                                                                              ---------           ---------
                       Total assets                                           $ 104,101           $ 106,387
                                                                              =========           =========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt                                        $   5,000           $   5,000
     Accounts payable                                                             3,112               4,428
     Accrued expenses                                                            20,383              22,776
                                                                              ---------           ---------
              Total current liabilities                                          28,495              32,204
Long-term debt, less current portion                                             22,000              22,000
Deferred income taxes                                                               847               1,004
Other non-current liabilities                                                    14,048              14,106
Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.10 par value, authorized 1,000,000
       shares; none issued                                                         --                  --
     Common stock, $.10 par value, 40,000,000 shares
       authorized; issued:  2001 and 2000 -16,152,322 shares                      1,615               1,615
     Capital in excess of par value                                               7,412               7,412
     Accumulated other comprehensive loss                                           (10)               --
     Retained earnings                                                          131,147             129,695
                                                                              ---------           ---------
                                                                                140,164             138,722
     Less cost of treasury stock:
     2002 - 7,236,347 shares; 2001 - 7,248,347 shares;                         (101,453)           (101,649)
                                                                              ---------           ---------
                       Total stockholders' equity                                38,711              37,073
                                                                              ---------           ---------
                          Total liabilities and stockholders' equity          $ 104,101           $ 106,387
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

                                Hunt Corporation
                   Condensed Consolidated Statements of Income
                                   (Unaudited)
                     (In thousands except per share amounts)


                                                               Three Months Ended
                                                         -----------------------------
                                                         March 3,             March 4,
                                                           2002                2001
                                                         ---------            --------



Net sales                                                $ 40,496             $ 42,263

Cost of sales                                              24,536               24,883
                                                         --------             --------

   Gross profit                                            15,960               17,380

Selling, general, and administrative expenses              12,181               12,685

Restructuring and other                                        81                   41
                                                         --------             --------

   Income from operations                                   3,698                4,654


Interest expense                                              561                1,073

Interest and other income, net                               (671)                (197)
                                                         --------             --------

   Income from continuing operations
      before income taxes                                   3,808                3,778

Provision for income taxes                                  1,352                1,278
                                                         --------             --------

   Income from continuing operations                        2,456                2,500
                                                         --------             --------

Discontinued operations:
  Loss from discontinued business,
     net of tax benefit of $64                               --                   (821)
                                                         --------             --------

Net income                                               $  2,456             $  1,679
                                                         ========             ========

Basic earnings per common share:
   Income from continuing operations                     $   0.28             $   0.28
   Loss from discontinued business                           --                  (0.09)
                                                         --------             --------
Net income per share - Basic                             $   0.28             $   0.19
                                                         ========             ========

Diluted earnings per common share:
   Income from continuing operations                     $   0.27             $   0.27
   Loss from discontinued business                           --                  (0.09)
                                                         --------             --------
Net income per share - Diluted                           $   0.27             $   0.18
                                                         ========             ========

Dividends per common share                               $  0.103             $  0.103
                                                         ========             ========



       See accompanying notes to condensed consolidated financial statements.

                                Hunt Corporation
                 Consolidated Statements of Comprehensive Income
                                   (Unaudited)
                                 (In thousands)


                                                                                  Three Months Ended
                                                                          ---------------------------------
                                                                             March 3,           March 4,
                                                                               2002               2001
                                                                          ------------        -------------


       Net income                                                              $ 2,456              $ 1,679

       Other comprehensive income (loss):
            Foreign currency translation adjustments, net of
               income tax expense of $913                                            -                1,261

            Currency hedging adjustments, net of income tax
               benefit of $7                                                       (10)                   -
                                                                          ------------        -------------

       Other comprehensive income (loss)                                           (10)               1,261
                                                                          ------------        -------------

       Comprehensive income                                                    $ 2,446              $ 2,940
                                                                          ============        =============


     See accompanying notes to condensed consolidated financial statements.

                                                                          Page 6
                                Hunt Corporation
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)



                                                                            Three Months Ended
                                                                        ---------------------------
                                                                        March 3,           March 4,
                                                                          2002              2001
                                                                        --------           --------

Cash flows from operating activities:
Net income                                                              $  2,456           $  1,679
Adjustments to reconcile net income to net cash
   provided by (used for) operating activities:
     Depreciation and amortization                                         1,196              1,987
     Deferred income taxes                                                 1,311                 71
     (Gain) loss on disposals of property, plant and equipment               124                (10)
     Provision for patent infringement litigation                           --                   52
     Payments/credits for special charges                                   (382)              (119)
     Changes in operating assets and liabilities                          (1,425)            (1,378)
                                                                        --------           --------
          Net cash provided by operating activities                        3,280              2,282
                                                                        --------           --------

Cash flows from investing activities:
   Additions to property, plant and equipment                               (514)            (1,028)
   Acquisition of business                                                  --                  (92)
   Other, net                                                                 13                 10
                                                                        --------           --------
         Net cash used for investing activities                             (501)            (1,110)
                                                                        --------           --------

Cash flows from financing activities:
   Proceeds from issuance of long-term debt                                 --                2,106
   Payments on long-term debt, including current maturities                 --               (1,984)
   Proceeds from exercise of stock options                                   105               --
   Book overdrafts                                                          (382)            (2,213)
   Purchases of treasury stock                                              --               (3,680)
   Dividends paid                                                           (913)              (912)
   Other, net                                                               --                  (12)
                                                                        --------           --------
         Net cash used for financing activities                           (1,190)            (6,695)
                                                                        --------           --------

Effect of exchange rate changes on cash                                      (53)                53
                                                                        --------           --------

Net increase (decrease) in cash and cash equivalents                       1,536             (5,470)

Cash and cash equivalents, beginning of period                            25,966             23,878
                                                                        --------           --------

Cash and cash equivalents, end of period                                $ 27,502           $ 18,408
                                                                        ========           ========



     See accompanying notes to condensed consolidated financial statements.

                                Hunt Corporation
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1. The accompanying condensed consolidated financial statements and related notes are unaudited; however, in management's opinion all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position at March 3, 2002 and the results of operations and cash flows for the periods shown have been made. Such statements are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by generally accepted accounting principles or those normally made in Form 10-K.

2. Effective October 1, 2001, the Company sold its commercial Graphics Products business and related assets. The divested business had net sales of approximately $14.5 million and an after-tax loss of $.8 million in the first quarter of fiscal 2001. The divested business is presented as a discontinued operation in the accompanying Condensed Consolidated Statements of Income. However, the Consolidated Statements of Comprehensive Income and Condensed Consolidated Statements of Cash Flows have not been restated for the fiscal 2001 first quarter.

3. A reconciliation of weighted average common shares outstanding to weighted average common shares outstanding assuming dilution in calculating the earnings per share is shown below (in thousands):

                                                         Three Months Ended
                                                     --------------------------
                                                      March 3,       March 4,
                                                        2002           2001
                                                     -----------    -----------
Average common shares outstanding-basic                    8,905          9,062
Add: common equivalent shares representing
   shares issuable upon exercise of stock options
   and stock grants                                           85             26
                                                     -----------    -----------
Average common shares and dilutive securities
   outstanding                                             8,990          9,088
                                                     ===========    ===========

                                Hunt Corporation
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


4. The following table sets forth the details and the cumulative activity in the various accruals and reserves associated with the Company's 2001 cost reduction plan in the Condensed Consolidated Balance Sheet at March 3, 2002 (in thousands):

                            Balance at                                                   Balance at
                            December 2,                        Cash          Non-Cash     March 3,
                               2001           Credits        Activity        Activity       2002
                         ---------------  ------------  ---------------  -------------  -----------
Lease obligations                  $256          -                (64)            -            $192
Severance                         3,513          -               (258)            -           3,255
Fixed assets                         38          -                  -           (27)             11
Other                                51          -                (38)            -              13
                         ---------------  ------------  ---------------  -------------  -----------
Total                            $3,858          -               (360)          (27)         $3,471
                         ===============  ============  ===============  =============  ===========

The following table sets forth the details and the cumulative activity in the various accruals and reserves associated with the Company's 1999 restructuring plan in the Condensed Consolidated Balance Sheet at March 3, 2002 (in thousands):

                            Balance at                                                   Balance at
                            December 2,                        Cash          Non-Cash      March 3,
                               2001           Credits        Activity        Activity        2002
                         ---------------  ------------  ---------------  -------------  -----------
Lease obligations                  $249          -                  -             -            $249
Severance                            23        (10)               (13)            -               -
                         ---------------  ------------  ---------------  -------------  -----------
Total                              $272        (10)               (13)            -            $249
                         ===============  ============  ===============  =============  ===========

5. As a result of the sale of the commercial Graphics Products business in fiscal 2001 (see Note 2) and its impact on the Company's internal organizational structure, the Company now has only a single reportable segment: Consumer Products. All of the Company's long-lived assets are located in North America.

6. Effective December 3, 2001, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." Under this SFAS, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to periodic reviews for impairment. As a result, effective December 3, 2001, the Company no longer amortizes goodwill or intangible assets with indefinite lives. Within six months of adopting SFAS No. 142, the Company will complete a transitional impairment review to identify whether there is an impairment to goodwill or indefinite-lived intangible assets using a fair value methodology. Any impairment loss resulting from the transitional impairment test will be reflected as the cumulative effect of a change in accounting principle, retroactive to the first quarter of fiscal 2002. The Company does not expect a material impact on its consolidated financial statements from the adoption of SFAS No. 142.

                                Hunt Corporation
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


       The Company's indefinite-lived intangible assets consist of trademarks, and the Company has no amortizable intangible assets.

       In conformity with SFAS No. 142, the results of prior periods have not been restated. The following is a reconciliation of the Company's net income and earnings per share for the three months ended March 3, 2002 and March 4, 2001:

                                                      March 3,        March 4,
                                                        2002            2001
                                                    ------------    -----------

Net income:
      As reported                                         $2,456         $1,679
      Amortization expense - goodwill                       -               185
      Amortization expense - intangible assets              -                25
                                                    ------------    -----------
      Adjusted net income                                 $2,456         $1,889
                                                    ============    ===========

Basic earnings per share:
      As reported                                           $.28           $.19
      Amortization expense - goodwill                       -               .02
      Amortization expense - intangible assets              -                 -
                                                    ------------    -----------
      Adjusted earnings per share - Basic                   $.28           $.21
                                                    ============    ===========

Diluted earnings per share:
      As reported                                           $.27           $.18
      Amortization expense - goodwill                       -               .02
      Amortization expense - intangible assets              -                 -
                                                    ------------    -----------
      Adjusted earnings per share - Diluted                 $.27           $.20
                                                    ============    ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Act of 1995. Such forward-looking statements represent management's assessment based upon information currently available, but are subject to risks and uncertainties which could cause actual results to differ materially from those set forth in the forward-looking statements. These risks and uncertainties include, but are not limited to, the Company's ability to successfully complete the implementation, and realize the anticipated benefits of its restructuring and cost reduction plans on a timely basis; the effect of, and changes in, worldwide general economic conditions, including the severity and duration of any economic slowdown; price and availability of raw materials; foreign exchange rates; technological and other changes affecting the manufacture of and demand for the Company's products; competitive and other pressures in the marketplace; acts of terrorism; and other risks and uncertainties set forth herein and in the Company's 2001 Form 10-K and as may be set forth in the Company's subsequent press releases and/or Forms 10-Q, 8-K, and other filings with the Securities and Exchange Commission.

(Note: All earnings per share amounts in Management's Discussion and Analysis are presented on an after-tax, diluted basis.)

In November 2001, the Company initiated a cost reduction plan (the "2001 cost reduction plan") designed to reduce the Company's cost structure. This plan resulted primarily from the sale of the commercial Graphics Products business to Neschen AG in October 2001 and is expected to generate approximately $3.9 million of annualized pre-tax cost savings in fiscal 2002 and annualized pre-tax cost savings of approximately $4.7 million in future years. Pre-tax cost savings realized in the first quarter of 2002 were approximately $.5 million, or $.04 per share. Although the Company expects to realize such future cost savings, there is no assurance that such future cost savings will actually be achieved. The adoption of the 2001 cost reduction plan in the fourth quarter of fiscal 2001 resulted in the recognition of charges totaling $3.9 million pre-tax ($.30 per share) in that quarter which included employee severance costs, recognition of future lease obligations, and other related costs. In addition to the fiscal 2001 fourth quarter charges related to this plan, the Company expects to spend a total of approximately $1.0 million for implementation costs (which will be recorded as period costs as incurred) over the next three fiscal years. During the first quarter of fiscal 2002, the Company recognized $.1 million, or $.01 per share, of such implementation costs (consisting of outplacement expenses). See Notes 2 and 4 to the Condensed Consolidated Financial Statements.

As a result of the sale of the commercial Graphics Products business, management believes that the Company has simplified its operations, and thus, is afforded greater potential strategic options. The sale and related cost reduction plan are also expected to improve the overall profitability and financial strength of the Company's continuing operations. As noted in the Company's proxy statement relating to its 2002 Annual Meeting, the Company's Board of Directors in the past has reviewed and evaluated, and continues to review and evaluate, various possible strategies that the Company might pursue to strengthen the Company and enhance shareholder value. Such potential strategies range from growing the Company, through internal development, joint ventures, and/or acquisitions, to selling some or all of the Company.

Results of Operations

The following discussion is on a continuing operations basis.

Net Sales

Net sales from continuing operations of $40.5 million for the fiscal 2002 first quarter decreased 4.2% from the first quarter of fiscal 2001 due to lower sales of office supplies products (down 12%), partially offset by higher sales of art/framing products (up 1%). Export sales decreased 11% in the fiscal 2002 first quarter compared to the same prior year period due to lower sales in Canada and Latin America. Management believes that the decrease in sales was due primarily to a continuing uncertain U.S. economy, which has prompted some of the Company's key customers to reduce their inventory and purchasing levels, which, in turn, resulted in lower orders to and sales by the Company. Although management expects sales to improve in the second half of fiscal 2002 in conjunction with an anticipated economic rebound in the U.S., there is no assurance that such sales growth will be achieved.

Gross Profit

The Company's gross profit percentage decreased to 39.4% of net sales in the first quarter of fiscal 2002 from 41.1% in the first quarter of fiscal 2001, and gross margin dollars decreased $1.4 million from the same prior year period. The decrease in the gross profit percentage relative to the prior year period was primarily the result of unfavorable fixed overhead absorption, lower net selling prices, sales of a higher proportion of lower margin products, and an increase in inventory valuation adjustments, partially offset by favorable purchase price variances. The decrease in gross margin dollars in the fiscal 2002 first quarter was due largely to lower sales volume compared to the same prior year period.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses decreased $.5 million, or 4.0%, in the first quarter of fiscal 2002 compared to the prior year first quarter as the net result of lower marketing and selling expenses, partially offset by higher general and administrative expenses. The decrease in marketing and selling expenses was due to lower salaries and benefits expenses attributable to the costs savings resulting from the 2001 divestiture of the Company's commercial Graphics Products business, reduced discretionary marketing spending, and to lower sales volume, partially offset by higher freight costs. The increase in general and administrative expenses was due principally to an increase in incentive compensation expense, partially offset by lower bad debt expense, and by a lesser reduction in the cash surrender value of officers' life insurance policies than was the case in the fiscal 2001 first quarter.

Selling, general, and administrative expenses, as a percentage of net sales, were 30.1% and 30.0% in the first quarters of fiscal 2002 and 2001, respectively.

Restructuring and Other

During the first quarter of fiscal 2002, the Company reduced by $10,000 a reserve related to its 1999 restructuring plan, and reversed an accrual of $33,000 established in connection with the implementation of the 1999 restructuring plan. These reductions reflected lower than anticipated severance expense. During the first quarter of fiscal 2001, the Company recorded an interest charge of $51,000 in connection with a previously reported patent infringement suit judgment.

The Company also recorded a net loss on disposals of property, plant and equipment of $124,000 during the first quarter of fiscal 2002 compared to a net gain of $10,000 in the same period of fiscal 2001.

Interest Expense

Interest expense in the fiscal 2002 first quarter decreased to $.6 million from $1.1 million in the first quarter of fiscal 2001 due primarily to a principal repayment of the Company's senior notes of $25 million during the fourth quarter of fiscal 2001.

Interest and Other Income, net

Interest and other income, net increased to $.7 million in the fiscal 2002 first quarter from $.2 million in the prior year first quarter due principally to management and other net fees for transition services rendered in connection with the Company's sale of its commercial Graphics Products business to Neschen AG.

Provision for Income Taxes

The Company's effective income tax rate increased to 35.5% for the first quarter of fiscal 2002 from 33.8% for the fiscal 2001 first quarter due principally to the impact of decreased foreign sales corporation benefits and increased state income taxes.

Financial Condition

The Company's working capital increased to $42.9 million from $40.6 million, and its current ratio increased to 2.5 from 2.3, at the end of the first quarter of fiscal 2002 from the end of fiscal 2001. The Company's debt/capitalization percentage was 41% at the end of the fiscal 2002 first quarter compared to 42% at the end of fiscal 2001. Funds from operations and available cash balances were sufficient during the first quarter of fiscal 2002 to fund additions to property, plant and equipment of $.5 million, to pay cash dividends of $.9 million, and to make cash payments of $.4 million related to the 2001 cost reduction plan.

Current assets decreased to $71.4 million at the end of the first quarter of fiscal 2002 from $72.8 million at the end of fiscal 2001, largely as a result of a decrease in prepaid and other assets and deferred tax assets, partially offset by higher cash and cash equivalents and higher accounts receivable balances. The decrease in deferred tax assets was due primarily to current deductibility of reserves related to the divested business. The decrease in prepaid and other assets and the increase in cash and cash equivalents were due to the receipt of income tax refunds, as well as the receipt of amounts due to the Company from Neschen AG for transition services. Accounts receivable increased $2.8 million from the $17.5 million balance at the end of fiscal 2001 due to higher sales in the last month of the fiscal 2002 first quarter compared to the last month of fiscal 2001, payments to customers pursuant to customer incentive programs accrued at the end of fiscal 2001, and to lower bad debt reserve balances in the first quarter of 2002.

Current liabilities decreased to $28.5 million at the end of the first quarter of fiscal 2002 from $32.2 million at the end of fiscal 2001. This decrease was largely attributable to the timing of accounts payable payments ($1.3 million), as well as to a decrease in accrued expenses ($2.4 million), primarily due to settlement of amounts owed to Neschen AG in connection with the Company's 2001 divestiture of its commercial Graphics Products business, and to lower accrued interest.

The Company has a revolving credit facility of $25 million. There were no outstanding borrowings under this facility at March 3, 2002.

The Company's ability to comply with various of its debt covenants under its credit facility and outstanding senior notes will depend largely on the achievement of the Company's business plan, which, in turn, could be adversely affected by the economic climate, competitive uncertainties, and other factors. In the event that non-compliance with such debt covenants should occur or appear to be likely, the Company would pursue various alternatives to successfully resolve the non-compliance, which might include, among other things, seeking debt covenant waivers or amendments, refinancing of debt, restricting payments of future cash dividends, and/or reducing future capital expenditures. Although the Company believes that it would be successful in resolving any such actual or potential non-compliance with its debt covenants, there can be no assurance that such would be the case.

Management believes that funds generated from operations, combined with its existing credit facilities, will be sufficient to meet currently anticipated working capital and other capital and debt service requirements. Should the Company require additional funds, management believes that the Company could obtain them at competitive costs. While subject to change, management currently expects that total fiscal 2002 expenditures for additions to property, plant and equipment to increase capacity and productivity will be approximately $2.9 million, of which approximately $.5 million has been expended through the first three months of fiscal 2002.

Critical Accounting Policies and Estimates

Critical accounting policies are those that involve subjective or complex judgments, often as a result of the need to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to customer programs, product returns, bad debts, inventories, valuation of long-lived assets, assets held for sale, intangible assets, cash surrender value of life insurance policies, deferred cash accounts, income taxes, warranty obligations, restructuring, business divestitures, pensions and other employee benefit plans or arrangements, environmental matters, and contingencies and litigation. Management bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

|o| The Company records estimated reductions to revenue for customer programs including special promotions and other volume-based incentives.

|o| The Company maintains allowances for doubtful accounts for estimated losses resulting from the Company's review and assessment of its customers' ability to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required.

|o| The Company provides for estimated costs of future anticipated product returns and warranty obligations based on historical experience.

|o| The Company maintains reserves for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

|o| The Company holds life insurance policies for all of its officers in connection with the Company's Supplemental Executive Benefits Plan. The carrying value of these policies is subject to changes in market conditions.

|o| The Company maintains an accrual for a deferred cash account in connection with a long-term incentive compensation agreement with the Company's Chief Executive Officer. The value of the deferred cash account is tied to the Company's stock price. This accrual is subject to changes in market conditions.

|o| The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event that the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

New Accounting Standards

Effective December 3, 2001, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 supersedes APB 17, "Intangible Assets," and primarily addresses accounting for goodwill and intangible assets subsequent to their acquisition (i.e., the post-acquisition accounting). The most significant changes made by SFAS No. 142 are that goodwill and indefinite lived intangible assets will no longer be amortized, goodwill will be tested for impairment at least annually at the reporting unit level, intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and the amortization period of intangible assets with finite lives will no longer be limited to forty years. As a result of the adoption of SFAS No. 142, the Company no longer amortizes goodwill or intangible assets.

In June 2001, the Financial Accounting Standards Board ("FASB") approved the issuance of Statements of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires that entities record as a liability obligations associated with the retirement of a tangible long-lived asset when such obligations are incurred, and capitalize the cost by increasing the carrying amount of the related long-lived asset. SFAS No. 143 will be effective for fiscal years beginning after June 15, 2002. The Company does not expect a material impact from the adoption of SFAS No. 143 on its consolidated financial statements.

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

Item 3 - Quantitative and Qualitative Disclosures about Market Risk


There have been no material changes in the Company's market risk from that set forth in Part II, Item 7A of the Company's fiscal 2001 Form 10-K.

PART II -  OTHER INFORMATION


Item 1 - Legal Proceedings

Reference is made to Part I, Item 3 of the Company's fiscal 2001 Form 10-K.


Item 6 - Exhibits and Reports on Form 8-K

    (a)  Exhibits

         (10)(c)(4) - Addendum to Stock Option Agreement dated December 20, 2000 between Hunt Corporation and Bradley P. Johnson.

    (b)  Reports on Form 8-K

            No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      HUNT  CORPORATION

 Date    April 16, 2002          By  /s/ Dennis S. Pizzica
        --------------------         ----------------------------------------
                                     Dennis S. Pizzica
                                     Vice President, Chief Financial Officer

 Date    April 16, 2002          By  /s/ Donald L. Thompson
        --------------------         ----------------------------------------
                                     Donald L. Thompson
                                     Chairman of the Board and
                                     Chief Executive Officer

 Date    April 16, 2002          By  /s/ John Fanelli III
        --------------------         ----------------------------------------
                                     John Fanelli III
                                     Vice President, Corporate Controller
                                     (Principal Accounting Officer)