Form 10-K/A
period 2001-12-02
HUNT CORP
filed 2002-06-27
CIK 49146

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K/A

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 for the fiscal year ended December 2, 2001

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 for the transition period from ______ to ______.

For the fiscal year ended December 2, 2001           Commission File No. 1-8044

                                HUNT CORPORATION
                                  (Registrant)

               Pennsylvania                            21-0481254
         ------------------------             --------------------------------
         (State of Incorporation)             (IRS Employer Identification No.)

One Commerce Square, 2005 Market Street, Philadelphia, PA       19103-7085
---------------------------------------------------------       ----------
(Address of Principal Executive Offices)                        (Zip Code)

Registrant's telephone number, including area code:  (215) 656-0300

Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of Each Exchange
         Title of Each Class:                           on Which Registered:
         -------------------                           --------------------

Common Shares, par value $.10 per share                New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares of the registrant's common shares outstanding as of June 1, 2002 was 8,976,335.

Pursuant to General Instruction F to Form 10-K and Rule 15d-21 under the Securities Exchange Act of 1934, Hunt Corporation's Annual Report on Form 10-K for the fiscal year ended December 2, 2001 is hereby amended to include the attached financial statements described in amended Item 14(a)(1)(B) below required by Form 11-K with respect to the Hunt Corporation Savings Plan for the Plan's fiscal year ended December 31, 2001. The Savings Plan is subject to the Employee Retirement Income Security Act of 1974. Item 14, as amended, provides in its entirety as follows:

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
             FORM 8-K

(a)      Documents filed as part of the Report

1. Financial Statements:                                                                                  Pages
                                                                                                    ------------------
    A. The Company and Subsidiaries:

    Report of Independent Accountants                                                                     F-1

    Consolidated Statements of Operations                                                                 F-2
    for the fiscal years 2001, 2000, and 1999

    Consolidated Balance Sheets,                                                                          F-3
    December 2, 2001 and December 3, 2000

    Consolidated Statements of Stockholders' Equity                                                       F-4
    for the fiscal years 2001, 2000, and 1999

    Consolidated Statements of Comprehensive Income (Loss)                                                F-5
    for the fiscal years 2001, 2000, and 1999

    Consolidated Statements of Cash Flows                                                                 F-6
    for the fiscal years 2001, 2000, and 1999

    Notes to Consolidated Financial Statements                                                        F-7 - F-29

    B. The Savings Plan:

    Report of Independent Accountants                                                                    PF-2

    Statements of Net Assets Available for Benefits as of December 31, 2001 and                          PF-3
    2000

    Statements of Changes in Net Assets Available for Benefits for the years                             PF-4
    ended December 31, 2001, 2000, and 1999

    Notes to Financial Statements                                                                    PF-5 - PF-11

2. Financial Statement Schedule
    Schedule II. Valuation and Qualifying Accounts                                                       F-30
    for the fiscal years 2001, 2000, and 1999

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

    (3)  Articles of incorporation and bylaws:

         (a) Restated Articles of Incorporation (incorp. by ref. to Ex. 3(a) to January 2001 Form 8-K).

         (b) By-laws, as amended (incorp. by ref. to Ex. 3(b) to January 2001 Form 8-K).

    (4)  Instruments defining rights of security holders, including indentures:*

         (a) (1) Note Purchase Agreement dated as of August 1, 1996 between the Company and several insurance companies (incorp. by ref. to Ex. 4(a)(1) to fiscal 2001 Form 10-K) and (2) Consent and Amendment to Note Agreement dated as of November 14, 2001 (incorp. by ref. to Ex. 4(a)(2) to fiscal 2001 Form 10-K).

         (b) Credit Agreement dated as of December 21, 2001 between the Company and First Union National Bank, Fleet National Bank, and other lenders (incorp. by ref. to Ex. 4(b) to fiscal 2001 Form 10-K).

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

         (b) 1983 Stock Option and Stock Grant Plan, as amended, of the Company (incorp. by ref. to Ex. 10(b) to fiscal 2001 Form 10-K).**

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

         (e) 1997 Non-Employee Director Compensation Plan (incorp. by ref. to Ex. 10(f) to fiscal 1997 Form 10-K).**

         (f) (1) Form of Change in Control Agreement between the Company and various officers of the Company (incorp. by ref. to Ex.10(f)(1) to fiscal 2000 Form 10-K) and (2) list of executive officers who are parties (incorp. by ref. to Ex. 10(f)(2) to fiscal 2001 Form 10-K).**

         (g) (1) Form of Supplemental Executive Benefits Plan ("SEBP") of the Company effective January 1, 1997, (incorp. by ref. to Ex. 10(g)(1) of fiscal 1998 Form 10-K); (2) Amendment No. 1 to SEBP (incorp. by ref. to Ex. 10(g)(2) of fiscal 1999 Form 10-K); and
              (3) form of related Amended and Restated Trust Agreement, effective January 1, 1997 (incorp. by ref. to Ex. 10(g)(2) to fiscal 1998 Form 10-K; (4) Amendment No. 2 to SEBP (incorp. by ref. to Ex. 10(g)(4) to fiscal 2000 Form 10-K); (5) Amendment No. 3 to SEBP (incorp. by ref. to Ex. 10(g)(5) to fiscal 2000 Form 10-K); and (6) Amendment No. 4 to SEBP (incorp. by ref. to Ex. 10(g)(6) to fiscal 2001 Form 10-K).**

         (h) (1) Employment Agreement, dated as of April 8, 1996, between the Company and Donald L. Thompson (incorp. by ref. to Ex. 10(h)(1) to fiscal 2001 Form 10-K); (2) Amendment No. 1 dated October 1, 1999 to employment Agreement; (3) Amendment, effective June 28, 2000, to Appendix A to Employment Agreement; and (4) Nonqualified Stock Option Agreement dated June 28, 2000 (Exhibits 10(h)(2), (3), and
              (4) are incorp. by ref. to Exs. 10(h)(2), (3), and (4), respectively, to Form 10-Q for quarter ended September 3, 2000); and (5) Transition and Separation Agreement dated November 30, 2001 (incorp. by ref. to Ex. 10(h)(5) to fiscal 2001 Form 10-K).**

         (i) Officer Severance Plan (incorp. by ref. to Ex. 10 to Form 10-Q for quarter ended February 28, 1999.)

         (j) Supplemental Deferred Compensation Agreement, dated as of February 6, 2002 between the Company and John W. Carney (incorp. by ref. to Ex. 10(j) to fiscal 2001 Form 10-K).**

         (k) Form of arrangement between the Company and Bradley P. Johnson (incorp. by ref. to Ex. 10(k) to fiscal 2001 Form 10-K).**

    (21)  Subsidiaries (incorp. by ref. to Ex. 21 to fiscal 2001 Form 10-K).

    (23) (a) Consent of PricewaterhouseCoopers LLP to incorporation by reference in registration statements on Form S-8 of their report on the consolidated financial statements and schedule included in this report (incorp. by ref. to Ex. 23 to fiscal 2001 Form 10-K).

         (b) Consent of PricewaterhouseCoopers LLP to incorporation by reference in registration statements No. 33-6359 and 33-57103 on Form S-8 of their report on the financial statements and related to the Savings Plan included with this report as amended (filed herewith).

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

                                   HUNT CORPORATION

Dated:   June 27, 2002             By:
                                      ----------------------------------------
                                      Bradley P. Johnson
                                      Chief Executive Officer and President


         June 27, 2002             By:
                                      ----------------------------------------
                                      Dennis S. Pizzica
                                      Vice President, Chief Financial Officer

Hunt Corporation
Savings Plan


Financial Statements

For the Years Ended
December 31, 2001, 2000 and 1999
and Supplemental Schedules
for the Year December 31, 2001

Hunt Corporation
Savings Plan
Table of Contents


-------------------------------------------------------------------------------------------------
December 31, 2001, 2000 and 1999

                                                                                          Page

Report of Independent Accountants                                                           1

Financial Statements:
   Statements of Net Assets Available for Benefits as of
     December 31, 2001 and 2000                                                             2

   Statements of Changes in Net Assets Available for Benefits for
     the years ended December 31, 2001, 2000 and 1999                                       3

   Notes to Financial Statements                                                           4-9

Supplemental Schedule:
   Schedule of Assets (Held at End of Year), Schedule H, Part IV, Item 4i*                 10


* Refers to item numbers in Form 5500 (Annual Return of Employee Benefit Plan) for the year ended December 31, 2001.


                        Report of Independent Accountants


To the Participants and Administrator of of Hunt Corporation Savings Plan


In our opinion, the accompanying statements of net assets available for benefits and the related statements of changes in net assets available for benefits, present fairly, in all material respects, information regarding the net assets available for benefits of Hunt Corporation Savings Plan (the "Plan") at December 31, 2001 and December 31, 2000, and the changes in net assets available for benefits for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Plan's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedule of assets (held at end of year), is presented for the purpose of additional analysis and is not a required part of the basic financial statements but is supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. This supplemental schedule is the responsibility of the Plan's management. The supplemental schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.





June 27, 2002

Hunt Corporation
Savings Plan
Statements of Net Assets Available for Benefits
as of December 31, 2001 and 2000
--------------------------------------------------------------------------------

                                             2001                  2000

        Assets

Investments                              $   27,159,563      $   27,905,732
Accrued dividends                                28,007              24,560
                                         --------------      --------------
Total assets                             $   27,187,570      $   27,930,292
                                         ==============      ==============
Net assets available for benefits        $   27,187,570      $   27,930,292
                                         ==============      ==============







   The accompanying notes are an integral part of these financial statements.

Hunt Corporation
Savings Plan
Statements of Changes in Net Assets Available for Benefits
For the Years Ended December 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------




                                                            2001            2000            1999

Additions:
   Investment income:
     Net appreciation (depreciation)
       in fair value of investments                     $ (2,077,517)   $ (5,962,526)   $  3,476,457
     Dividends                                               247,384       1,809,529       1,662,491
     Interest                                                363,194         356,693         386,744
     Contributions:
       Participants                                        1,841,953       1,943,900       1,709,051
       Employer                                              581,631         583,263         590,724
                                                        ------------    ------------    ------------

         Total additions                                     956,645      (1,269,141)      7,825,467
                                                        ------------    ------------    ------------
Deductions:
   Benefits paid to participants                           1,692,465       3,675,701       2,090,826
   Management fees                                             6,902           6,375           7,999
                                                        ------------    ------------    ------------
         Total deductions                                  1,699,367       3,682,076       2,098,825
                                                        ------------    ------------    ------------
         Net increase (decrease)                            (742,722)     (4,951,217)      5,726,642

Net assets available for benefits, beginning of year      27,930,292      32,881,509      27,154,867
                                                        ------------    ------------    ------------
Net assets available for benefits, end of year          $ 27,187,570    $ 27,930,292    $ 32,881,509
                                                        ============    ============    ============


   The accompanying notes are an integral part of these financial statements.

Hunt Corporation
Savings Plan
Notes to Financial Statements
December 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------

1.   Description of Plan

     The following description of the Hunt Corporation Savings Plan (the "Plan") provides only general information. Participants should refer to the Plan agreement for a more complete description of the Plan's provisions.

     General
     The Plan is a defined contribution plan which provides individual accounts for each participant. The Plan is designed to comply with the requirements of the Employee Retirement Income Security Act of 1974, as amended ("ERISA") and with the requirements of Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended (the "Code").

     Eligibility and Participation
     Generally, all active associates (i.e., employees, including officers) of Hunt Corporation and of any participating subsidiary company (collectively, the "Company") are eligible to participate in the Plan upon meeting the applicable service requirements. Leased employees, non-resident aliens, persons classified as independent contractors, and associates who are covered by a collective bargaining agreement to which the Company or any participating company is a party (unless the collective bargaining agreement specifically otherwise provides) are not eligible to participate in the Plan. Associates who work in full-time, temporary positions as part of an undergraduate or graduate degree program, college students enrolled in a degree program, or high school graduates matriculating in a degree program who assume temporary employment with a participating company during the summer months, and associates who are hired for a specific length of time of no more than 18 consecutive months are eligible to participate in the Plan, but only if such associates complete a minimum of 1,000 hours of service during the Plan year.

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

     Associate Pre-Tax Contributions
     Subject to the limitations of the Plan and the Code, participants may authorize the Company to withhold each year up to 15% (10% for Hunt Graphics bargaining unit employees) of their annual pre-tax compensation. Participants (other than Hunt Graphics bargaining unit employees) also may authorize the Company to withhold a portion of any retention bonus included in their annual pre-tax compensation. Participants may also make rollover contributions to the Plan of qualifying distributions from other qualified plans.

Hunt Corporation
Savings Plan
Notes to Financial Statements
December 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------

     Matching Contributions
     The Company will make Matching Contributions on behalf of participants equal to $.25 for each $1.00 of participant contributions up to 6% of the participant's pre-tax compensation for each year (excluding retention bonuses). (Matching Contributions will be made on behalf of Hunt Graphics bargaining unit employees equal to $.50 for each $1.00 of participant contributions to the extent such contributions do not exceed 3% of the participant's pre-tax compensation for the year.)

     Basic Contributions
     The Company may also make a discretionary annual Basic Contribution of up to 1% of the base rate of pay, as defined in the Plan (90% of the annual compensation of salesmen, 100% of the annual compensation for other associates), on behalf of eligible associates whether or not such associates make contributions to the Plan. (Basic Contributions are not available to Hunt Graphics bargaining unit employees.) Such Basic Contributions can only be invested in the Stock Fund and are not transferable to other funds.

     Participant Accounts
     Each eligible participant's account is credited with the Associate Pre-Tax Contribution and allocations of (a) Matching Contributions, (b) Basic Contributions, and (c) Plan earnings, and charged with an allocation of management fees expenses. Allocations are based on participant earnings or account balances, as set forth in the Plan.

     Vesting
     A participant's Associate Pre-Tax Contributions (adjusted for earnings and losses) and Basic Contributions (adjusted for earnings and losses) are always 100% vested and nonforfeitable. If, while in the service of the Company or any other participating company, a participant attains age 65, becomes permanently and totally disabled, or dies, the full value of the Matching Contributions (adjusted for earnings and losses) allocated to such participant's accounts becomes fully vested and is nonforfeitable. Prior to the occurrence of such an event, the Matching Contributions (adjusted for earnings and losses) will vest based on such participant's years of service for vesting (years in which a participant completes 1,000 or more hours of service commencing with the date of hire, or in the case of Hunt Graphics bargaining unit employees, the calendar year), as indicated in the following table:

                Less than 1 year                     0%
                1 year                              20%
                2 years                             40%
                3 years                             60%
                4 years                             80%
                5 years or more                    100%

     Withdrawals and Distributions
     Distributions are made according to the vested interest to which participants are entitled upon retirement, termination, death, or disability. The participant's vested interest will be distributed in one lump sum payment, in cash, unless the participant elects to receive that portion invested in the Stock Fund in whole shares of common stock or in any combination of stock and cash. A participant may also withdraw any portion of his or her vested account balances after he or she attains age 59-1/2, subject to certain administrative restrictions. Otherwise, withdrawals before termination of employment are allowed only in cases of hardship as determined as set forth in the Plan.

Hunt Corporation
Savings Plan
Notes to Financial Statements
December 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------

     Disposition of Forfeitures
     Forfeitures of Matching Contributions resulting from the termination of participants with less than fully vested rights under the Plan shall be applied to reduce Employer's Contributions to the Plan. During 2001 and 2000, there were $5,477 and $7,659, respectively, of forfeitures used to reduce employer contributions. There were no unallocated forfeitures at December 31, 2001 and 2000.

     Plan Amendment and Termination
     Although it has not expressed any intent to do so, the Company has the right under the Plan to discontinue its contributions at any time and to terminate the Plan. In the event of Plan termination, the net assets of the Plan will be distributed to Plan participants and beneficiaries in proportion to their respective account balances which will be fully vested as a result of such termination. The Company may also amend the Plan at any time, subject to certain restrictions.

2.   Summary of Significant Accounting Policies

     Basis of Accounting
     The accompanying financial statements are prepared on the accrual method of accounting.

     Investment Valuation
     Investments are stated at fair value. Quoted market prices are used to value investments. Shares of mutual funds are valued at the net asset value of shares held by the Plan at year-end.

     Investment Income
     Dividend income is recorded on the ex-dividend date. Income from other investments is recorded as earned on the accrual basis.

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

     Plan Expenses
     Investment management fees and brokerage fees related to transactions within the Stock Fund are paid by the Plan. All additional administrative fees are paid by the Company.

     Payment of Benefits Benefits are recorded when paid.

     Use of Estimates
     The preparation of financial statements in conformity with generally accepted accounting principles requires the Administrative Committee to make estimates and assumptions that affect the reported amounts of assets, liabilities and changes therein, and disclosures of contingent assets and liabilities. Actual results could differ from those estimates.

Hunt Corporation
Savings Plan
Notes to Financial Statements
December 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------

     Risks and Uncertainties
     Investment securities are exposed to various risks, such as interest rate, market and credit. Due to the level of risk associated with certain investment securities and the level of uncertainty related to changes in the value of investment securities, it is at least reasonably possible that changes in risks in the near term would materially affect participants' account balances and the amounts reported in the statement of net assets available for benefits and the statement of changes in net assets available for benefits.

3.   Participant Loans

     Participants may borrow a minimum of $1,000 and up to a maximum equal to the lesser of $50,000 or 50 percent of their vested account balance. The period of repayment may not exceed five years (except in the case of a loan to a Hunt Graphics bargaining unit employee for the purpose of acquiring a principal residence). Loans are required to be repaid through payroll deductions in equal periodic installments of principal and interest. The interest rate on a loan is one percentage point above the prime rate as published in The Wall Street Journal on the first business day of the month in which the loan is made (the Plan provides for use of a reasonable interest rate with respect to Hunt Graphics bargaining unit employees). Participant loans mature from January 9, 2002 to December 7, 2006 and bear interest at 6.00% to 10.5% at December 31, 2002.

4.   Investments

     The following presents investments that represent 5 percent or more of the Plan's net assets:



                                                                      December 31,
                                                     ----------------------------------------
                                                            2001                   2000
                                                     ----------------       ----------------
Hunt Corporation Common Stock,
     328,817 and 285,757 shares, respectively        $    2,531,223 *       $    1,397,890 *
JP Morgan Diversified Select Fund,
     181,425 and 160,424 shares, respectively             2,186,172              2,438,447
American Century Select Fund,
     169,952 and 157,359 shares, respectively             5,875,171              7,126,772
American Century Stable Fund,
     5,955,228 and 4,889,997 shares, respectively         5,955,228              4,889,997
American Century Ultra Fund,
     260,259 and 284,478 shares, respectively             7,193,547              9,208,537
American Century Value Fund,
     248,322 and 199,634 shares, respectively             1,738,259              1,273,659





     *Includes 1,476,810 and 743,505 of non-participant-directed investments.

Hunt Corporation
Savings Plan
Notes to Financial Statements
December 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------

     During 2001, 2000 and 1999, the Plan's investments (including gains and losses on investments bought and sold, as well as held during the year) appreciated (depreciated) in value as follows:


                                         2001           2000           1999

                   Mutual Funds   $(2,904,090)   $(4,688,272)   $ 3,711,882
                   Common Stock       826,573     (1,274,254)      (235,425)
                                  -----------    -----------    -----------
                                  $(2,077,517)   $(5,962,526)   $ 3,476,457
                                  ===========    ===========    ===========




5.   Nonparticipant-Directed

     Information about the net assets and the significant components of the changes in net assets relating to the nonparticipant-directed investments is as follows:




                                      2001           2000           1999
Net assets:
Hunt Corporation common stock    $ 1,476,810     $      743,505       $  1,268,325
Changes in net assets:
Contributions                        271,160            273,763            279,265
Dividends                             74,195             64,881             52,530
Net depreciation                     446,624           (730,160)          (134,640)
Benefits paid to participants        (58,674)          (133,304)           (85,807)
                                 -----------     --------------       ------------
                                 $   733,305     $     (524,820)      $    111,348
                                 ===========     ==============       ============



6.   Reconciliation of Financial Statements to Form 5500

     The following is a reconciliation of benefits paid to participants per the financial statements to the Form 5500 for the years ended December 31, 2001, 2000 and 1999:


                                                             2001                    2000                    1999
Benefits paid to participants per the
   financial statements                               $       1,692,465       $       3,675,701       $       2,090,826
                                                      -----------------       -----------------       -----------------
Benefits paid to participants per the Form 5500       $       1,692,465       $       3,675,701       $       2,090,826
                                                      =================       =================       =================

     Amounts allocated to withdrawing participants are recorded on the Form 5500 for benefit claims that have been processed and approved for payment prior to December 31 but not yet paid as of that date.

Hunt Corporation
Savings Plan
Notes to Financial Statements
December 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------

7.   Tax Status

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

8.   Related Party Transactions

     American Century Investors, Inc. is the recordkeeper and manager of the Plan's investments and as such, is a party-in-interest of the Plan.

     The Plan is interpreted, administered, and operated by an Administrative Committee comprised entirely of executives of the Company.

                                                    Schedule H, Part IV, Item 4i
Hunt Corporation
Savings Plan
Schedule of Assets (Held at End of Year)
--------------------------------------------------------------------------------


                                                     Description of Investment                                         Fair
Identity of Issuer                            Shares                Type                         Cost                  Value

*Hunt Corporation                            328,817            Common Stock                $    3,871,671        $    2,531,223

*American Century Investors Funds:
ACI Brokerage Fund                                               Mutual Fund                                              98,347
International Growth Fund                                        Mutual Fund                                             220,353
Select Fund                                                      Mutual Fund                                           5,875,171
Stable Fund                                                      Common/Collective Trust                               5,955,228
Ultra Fund                                                       Mutual Fund                                           7,193,547
Value Fund                                                       Mutual Fund                                           1,738,259

*JP Morgan
Diversified Select Fund                                          Mutual Fund                                           2,186,172
Smart Index Fund                                                 Mutual Fund                                             243,103
Cash Investment Fund                                             Mutual Fund                                               2,518

Lord Abbot & Company
Developing Growth Fund                                           Mutual Fund                                             149,183

Participant Loans                                                Participant loans with
                                                                 interest rates from 6.0%
                                                                 to 10.5%                                                966,459
                                                                                                                  --------------
Total Investments                                                                                                 $   27,159,563
                                                                                                                  ==============


*Party-in-interest