Form 10-Q
period 2002-06-02
HUNT CORP
filed 2002-07-16
CIK 49146

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                June 2, 2002
                               -------------------------------------------------

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
                                                --------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No__
                                       ---

As of July 1, 2002, there were outstanding 8,976,335 shares of the registrant's common stock.

                                                    HUNT CORPORATION


                                                          INDEX
                                                                                                              Page
                                                                                                            -------
PART I -          FINANCIAL INFORMATION

Item 1 -          Financial Statements

                    Condensed Consolidated Balance Sheets as of                                                   3
                    June 2, 2002 and December 2, 2001

                    Condensed Consolidated Statements of Income -                                                 4
                    Three Months and Six Months Ended June 2, 2002 and June 3, 2001

                    Consolidated Statements of Comprehensive Income (Loss) -                                      5
                    Three Months and Six Months Ended June 2, 2002 and June 3, 2001

                    Condensed Consolidated Statements of Cash Flows -                                             6
                    Six Months Ended June 2, 2002 and June 3, 2001

                    Notes to Condensed Consolidated Financial                                                 7 - 9
                    Statements


Item 2 -          Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                                       10-17


Item 3 -          Quantitative and Qualitative Disclosures about Market Risk                                     17



PART II -         OTHER INFORMATION

Item 1 -          Legal Proceedings                                                                              18

Item 2 -          Changes in Securities and Use of Proceeds                                                      18

Item 4 -          Submission of Matters to a Vote of Security Holders                                            19

Item 6 -          Exhibits and Reports on Form 8-K                                                               20

                    Signatures                                                                                   21

                                       Part I -  FINANCIAL INFORMATION                                                  Page 3

Item 1. Financial Statements

                                                     Hunt Corporation
                                          Condensed Consolidated Balance Sheets
                                    (In thousands except share and per share amounts)

                                                                                June 2,                   December 2,
                                          ASSETS                                  2002                        2001
                                                                             ---------------             ---------------
                                                                               (Unaudited)
Current assets:
     Cash and cash equivalents                                             $         29,392            $         25,966
     Accounts receivable, less allowance for doubtful
       accounts: 2002, $735; 2001, $1,031                                            19,798                      17,486
     Inventories:
         Raw materials                                                                3,763                       2,973
         Work in process                                                              1,722                       1,440
         Finished goods                                                               7,601                       4,976
                                                                             ---------------             ---------------
            Total inventories                                                        13,086                       9,389

     Deferred income taxes                                                            2,840                       5,834
     Prepaid expenses and other current assets                                        9,187                      14,101
                                                                             ---------------             ---------------
              Total current assets                                                   74,303                      72,776

Property, plant and equipment, less accumulated depreciation and amortization:
  2002, $44,666; 2001, $42,548                                                       22,645                      24,188
Goodwill                                                                                754                         754
Intangible assets                                                                        65                          65
Other assets                                                                          8,339                       8,604
                                                                             ---------------             ---------------
                       Total assets                                        $        106,106            $        106,387
                                                                             ===============             ===============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt                                     $          5,000            $          5,000
     Accounts payable                                                                 4,665                       4,428
     Accrued expenses                                                                18,567                      22,776
                                                                             ---------------             ---------------
              Total current liabilities                                              28,232                      32,204
Long-term debt, less current portion                                                 22,000                      22,000
Deferred income taxes                                                                   257                       1,004
Other non-current liabilities                                                        14,951                      14,106
Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.10 par value, authorized 1,000,000
       shares; none issued                                                              -                             -
     Common stock, $.10 par value, 40,000,000 shares
       authorized; issued:  2001 and 2000 -16,152,322 shares                          1,615                       1,615
     Capital in excess of par value                                                   7,412                       7,412
     Accumulated other comprehensive loss                                               (42)                          -
     Retained earnings                                                              132,394                     129,695
                                                                             ---------------             ---------------
                                                                                    141,379                     138,722
     Less cost of treasury stock:
     2002 - 7,175,987 shares; 2001 - 7,248,347 shares;                             (100,713)                   (101,649)
                                                                             ---------------             ---------------
                       Total stockholders' equity                                    40,666                      37,073
                                                                             ---------------             ---------------
                          Total liabilities and stockholders' equity       $        106,106            $        106,387
                                                                             ===============             ===============



                          See accompanying notes to condensed consolidated financial statements.




                                                     Hunt Corporation
                                     Condensed Consolidated Statements of Operations
                                                       (Unaudited)
                                         (In thousands except per share amounts)


                                                                   Three Months Ended               Six Months Ended
                                                                ------------------------        ------------------------
                                                                 June 2,         June 3,         June 2,         June 3,
                                                                  2002            2001            2002            2001
                                                                --------        --------        --------       ---------
Net sales                                                       $ 40,320        $ 39,135        $ 80,816        $ 81,398

Cost of sales                                                     23,382          23,352          47,918          48,235
                                                                --------        --------        --------        --------


   Gross profit                                                   16,938          15,783          32,898          33,163

Selling, general and administrative expenses                      12,688          12,984          24,869          25,720

Restructuring and other                                              121              51             202              92
                                                                --------        --------        --------        --------

   Income from operations                                          4,129           2,748           7,827           7,351


Interest expense                                                     572             981           1,133           2,054

Interest and other income, net                                      (306)           (108)           (977)           (356)
                                                                --------        --------        --------        --------

   Income from continuing operations
      before income taxes                                          3,863           1,875           7,671           5,653

Provision for income taxes                                         1,372             696           2,724           1,974
                                                                --------        --------        --------        --------

   Income from continuing operations                               2,491           1,179           4,947           3,679
                                                                --------        --------        --------        --------

Discontinued operations:
  Loss from discontinued business,
     net of tax benefit of $15 and $79                              --              (196)           --            (1,017)
                                                                --------        --------        --------        --------

Net income                                                      $  2,491        $    983        $  4,947        $  2,662
                                                                ========        ========        ========        ========

Basic earnings per common share:
   Income from continuing operations                            $   0.28        $   0.13        $   0.55        $   0.41
   Loss from discontinued business                                  --             (0.02)           --             (0.11)
                                                                --------        --------        --------        --------
Net income per share - Basic                                    $   0.28        $   0.11        $   0.55        $   0.30
                                                                ========        ========        ========        ========

Diluted earnings per common share:
   Income from continuing operations                            $   0.28        $   0.13        $   0.55        $   0.40
   Loss from discontinued business                                  --             (0.02)           --             (0.11)
                                                                --------        --------        --------        --------
Net income per share - Diluted                                  $   0.28        $   0.11        $   0.55        $   0.29
                                                                ========        ========        ========        ========

Dividends per common share                                      $ 0.1025        $ 0.1025        $  0.205        $  0.205
                                                                ========        ========        ========        ========



                          See accompanying notes to condensed consolidated financial statements.

                                                                                                                 Page 5

                                                     Hunt Corporation
                                  Consolidated Statements of Comprehensive Income (Loss)
                                                       (Unaudited)
                                                      (In thousands)


                                                                        Three Months Ended           Six Months Ended
                                                                       ---------------------       ---------------------
                                                                       June 2,       June 3,       June 2,       June 3,
                                                                         2002         2001           2002          2001
                                                                       -------       -------       -------       -------
Net income                                                             $ 2,491       $   983       $ 4,947       $ 2,662

Other comprehensive loss:
     Foreign currency translation adjustments, net of
      income tax benefit of $1,219 and $362                               --          (1,769)         --            (508)

     Currency hedging adjustments, net of income tax
        benefit of $18 and $23                                             (32)         --             (42)         --
                                                                       -------       -------       -------       -------

Other comprehensive loss                                                   (32)       (1,769)          (42)         (508)
                                                                       -------       -------       -------       -------
Comprehensive income (loss)                                            $ 2,459       $  (786)      $ 4,905       $ 2,154
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

                                                                                                                Page 6
                                                    Hunt Corporation
                                    Condensed Consolidated Statements of Cash Flows
                                                      (Unaudited)
                                                     (in thousands)



                                                                                           Six Months Ended
                                                                              ----------------------------------------
                                                                                  June 2,                 June 3,
                                                                                   2002                    2001
                                                                              ----------------        ----------------
Cash flows from operating activities:
Net income                                                                  $           4,947       $           2,662
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                                      2,437                   4,046
     Deferred income taxes                                                              2,247                    (162)
     (Gain) loss on disposals of property, plant and equipment                            245                     (10)
     Payment for patent infringement litigation                                             -                     102
     Payments/credits for special charges                                                (851)                   (306)
     Issuance of stock under management incentive bonus
         and stock grant plans                                                             71                      60
     Changes in operating assets and liabilities                                       (2,192)                 (1,713)
                                                                              ----------------        ----------------
          Net cash provided by operating activities                                     6,904                   4,679
                                                                              ----------------        ----------------

Cash flows from investing activities:
   Additions to property, plant and equipment                                          (1,033)                 (2,081)
   Other, net                                                                            (180)                   (205)
                                                                              ----------------        ----------------
         Net cash used for investing activities                                        (1,213)                 (2,286)
                                                                              ----------------        ----------------

Cash flows from financing activities:
   Proceeds from issuance of long-term debt                                                 -                   4,598
   Payments on long-term debt, including current maturities                                 -                  (4,522)
   Book overdrafts                                                                       (908)                 (2,012)
   Proceeds from exercise of stock options                                                443                       -
   Purchases of treasury stock                                                              -                  (3,680)
   Dividends paid                                                                      (1,827)                 (1,823)
   Other, net                                                                               -                      (5)
                                                                              ----------------        ----------------
         Net cash used for financing activities                                        (2,292)                 (7,444)
                                                                              ----------------        ----------------

Effect of exchange rate changes on cash                                                    27                     (56)
                                                                              ----------------        ----------------

Net increase (decrease) in cash and cash equivalents                                    3,426                  (5,107)

Cash and cash equivalents, beginning of period                                         25,966                  23,878
                                                                              ----------------        ----------------

Cash and cash equivalents, end of period                                    $          29,392       $          18,771
                                                                              ================        ================





                         See accompanying notes to condensed consolidated financial statements.

                                Hunt Corporation
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1. The accompanying condensed consolidated financial statements and related notes are unaudited; however, in management's opinion all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position at June 2, 2002 and the results of operations and cash flows for the periods shown have been made. Such statements are presented in accordance with the requirements of Quarterly Reports on Form 10-Q and do not contain certain information included in the Company's annual consolidated financial statements and notes. This Quarterly Report on Form 10-Q should be read in conjunction with the Company's consolidated financial statements and notes included in its 2001 Annual Report on Form 10-K. The results of operations for any interim period are not necessarily indicative of results for the full year.

2. Effective October 1, 2001, the Company sold its commercial Graphics Products business and related assets. The divested business had net sales of approximately $13.6 million and $28.1 million and after-tax losses of $.2 million and $1.0 million for the three months and six months ended June 3, 2001, respectively. The divested business is presented as a discontinued operation in the accompanying Condensed Consolidated Statements of Income. However, the Consolidated Statements of Comprehensive Income for the three months and six months ended June 3, 2001 and Condensed Consolidated Statements of Cash Flows for the six months ended June 3, 2001 have not been restated to reflect the discontinued operation.

3. A reconciliation of weighted average common shares outstanding to weighted average common shares outstanding assuming dilution in calculating the earnings per share is shown below (in thousands):

                                                                                              Three Months Ended
                                                                                      ---------------------------------
                                                                                           June 2,            June 3,
                                                                                             2002              2001
                                                                                      ---------------    --------------
Average common shares outstanding-basic                                                         8,938             8,892
Add: common equivalent shares representing shares
 issuable upon exercise of stock options and vesting of
 stock grants                                                                                     182                71
                                                                                      ---------------    --------------
Average common shares and dilutive securities outstanding                                       9,120             8,963
                                                                                      ===============    ==============


                                                                                               Six Months Ended
                                                                                      ---------------------------------
                                                                                           June 2,            June 3,
                                                                                             2002              2001
                                                                                      ---------------    --------------
Average common shares outstanding-basic                                                         8,922             8,977
Add: common equivalent shares representing shares issuable upon exercise of stock
options and vesting of stock grants                                                               128                56
                                                                                      ---------------    --------------
Average common shares and dilutive securities outstanding                                       9,050             9,033
                                                                                      ===============    ==============

                                Hunt Corporation
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)




4. The following table sets forth the details and the cumulative activity in the various accruals and reserves associated with the Company's 2001 cost reduction plan in the Condensed Consolidated Balance Sheet at June 2, 2002 (in thousands):

                                Balance at                                                         Balance at
                               December 2,         Provision/       Cash         Non-Cash           June 2,
                                  2001             (Credit)       Activity       Activity             2002
                            ---------------        ----------     --------      ----------        ------------
Lease obligations                      $256            -              (142)         -                     $114
Severance                             3,513               (20)        (604)         -                    2,889
Fixed assets                             38               (11)        -                (27)           -
Other                                    51                31          (82)         -                 -
                            ---------------        ----------     --------      ----------        ------------
Total                                $3,858            -              (828)            (27)             $3,003
                            ===============        ==========     ========      ==========       =============

The following table sets forth the details and the cumulative activity in the various accruals and reserves associated with the Company's 1999 restructuring plan in the Condensed Consolidated Balance Sheet at June 2, 2002 (in thousands):

                               Balance at                                                          Balance at
                               December 2,                          Cash          Non-Cash           June 2,
                                  2001               Credit       Activity        Activity            2002
                            ---------------        ----------     --------      ----------        ------------
Lease obligations                      $249            -               -                 7                $256
Severance                                23               (10)         (13)         -                 -
                            ---------------        ----------     --------      ----------        ------------
Total                                  $272               (10)         (13)              7                $256
                            ===============        ==========     ========      ==========        ============

5. As a result of the sale of the commercial Graphics Products business in fiscal 2001 (see Note 2 above) and its impact on the Company's internal organizational structure, the Company now has only a single reportable segment:
Consumer Products. All of the Company's long-lived assets are located in North America.

6. Effective December 3, 2001, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." Under this SFAS, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to periodic reviews for impairment. As a result, effective December 3, 2001, the Company no longer amortizes goodwill or intangible assets with indefinite lives. The Company has completed a transitional impairment review to identify whether there is an impairment to goodwill or indefinite-lived intangible assets using a fair value methodology. No such impairment loss was identified.

The Company's indefinite-lived intangible assets consist of trademarks, and the Company has no amortizable intangible assets.

                                Hunt Corporation
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


In conformity with SFAS No. 142, the results of prior periods have not been restated. The following is a reconciliation of the Company's net income and earnings per share for the three months and six months ended June 2, 2002 and June 3, 2001:

                                                                 Three Months Ended               Six Months Ended
                                                            ---------------------------       -------------------------
                                                              June 2,           June 3,         June 2,         June 3,
                                                                2002             2001            2002            2001
                                                            -----------        --------       ----------       --------
Net income:
 As reported                                                     $2,491            $983           $4,947         $2,662
 Amortization expense - goodwill                                -                   311             -               496
 Amortization expense - intangible  assets                      -                    24             -                49
                                                            -----------        --------       ----------       --------
 Adjusted net income                                             $2,491          $1,318           $4,947         $3,207
                                                            ===========        ========       ==========       ========

Basic earnings per share:
 As reported                                                       $.28            $.11             $.55           $.30
 Amortization expense - goodwill                                -                   .04             -               .06
 Amortization expense - intangible assets                       -                     -             -              -
                                                            -----------        --------       ----------       --------
 Adjusted earnings per share - Basic                               $.28            $.15             $.55           $.36
                                                            ===========        ========       ==========       ========

Diluted earnings per share:
 As reported                                                       $.28            $.11             $.55           $.29
 Amortization expense - goodwill                                -                   .04             -               .06
 Amortization expense - intangible assets                       -                     -             -              -
                                                            -----------        --------       ----------       --------
 Adjusted earnings per share - Diluted                             $.28            $.15             $.55           $.35
                                                            ===========        ========       ==========       ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Act of 1995. Such forward-looking statements represent management's assessment based upon information currently available, but are subject to risks and uncertainties which could cause actual results to differ materially from those set forth in the forward-looking statements. These risks and uncertainties include, but are not limited to, the Company's ability to successfully complete the implementation, and realize the anticipated benefits, of its restructuring and cost reduction plans on a timely basis; the effect of, and changes in, worldwide general economic conditions, including the severity and duration of any economic slowdown; price and availability of raw materials; foreign exchange rates; technological and other changes affecting the manufacture of and demand for the Company's products; dependence on maintaining key customers; competitive and other pressures in the marketplace; acts of terrorism; and other risks and uncertainties set forth herein and in the Company's 2001 Form 10-K and as may be set forth in the Company's subsequent press releases and/or Forms 10-Q, 8-K, and other filings with the Securities and Exchange Commission.

(Note: All earnings per share amounts in Management's Discussion and Analysis, including the paragraph immediately below, are presented on an after-tax, diluted basis.)

In November 2001, the Company initiated a cost reduction plan (the "2001 cost reduction plan") designed to reduce the Company's cost structure. This plan resulted primarily from the sale of the commercial Graphics Products business to Neschen AG in October 2001 and is expected to generate approximately $3.6 million of annualized pre-tax cost savings in fiscal 2002 and annualized pre-tax cost savings of approximately $4.7 million in future years. Pre-tax cost savings realized in the second quarter and first half of 2002 were approximately $.9 million ($.06 per share) and $1.4 million ($.10 per share), respectively. Although the Company expects to realize such future cost savings, there is no assurance that they will actually be achieved. The adoption of the 2001 cost reduction plan in the fourth quarter of fiscal 2001 resulted in the recognition of charges totaling $3.9 million pre-tax ($.30 per share) in that quarter which included employee severance costs, recognition of future lease obligations, and other related costs. In addition to the fiscal 2001 fourth quarter charges related to this plan, the Company expects to spend a total of approximately $1.0 million for plan implementation costs (which will be recorded as period costs as incurred) over the next three fiscal years. During the first half of fiscal 2002, the Company recognized $.1 million ($.01 per share) of such implementation costs, consisting primarily of outplacement expenses. See Notes 2 and 4 to the Condensed Consolidated Financial Statements herein.

As a result of the sale of the commercial Graphics Products business and subsequent cost reduction plan described in the preceding paragraph, management believes that the Company has simplified its operations and expects to improve the overall profitability and financial strength of the Company's continuing operations. Additionally, the Company's management and Board of Directors continue to review and evaluate various possible strategies that the Company might pursue to strengthen the Company and enhance shareholder value. Such potential strategies range from growing the Company through internal development, joint ventures, and/or acquisitions, to selling some or all of the Company.

Results of Operations

The following discussion is on a continuing operations basis.

Net Sales

Net sales from continuing operations of $40.3 million for the fiscal 2002 second quarter increased 3.0% from the fiscal 2001 second quarter, while net sales from continuing operations of $80.8 million for the first half of fiscal 2002 decreased 0.7% from the first half of fiscal 2001. The fiscal 2002 second quarter increase was largely due to higher sales of art/framing supplies products (up 4.0%) and office supplies products (up 0.9%), while the first half decrease was primarily due to lower sales of office supplies products (down 5.7%), partially offset by higher sales of art/framing supplies products (up 2.4%). Export sales increased 5.7% and decreased 2.9% in the fiscal 2002 second quarter and first half compared to the same prior year periods. The second quarter increase was primarily due to higher sales of art/framing products in Europe, while the first half decrease was largely due to lower sales in Canada. Management believes that the second quarter increase in sales was due to a combination of certain large customers replenishing inventory levels and to new distribution.

Gross Profit

The Company's gross profit percentage increased to 42.0% of net sales in the second quarter of fiscal 2002 from 40.3% in the second quarter of fiscal 2001, and was 40.7% in the first six months of fiscal years 2002 and 2001. Gross margin dollars increased $1.2 million and decreased $.3 million in the fiscal 2002 second quarter and first half, respectively, from the same prior year periods. The increases in the second quarter gross profit percentage and gross profit dollars relative to the prior year period were primarily the result of lower raw material and product costs, as well as lower manufacturing costs.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses decreased $.3 million, or 2.3%, in the second quarter of fiscal 2002 and $.9 million, or 3.3%, in the first half of fiscal 2002 compared to the same prior year periods. The decreases were the net result of lower marketing and selling expenses, partially offset by higher general and administrative expenses. The decreases in marketing and selling expenses were due to lower salaries and benefits expenses attributable to the costs savings resulting from the 2001 divestiture of the Company's commercial Graphics Products business, and to reduced discretionary marketing spending, partially offset by higher distribution and freight costs. The increases in general and administrative expenses were due principally to increases in accrued incentive compensation expenses and market value decreases in the cash surrender value of officers' life insurance policies, partially offset by lower bad debt expenses, decreases in reserves for customer deductions, and by reduced expenses resulting from the 2001 cost reduction plan (lower salaries and benefit expenses and lower rent expense).

Selling, general, and administrative expenses, as a percentage of net sales, were 31.5% and 30.8% in the second quarter and first half of fiscal 2002, respectively, and 33.2% and 31.6%, respectively, in the same prior year periods.

Restructuring and Other

During the first quarter and first half of fiscal 2002, the Company reduced by $10,000 a reserve related to its 1999 restructuring plan, and reversed an accrual of $33,000 established in connection with the implementation of the 1999 restructuring plan. These reductions reflected lower than anticipated severance expense. During the second quarter and first half of fiscal 2001, the Company recorded interest charges of $51,000 and $102,000, respectively, in connection with a previously reported patent infringement suit judgment.

The Company recorded net losses on disposals of property, plant and equipment of $121,000 and $245,000 during the second quarter and first half of fiscal 2002, respectively, and recorded a net gain of $10,000 in the first half of fiscal 2001.

Interest Expense

Interest expense in the fiscal 2002 second quarter and first half decreased to $.6 million and $1.1 million, respectively, from $1.0 million and $2.1 million in the fiscal 2001 second quarter and first half, respectively, due primarily to a principal repayment of $25 million on the Company's senior notes during the fourth quarter of fiscal 2001.

Interest and Other Income, net

Interest and other income, net increased to $.3 million and $1.0 million in the fiscal 2002 second quarter and first half, respectively, from $.1 million and $.4 million in the same prior year periods. The second quarter increase was due primarily to the favorable foreign currency revaluation of assets held for sale in connection with the 2001 divested business. The first half increase was due principally to management and other net fees of $.6 million for transition services rendered by the Company in connection with the sale of its commercial Graphics Products business to Neschen AG.

Provision for Income Taxes

The Company's effective income tax rate was 35.5% for the fiscal 2002 second quarter and first half, compared to 37.1% and 34.9% for the same prior year periods due principally to lower tax credits in fiscal 2002.

Financial Condition

The Company's overall financial condition improved during the first half of fiscal 2002. The Company's working capital increased to $46.1 million from $40.6 million, and its current ratio increased to 2.6 from 2.3 at the end of the second quarter of fiscal 2002 from the end of fiscal 2001. The Company's debt/capitalization percentage was 40% at the end of the fiscal 2002 second quarter compared to 42% at the end of fiscal 2001. Funds from operations and available cash balances were sufficient during the first six months of fiscal 2002 to fund additions to property, plant and equipment of $1.0 million, to pay cash dividends of $1.8 million, and to make cash payments of $.8 million related to the 2001 cost reduction plan.

Current assets increased to $74.3 million at the end of the second quarter of fiscal 2002 from $72.8 million at the end of fiscal 2001, largely as a result of higher cash and cash equivalents, accounts receivable balances, and inventories, partially offset by lower deferred tax assets and prepaid and other assets. The increase in cash and cash equivalents and the decrease in prepaid and other assets was due to the receipt of income tax refunds, as well as the receipt of amounts due to the Company from Neschen AG for transition services. Accounts receivable increased $2.3 million from the $17.5 million balance at the end of fiscal 2001 due to higher sales in the last month of the fiscal 2002 second quarter compared to the last month of fiscal 2001, payments to customers pursuant to customer incentive programs accrued at the end of fiscal 2001, and to lower bad debt reserve balances in the first half of 2002. The increase in inventories is due principally to inventory build-up in connection with the Company's back-to-school programs. The decrease in deferred tax assets was due primarily to current deductibility of reserves related to the divested business and the 2001 cost reduction plan.

Current liabilities decreased to $28.2 million at the end of the second quarter of fiscal 2002 from $32.2 million at the end of fiscal 2001. This decrease was largely attributable to reductions of accruals associated with the Company's 2001 divestiture of its commercial Graphics Products business ($3.2 million), and to settlement of amounts owed to Neschen AG ($1.5 million) in connection with the Company's 2001 divested business, partially offset by an increase in accrued incentive compensation ($1.1 million).

Although the Company currently has a revolving credit facility of $25 million, there were no outstanding borrowings under this facility at June 2, 2002.

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

Management believes that funds generated from operations, combined with its existing credit facilities, will be sufficient to meet currently anticipated working capital and other capital and debt service requirements. Should the Company require additional funds, management believes that the Company could obtain them at competitive costs. While subject to change, management currently expects that total fiscal 2002 expenditures for additions to property, plant and equipment to increase capacity and productivity will be approximately $2.5 million, of which approximately $1.0 million has been expended through the first six months of fiscal 2002. During the third quarter of fiscal 2002, the Company plans to pay the first of five annual principal repayments of $5 million with respect to its senior debt notes.

Outlook

The Company is optimistic about the outlook for its business for the second half of fiscal 2002. However, while management anticipates modest sales growth and stronger earnings for the 2002 full fiscal year, the economy remains uncertain and could adversely affect the anticipated results. In addition, the Company's ten largest customers account for a significant portion of its net sales and the loss of, or a reduction in net sales of the Company's products to, one or more of these customers could have a material adverse effect on the Company's future sales and earnings. Although the Company has experienced some cost reductions for certain of its raw materials during the first half of fiscal 2002, management expects cost increases for some of these raw materials during the second half of fiscal 2002. As a result of the Company's 2001 cost reduction plan, the Company expects to generate $2.2 million of additional pre-tax cost savings in the second half of fiscal 2002 and annualized pre-tax cost savings of approximately $4.7 million in future years. However, there is no assurance that such future cost savings will actually be achieved. In addition, management and the Board of Directors continue to review and evaluate various potential strategies that the Company might pursue to strengthen the Company and enhance shareholder value, ranging from growing the Company through internal development, joint ventures, and/or acquisitions, to selling some or all of the Company.

Critical Accounting Policies and Estimates

Critical accounting policies are those that involve subjective or complex judgments, often as a result of the need to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to customer programs, product returns, bad debts, inventories, valuation of long-lived assets, assets held for sale, intangible assets, cash surrender value of life insurance policies, a deferred cash account, income taxes, warranty obligations, restructuring, business divestitures, pensions and other employee benefit plans or arrangements, environmental matters, and contingencies and litigation. Management bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

[ ] The Company records estimated reductions to revenue for customer programs including special promotions and other volume-based incentives.

[ ] The Company maintains allowances for doubtful accounts for estimated losses resulting from the Company's review and assessment of its customers' ability to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required.

[ ] The Company provides for estimated costs of future anticipated product returns and warranty obligations based on historical experience.

[ ] The Company maintains reserves for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

[ ] The Company holds life insurance policies for all of its officers in connection with the Company's Supplemental Executive Benefits Plan. The carrying value of these policies is subject to changes in investment market conditions.

[ ] The Company maintains an accrual for a deferred cash account in connection with a long-term incentive compensation agreement with the Company's Chairman and former Chief Executive Officer, Donald L. Thompson. The value of this deferred cash account is tied to the Company's stock price, and this accrual is subject to changes in the fair market value of the Company's common stock.

[ ] The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event that the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

[ ] The Company accounts for its qualified defined benefit pension plans and Supplemental Executive Benefit Plan in accordance with Statement of Financial Accounting Standards ("SFAS") No. 87, "Employer's Accounting for Pensions," which requires that amounts recognized in the financial statements be determined on an actuarial basis. SFAS No. 87 requires that experience gains and losses, including the effects of the performance of the plan assets and changes in pension liability discount rates on the Company's computation of pension expense (income) be amortized over future periods to the extent that these fall outside a defined threshold under SFAS 87.

         The most significant elements in determining the Company's pension expense (income) in accordance with SFAS No. 87 are the expected return on plan assets and the discount rate to be used to calculate the present value of plan liabilities. Differences in expected returns and the actual return on plan assets and changes in the discount rate, as well as changes in actuarial assumptions and experience, may materially affect the pension expense (income) year to year.

New Accounting Standards

In June 2001, the Financial Accounting Standards Board ("FASB") approved the issuance of SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires that entities record as a liability obligations associated with the retirement of a tangible long-lived asset when such obligations are incurred, and capitalize the cost by increasing the carrying amount of the related long-lived asset. SFAS No. 143 will be effective for fiscal years beginning after June 15, 2002. The Company does not expect a material impact from the adoption of SFAS No. 143 on its consolidated financial statements.

In August 2001, the FASB approved the issuance of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and certain parts of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 establishes an accounting model based on SFAS No. 121 for long lived assets to be disposed of by sale, previously accounted for under APB Opinion No. 30. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company believes this Statement will not materially affect the Company's financial position or results of operations.

In April 2002, the FASB approved the issuance of SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 primarily affects the reporting requirements and classification of gains and losses from the extinguishment of debt and requires that certain lease modifications with economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The Company is currently assessing the impact of the adoption of this statement, but believes it will not materially affect the Company's financial position or results of operations.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the Company's market risk from that set forth in Part II, Item 7A of the Company's fiscal 2001 Form 10-K.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

As previously reported, the Company was the subject of a patent infringement suit in which a judgment originally was entered against the Company in fiscal 2000. The Company's appeal of this judgment and a petition to the U.S. Supreme Court were denied, and the Company paid the judgment and related costs in fiscal 2001, but indicated that it and its patent counsel continued to pursue other options for overturning the verdict. The Company is no longer pursuing such options.

Item 2 - Changes in Securities and Use of Proceeds

(c) During the second quarter of fiscal 2002, the Company issued from its treasury an aggregate of 4,360 unregistered common shares under its non-employee director compensation plan. Registration of such shares was not required because their issuance did not involve a "sale" under Section 2(3) of the Securities Act of 1933, or, alternatively, their issuance was exempt pursuant to the private offering provisions of that Act and the rules thereunder.

Item 4 - Submission of Matters to a Vote of Security Holders

(a) and (c)

The Company's Annual Meeting of Shareholders was held on April 17, 2002, and in connection therewith, proxies were solicited by management pursuant to Regulation 14 under the Securities Exchange Act of 1934. An aggregate of 8,903,975 shares of the Company's common stock ("Shares") were outstanding and entitled to vote at the meeting. At the meeting the following matters (not including ordinary procedural matters) were submitted to a vote of the holders of Shares, with the results indicated below:

1. Election of a class of three directors to serve until the 2005 Annual Meeting. The following persons, all of whom were serving as directors and were management's nominees for reelection, were reelected. There was no solicitation in opposition to such nominees. The tabulation of votes was as follows:

----------------------------------------------------------------------------------------------------------------
                                                                                      Withheld
          Nominee                                  For                    (including any broker nonvotes)
----------------------------------------------------------------------------------------------------------------
Donald D. Belcher                               8,390,869                             33,266
----------------------------------------------------------------------------------------------------------------
Bradley P. Johnson                              8,388,045                             34,092
----------------------------------------------------------------------------------------------------------------
Robert H. Rock                                  8,389,092                             35,043
----------------------------------------------------------------------------------------------------------------

2. Amendment to the Company's Restated Articles of Incorporation to provide that Subchapter E - Control Transactions of the Pennsylvania Business Corporation Law of 1988, as amended, shall not be applicable to the Company. The amendment of the Company's Restated Articles of Incorporation was approved. The tabulation of votes was as follows:

----------------------------------------------------------------------------------------------------------------
                                                                                        Abstentions
              For                                Against                     (including any broker nonvotes)
----------------------------------------------------------------------------------------------------------------
             6,560,622                           385,543                                  90,147
----------------------------------------------------------------------------------------------------------------

3. Ratification of appointment of independent accountants. The appointment of PricewaterhouseCoopers LLP as the Company's independent accountants for fiscal 2002 was ratified. The tabulation of votes was as follows:

----------------------------------------------------------------------------------------------------------------
                                                                                        Abstentions
              For                                Against                     (including any broker nonvotes)
----------------------------------------------------------------------------------------------------------------
             8,390,103                            16,786                                  17,244
----------------------------------------------------------------------------------------------------------------

Item 6 - Exhibits and Reports on Form 8-K
         ---------------------------------

(a)      Exhibits

         (3)(a)(1) - Restated Articles of Incorporation, and (2) Amendment, effective May 2, 2002, of Restated Articles of Incorporation (incorp. by ref. to Ex. 3(a)(1) and (2) to the Company's Form 8-A12B/A filed with the Commission in May 2002).

         (10)(h)(6) - Addendum to Transition and Separation Agreement dated May 30, 2002 between Hunt Corporation and Donald L. Thompson (filed herewith).

         (10)(j)(2) - Stock Grant Agreement dated as of January 2, 2001 between the Company and John W. Carney (filed herewith).

         (10)(k)(2) - Stock Grant Agreement dated as of January 2, 2001 between the Company and Bradley P. Johnson (filed herewith).

     (b) Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             HUNT  CORPORATION

Date             July 16, 2002               By /s/ Dennis S. Pizzica
           ------------------------            ---------------------------------
                                                Dennis S. Pizzica
                                                Vice President, Chief Financial
                                                Officer

Date             July 16, 2002               By /s/ Bradley P. Johnson
           ------------------------            ---------------------------------
                                                Bradley P. Johnson
                                                Chief Executive Officer and
                                                President

Date             July 16, 2002               By /s/ John Fanelli III
            ------------------------            --------------------------------
                                                John Fanelli III
                                                Vice President, Corporate
                                                Controller (Principal Accounting
                                                Officer)