Form 10-Q
period 2002-09-01
HUNT CORP
filed 2002-10-16
CIK 49146

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   September 1, 2002
                                ------------------------------------------------

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


         One Commerce Square 2005 Market Street, Philadelphia, PA 19103
--------------------------------------------------------------------------------
  (Address of principal executive offices)                     (Zip Code)

Registrant's telephone no., including area code         215-656-0300
                                                  ------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 126-2 of the Exchange Act of 1934. Yes    No X
                                                      ---   ---

As of September 30, 2002, there were outstanding 8,976,335 shares of the registrant's common stock.

                                HUNT CORPORATION


                                      INDEX
                                                                        Page
                                                                    ------------



PART I -   FINANCIAL INFORMATION

Item 1 -   Financial Statements

           Condensed Consolidated Balance Sheets as of                    3
           September 1, 2002 and December 2, 2001

           Condensed Consolidated Statements of Operations -              4
           Three Months and Nine Months Ended
           September 1, 2002 and September 2, 2001

           Consolidated Statements of Comprehensive Income (Loss) -       5
           Three Months and Nine Months Ended
           September 1, 2002 and September 2, 2001

           Condensed Consolidated Statements of Cash Flows -              6
           Nine Months Ended September 1, 2002 and September 2, 2001

           Notes to Condensed Consolidated Financial                      7 - 10
           Statements


Item 2 -   Management's Discussion and Analysis of Financial Condition    11-18
           and Results of Operations


Item 3 -   Quantitative and Qualitative Disclosures about Market Risk     19


Item 4 -   Controls and Procedures                                        20



PART II -  OTHER INFORMATION

Item 1 -   Legal Proceedings                                              21

Item 5 -   Other Information                                              21

Item 6 -   Exhibits and Reports on Form 8-K                               22

               Signatures                                                 23

               Certifications                                             24-25

                         Part I - FINANCIAL INFORMATION                   Page 3
                                  ---------------------

Item 1. Financial Statements
                                Hunt Corporation
                      Condensed Consolidated Balance Sheets
                (In thousands except share and per share amounts)

                                                                                  September 1,                 December 2,
                                           ASSETS                                    2002                         2001
                                                                                ----------------            ----------------
                                                                                  (Unaudited)
Current assets:
  Cash and cash equivalents                                                     $        27,098             $        25,966
  Accounts receivable, less allowance for doubtful
    accounts: 2002, $625; 2001, $1,031                                                   22,087                      17,486
  Inventories:
     Raw materials                                                                        3,521                       2,973
     Work in process                                                                      1,618                       1,440
     Finished goods                                                                       6,526                       4,976
                                                                                ----------------            ----------------
         Total inventories                                                               11,665                       9,389

  Deferred income taxes                                                                   3,804                       5,834
  Prepaid expenses and other current assets                                               6,809                      14,101
                                                                                ----------------            ----------------
           Total current assets                                                          71,463                      72,776

Property, plant and equipment, less accumulated depreciation and amortization:
  2002, $42,981; 2001, $42,548                                                           21,870                      24,188
Goodwill                                                                                    754                         754
Intangible assets                                                                            65                          65
Other assets                                                                              7,417                       8,604
                                                                                ----------------            ----------------
                       Total assets                                             $       101,569             $       106,387
                                                                                ================            ================

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt                                          $         5,000             $         5,000
     Accounts payable                                                                     2,799                       4,428
     Accrued expenses                                                                    18,687                      22,776
                                                                                ----------------            ----------------
              Total current liabilities                                                  26,486                      32,204
Long-term debt, less current portion                                                     17,000                      22,000
Deferred income taxes                                                                       189                       1,004
Other non-current liabilities                                                            14,267                      14,106
Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.10 par value, authorized 1,000,000
       shares; none issued                                                                   -                           -
     Common stock, $.10 par value, 40,000,000 shares
       authorized; issued:  2001 and 2000 -16,152,322 shares                              1,615                       1,615
     Capital in excess of par value                                                       7,412                       7,412
     Accumulated other comprehensive loss                                                   (18)                          -
     Retained earnings                                                                  135,086                     129,695
                                                                                ----------------            ----------------
                                                                                        144,095                     138,722
     Less cost of treasury stock:
     2002 - 7,175,987 shares; 2001 - 7,248,347 shares;                                 (100,468)                   (101,649)
                                                                                ----------------            ----------------
                       Total stockholders' equity                                        43,627                      37,073
                                                                                ----------------            ----------------
                          Total liabilities and stockholders' equity            $       101,569             $       106,387
                                                                                ================            ================

     See accompanying notes to condensed consolidated financial statements.

                                Hunt Corporation
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
                     (In thousands except per share amounts)


                                                              Three Months Ended                        Nine Months Ended
                                                      -----------------------------------------------------------------------------

                                                        September 1,       September 2,          September 1,        September 2,
                                                            2002               2001                  2002                2001
                                                      ----------------   ----------------      ----------------    ----------------
Net sales                                                     $41,970            $42,743              $122,786            $124,141

Cost of sales                                                  25,267             27,054                73,185              75,288
                                                      ----------------   ----------------      ----------------    ----------------

   Gross profit                                                16,703             15,689                49,601              48,853

Selling, general and administrative expenses                   12,523             13,292                37,392              39,015

Restructuring and other                                          (170)              (207)                   32                (115)
                                                      ----------------   ----------------      ----------------    ----------------

   Income from operations                                       4,350              2,604                12,177               9,953


Interest expense                                                  545              1,052                 1,678               3,107

Interest and other income, net                                   (342)               (31)               (1,319)               (389)
                                                      ----------------   ----------------      ----------------    ----------------

   Income from continuing operations
      before income taxes                                       4,147              1,583                11,818               7,235

Provision for income taxes                                      1,354                432                 4,078               2,405
                                                      ----------------   ----------------      ----------------    ----------------

   Income from continuing operations                            2,793              1,151                 7,740               4,830
                                                      ----------------   ----------------      ----------------    ----------------

Discontinued operations:
   Loss from discontinued business, net
     of tax benefit of $115 and $194 in 2001                        -             (1,132)                    -              (2,149)
   Gain (loss) on disposal of discontinued
     business, net of tax benefit
     of $554 in 2002 and $2,495 in 2001, respectively             934            (27,715)                  934             (27,715)
                                                      ----------------   ----------------      ----------------    ----------------

Net income (loss)                                              $3,727           ($27,696)               $8,674            ($25,034)
                                                      ================   ================      ================    ================

Basic earnings per common share:
   Income from continuing operations                            $0.31              $0.13                 $0.86               $0.54
   Loss from discontinued business                                  -              (0.13)                    -               (0.24)
   Gain (loss) on disposal of discontinued business              0.11              (3.11)                 0.11               (3.10)
                                                      ----------------   ----------------      ----------------    ----------------
Net income (loss) per share - Basic                             $0.42             ($3.11)                $0.97              ($2.80)
                                                      ================   ================      ================    ================

Diluted earnings per common share:
   Income from continuing operations                            $0.31              $0.13                 $0.85               $0.54
   Loss from discontinued business                                  -              (0.13)                    -               (0.24)
   Gain (loss) on disposal of discontinued business              0.10              (3.09)                 0.11               (3.08)
                                                      ----------------   ----------------      ----------------    ----------------
Net income (loss) per share - Diluted                           $0.41             ($3.09)                $0.96              ($2.78)
                                                      ================   ================      ================    ================

Dividends per common share                                    $0.1025            $0.1025               $0.3075             $0.3075
                                                      ================   ================      ================    ================



     See accompanying notes to condensed consolidated financial statements.

                                Hunt Corporation
             Consolidated Statements of Comprehensive Income (Loss)
                                   (Unaudited)
                                 (In thousands)


                                                              Three Months Ended                        Nine Months Ended
                                                      ----------------------------------------------------------------------------
                                                       September 1,         September 2,        September 1,         September 2,
                                                           2002                 2001                2002                 2001
                                                      --------------       --------------      --------------       --------------

Net income (loss)                                           $ 3,727             $(27,696)            $ 8,674            $ (25,034)

Other comprehensive income (loss):
   Foreign currency translation adjustments, net of
    income tax expense of $2,631 and $3,242                      -                 7,017                  -                 6,509

   Currency hedging adjustments, net of income tax
      expense (benefit) of $12 and ($9)                          24                   -                  (18)                  -
                                                      --------------       --------------      --------------       --------------

Other comprehensive income (loss)                                24                7,017                 (18)               6,509
                                                      --------------       --------------      --------------       --------------

Comprehensive income (loss)                                 $ 3,751             $(20,679)            $ 8,656            $ (18,525)
                                                      ==============       ==============      ==============       ==============


     See accompanying notes to condensed consolidated financial statements.

                                                                          Page 6
                                Hunt Corporation
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)


                                                                                      Nine Months Ended
                                                                           ----------------------------------------
                                                                             September 1,            September 2,
                                                                                2002                    2001
                                                                           ----------------        ----------------
Cash flows from operating activities:
Net income (loss)                                                          $         8,674         $       (25,034)
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                                   3,516                   5,964
     Deferred income taxes                                                           1,215                   1,256
     Loss on disposals of property, plant and equipment                                284                      22
     (Gain) loss on business divestitures                                             (589)                 27,715
     Payment for patent infringement litigation                                         -                   (3,919)
     Payments/credits for special charges                                           (1,296)                   (715)
     Issuance of stock under management incentive bonus
         and stock grant plans                                                          71                      60
     Changes in operating assets and liabilities                                    (1,722)                 (4,797)
                                                                           ----------------        ----------------
          Net cash provided by operating activities                                 10,153                     552
                                                                           ----------------        ----------------

Cash flows from investing activities:
   Additions to property, plant and equipment                                       (1,475)                 (2,960)
   Other, net                                                                         (175)                   (321)
                                                                           ----------------        ----------------
         Net cash used for investing activities                                     (1,650)                 (3,281)
                                                                           ----------------        ----------------

Cash flows from financing activities:
   Proceeds from issuance of long-term debt                                             -                    4,751
   Payments on long-term debt, including current maturities                         (5,000)                 (4,680)
   Book overdrafts                                                                    (356)                 (2,692)
   Proceeds from exercise of stock options                                             599                      -
   Purchases of treasury stock                                                          -                   (3,680)
   Dividends paid                                                                   (2,749)                 (2,734)
   Other, net                                                                          (22)                      8
                                                                           ----------------        ----------------
         Net cash used for financing activities                                     (7,528)                 (9,027)
                                                                           ----------------        ----------------

Effect of exchange rate changes on cash                                                157                      12
                                                                           ----------------        ----------------

Net increase (decrease) in cash and cash equivalents                                 1,132                 (11,744)

Cash and cash equivalents, beginning of period                                      25,966                  23,878
                                                                           ----------------        ----------------

Cash and cash equivalents, end of period                                   $        27,098         $        12,134
                                                                           ================        ================

     See accompanying notes to condensed consolidated financial statements.

                                Hunt Corporation
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1. The accompanying condensed consolidated financial statements and related notes are unaudited; however, in management's opinion all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position at September 1, 2002 and the results of operations and cash flows for the periods shown have been made. Such statements are presented in accordance with the requirements of Quarterly Reports on Form 10-Q and do not contain certain information included in the Company's annual consolidated financial statements and notes. This Quarterly Report on Form 10-Q should be read in conjunction with the Company's consolidated financial statements and notes included in its 2001 Annual Report on Form 10-K. The results of operations for any interim period are not necessarily indicative of results for the full year.

2. Effective October 1, 2001, the Company sold its commercial Graphics Products business and related assets. The divested business had net sales of approximately $12.3 million and $40.4 million and after-tax losses of $1.1 million and $2.1 million for the three months and nine months ended September 2, 2001, respectively. The divested business is presented as a discontinued operation in the accompanying Condensed Consolidated Statements of Income. However, the Consolidated Statements of Comprehensive Income for the three months and nine months ended September 2, 2001 and Condensed Consolidated Statements of Cash Flows for the nine months ended September 2, 2001 have not been restated to reflect the discontinued operation.

During the third quarter of fiscal 2001, the Company recorded an estimated after-tax loss of $28.2 million, or $3.16 per share, related to this sale. The charge included the loss on the sale of assets (net of the expected proceeds), severance costs, recognition of future lease obligations, and other related costs. The Company also recorded a tax benefit of $.5 million after-tax ($.05 per share) resulting from a resolution of a prior year tax exposure in connection with a 1997 divestiture. This item is included in the total tax benefit recorded for loss on disposal of discontinued business.

During the third quarter of fiscal 2002, the Company recorded a tax benefit of $.7 million resulting from additional tax benefit realized at the time of the fiscal 2001 federal income tax filing and resolution of a prior year tax exposure in connection with the commercial Graphics Products business. The Company also reduced by $.2 million after-tax certain of its accruals established in connection with a 1997 divestiture.


3. A reconciliation of weighted average common shares outstanding to weighted average common shares outstanding assuming dilution in calculating the earnings per share is shown below (in thousands):

                                Hunt Corporation
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

                                                                                 Three Months Ended
                                                                           ---------------------------------
                                                                              Sept. 1,           Sept. 2,
                                                                                2002               2001
                                                                           ---------------    --------------
Average common shares outstanding-basic                                             8,976             8,895
Add: common equivalent shares representing shares
 issuable upon exercise of stock options and vesting of
 stock grants                                                                         175                65
                                                                           ---------------    --------------
Average common shares and dilutive securities outstanding                           9,151             8,960
                                                                           ===============    ==============

                                                                                    Nine Months Ended
                                                                           ---------------------------------
                                                                              Sept. 1,           Sept. 2,
                                                                                2002               2001
                                                                           ---------------    --------------
Average common shares outstanding-basic                                             8,940             8,949

Add: common equivalent shares representing shares
 issuable upon exercise of stock options and vesting
 of stock grants                                                                      141                43
                                                                           ---------------    --------------
Average common shares and dilutive securities outstanding                           9,081             8,992
                                                                           ===============    ==============


4. The following table sets forth the details and the cumulative activity in the various accruals and reserves associated with the Company's 2001 cost reduction plan (which resulted primarily from the sale of the commercial Graphics Products business) in the Condensed Consolidated Balance Sheet at September 1, 2002 (in thousands):

                                Balance at                                                           Balance at
                                December 2,        Provision/        Cash          Non-Cash         September 1,
                                   2001             (Credit)       Activity        Activity             2002
                            -----------------------------------------------------------------------------------------
Lease obligations                     $256                 -           (220)             -                   $36
Severance                            3,513               (20)          (971)             -                 2,522
Fixed assets                            38               (11)            -              (27)                  -
Other                                   51                31            (82)             -                    -
                            -----------------------------------------------------------------------------------------
Total                               $3,858                 -         (1,273)            (27)              $2,558
                            =========================================================================================

The Company expects the cash payments of these accruals and reserves to be completed by the end of fiscal 2004.

                                Hunt Corporation
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

The following table sets forth the details and the cumulative activity in the various accruals and reserves associated with the Company's 1999 restructuring plan in the Condensed Consolidated Balance Sheet at September 1, 2002 (in thousands):

                                Balance at                                                           Balance at
                                December 2,                          Cash          Non-Cash         September 1,
                                   2001              Credit        Activity        Activity             2002
                            -----------------------------------------------------------------------------------------
Lease obligations                     $249                 -             -              22                  $271
Severance                               23                (10)          (13)             -                    -
                            -----------------------------------------------------------------------------------------
Total                                 $272                (10)          (13)            22                  $271
                            =========================================================================================


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

In conformity with SFAS No. 142, the results of prior periods have not been restated. The following is a reconciliation of the Company's net income and earnings per share for the three months and nine months ended September 1, 2002 and September 2, 2001:

                                Hunt Corporation
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

                                                                 Three Months Ended                Nine Months Ended
                                                          -------------------------------   -------------------------------
                                                             Sept. 1,          Sept. 2,        Sept. 1,          Sept. 2,
                                                               2002              2001            2002              2001
                                                          -------------     -------------   -------------     -------------
Net income (loss):
As reported                                                     $3,727          ($27,696)         $8,674          ($25,034)
Amortization expense - goodwill                                     -                299              -                795
Amortization expense - intangible assets                            -                 25              -                 74
                                                          -------------     -------------   -------------     -------------
Adjusted net income (loss)                                      $3,727          ($27,372)         $8,674          ($24,165)
                                                          =============     =============   =============     =============

Basic earnings per share:
As reported                                                       $.42            ($3.11)           $.97            ($2.80)
Amortization expense - goodwill                                     -                .03              -                .09
Amortization expense - intangible assets                            -                 -               -                 -
                                                          -------------     -------------    ------------     -------------
Adjusted earnings (loss) per share - Basic                        $.42            ($3.08)           $.97            ($2.71)
                                                          =============     =============    ============     =============

Diluted earnings per share:
As reported                                                       $.41            ($3.09)           $.96            ($2.78)
Amortization expense - goodwill                                     -                .03              -                .09
Amortization expense - intangible assets                            -                 -               -                 -
                                                          -------------     -------------    ------------     -------------
Adjusted earnings (loss) per share - Diluted                      $.41            ($3.06)           $.96            ($2.69)
                                                          =============     =============    ============     =============

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

In November 2001, the Company initiated a cost reduction plan (the "2001 cost reduction plan") designed to reduce the Company's cost structure. This plan resulted primarily from the sale of the commercial Graphics Products business to Neschen AG in October 2001 and related actions and is expected to generate approximately $3.6 million of annualized pre-tax cost savings in fiscal 2002 and annualized pre-tax cost savings of approximately $4.7 million in future years. Pre-tax cost savings realized in the third quarter and first nine months of 2002 were approximately $1.1 million ($.08 per share) and $2.5 million ($.18 per share), respectively. Although the Company expects to realize such future cost savings, there is no assurance that they will actually be achieved. The adoption of the 2001 cost reduction plan in the fourth quarter of fiscal 2001 resulted in the recognition of charges totaling $3.9 million pre-tax ($.30 per share) in that quarter which included employee severance costs (including certain separation costs for Donald L. Thompson, the Chairman of the Board and former Chief Executive Officer of the Company), recognition of future lease obligations, and other related costs. In addition to the fiscal 2001 fourth quarter charges related to this plan, the Company expects to spend a total of approximately $1.0 million for plan implementation costs (which will be recorded as period costs as incurred) over the next three fiscal years. During the first nine months of fiscal 2002, the Company recognized $.1 million ($.01 per share) of such implementation costs, consisting primarily of outplacement expenses. See Notes 2 and 4 to the Condensed Consolidated Financial Statements herein.

As a result of the sale of the commercial Graphics Products business and the subsequent cost reduction plan described in the preceding paragraph, management believes that the Company has simplified its operations and expects to improve the overall profitability and financial strength of the Company's continuing operations. Additionally, the Company's management and Board of Directors continue to review and evaluate various possible strategies that the Company might pursue to strengthen the Company and enhance shareholder value. Such potential strategies range from growing the Company through internal development, joint ventures, and/or acquisitions, to selling some or all of the Company.

Results of Operations
---------------------

The following discussion is on a continuing operations basis.

Net Sales
---------

Net sales from continuing operations of $42.0 million for the fiscal 2002 third quarter decreased 1.8% from the fiscal 2001 third quarter, while net sales from continuing operations of $122.8 million for the first nine months of fiscal 2002 decreased 1.1% from the first nine months of fiscal 2001. These net sales decreases were largely due to lower sales of office supplies products (down 8.9% for the third quarter and 6.8% year-to-date), partially offset by higher sales of art/framing supplies products (up 5.2% for the third quarter and 3.5% year-to-date). Export sales decreased 1.0% and 2.2% in the fiscal 2002 third quarter and first nine months, respectively, compared to the same prior year periods. The net decreases were primarily due to lower sales in Canada, partially offset by higher sales of consumer and art/framing products in Europe. Management believes that the third quarter decrease in sales was largely attributable to softness experienced by retailers in "back-to-school" sales, to the current uncertain economic situation in the U.S., and to product sales promotions offered in fiscal 2001 but not repeated in fiscal 2002.

Gross Profit
------------

The Company's gross profit percentage increased to 39.8% of net sales in the third quarter of fiscal 2002 from 36.7% in the third quarter of fiscal 2001, and increased to 40.4% of net sales for the first nine months of fiscal 2002 from 39.4% in the same period of fiscal 2001. Gross margin dollars increased $1.0 million and $.7 million in the fiscal 2002 third quarter and first nine months, respectively, from the same prior year periods. The increases in the gross profit percentages and gross profit dollars relative to the prior year periods were primarily the result of lower raw material and product costs, lower manufacturing costs, and lower unfavorable inventory adjustments.

Selling, General, and Administrative Expenses
---------------------------------------------

Selling, general, and administrative expenses decreased $.8 million, or 5.8%, in the third quarter and $1.6 million, or 4.2%, in the first nine months of fiscal 2002 compared to the same prior year periods. The third quarter decrease was primarily due to lower general and administrative expenses due principally to reduced salaries and benefits and rent expenses resulting from the 2001 cost reduction plan, reductions in accounts receivable reserves, and decreases in reserves for customer deductions, partially offset by increases in accrued incentive compensation expenses. The decrease for the first nine months of fiscal 2002 was due primarily to lower marketing and selling expenses

(principally lower salaries and benefits and other expenses as a result of the 2001 cost reduction plan), and lower general and administrative expenses due to the reasons discussed above for the third quarter, partially offset by market value decreases in the cash surrender value of officers' life insurance policies.

Selling, general, and administrative expenses, as a percentage of net sales, were 29.8% and 30.5% in the third quarter and first nine months of fiscal 2002, respectively, and 31.1% and 31.4%, respectively, in the same prior year periods.

Restructuring and Other
-----------------------

During the fiscal 2002 third quarter, the Company reduced by $.2 million a reserve established in connection with a 1997 business divestiture. This reserve reduction was related to lower than expected inventory returns. During the first nine months of fiscal 2002, the Company also reduced by $10,000 a reserve related to its 1999 restructuring plan, and reversed an accrual of $33,000 established in connection with the implementation of the 1999 restructuring plan.

During the fiscal 2001 third quarter, the Company reduced by $.2 million a reserve related to its 1999 restructuring plan, reflecting lower than anticipated severance expense. During the first nine months of fiscal 2001, the Company recorded interest charges of $.1 million in connection with a previously reported patent infringement suit judgment, and during the third quarter of fiscal 2001, the Company paid approximately $3.9 million to the plaintiff with respect to this judgment.

The Company recorded net losses on disposals of property, plant and equipment of $39,000 and $284,000 during the third quarter and first nine months of fiscal 2002, respectively, and recorded net losses of $23,000 and $13,000 during the third quarter and first nine months of fiscal 2001, respectively.

Interest Expense
----------------

Interest expense in the fiscal 2002 third quarter and first nine months decreased to $.5 million and $1.7 million, respectively, from $1.1 million and $3.1 million in the fiscal 2001 third quarter and first nine months, respectively, due primarily to a principal repayment of $25 million on the Company's senior notes during the fourth quarter of fiscal 2001 and the first of five annual principal repayments of $5.0 million during the third quarter of fiscal 2002 with respect to the Company's senior debt notes.

Interest and Other Income, net
------------------------------

Interest and other income, net increased to $.3 million and $1.3 million in the fiscal 2002 third quarter and first nine months, respectively, from $31,000 and $.4 million in the same prior year periods. The third quarter increase was due primarily to favorable foreign currency translation adjustments. The increase for the first nine months was due principally to favorable foreign currency translation adjustments, as well as management and other net fees of $.6 million for transition services rendered by the Company to Neschen AG in connection with the sale of its commercial Graphics Products business, partially offset by lower interest income due to lower interest rates.

Provision for Income Taxes
--------------------------

The Company's effective income tax rate for continuing operations was 32.7% and 34.5% for the fiscal 2002 third quarter and first nine months, respectively, compared to 27.3% and 33.2% for the same prior year periods. These increases were due principally to the effect of lower tax credits and lower favorable resolutions of prior years' tax exposures in fiscal 2002.

Financial Condition
-------------------

The Company's overall financial condition improved during the first nine months of fiscal 2002. The Company's working capital increased to $45.0 million from $40.6 million, and its current ratio increased to 2.7 from 2.3 at the end of the third quarter of fiscal 2002 from the end of fiscal 2001. The Company's debt/capitalization percentage was 34% at the end of the fiscal 2002 third quarter compared to 42% at the end of fiscal 2001. Funds from operations and available cash balances were sufficient during the first nine months of fiscal 2002 to make a principal repayment of $5.0 million with respect to its senior notes, to fund additions to property, plant and equipment of $1.5 million, to pay cash dividends of $2.7 million, and to make cash payments of $1.3 million related to the 2001 cost reduction plan.

Current assets decreased to $71.5 million at the end of the third quarter of fiscal 2002 from $72.8 million at the end of fiscal 2001, largely as a result of lower prepaid and other assets and deferred tax assets, partially offset by higher accounts receivable and inventories. The decrease of $7.2 million in prepaid and other assets was principally due to the receipt of amounts due to the Company from Neschen AG for transition services, receipt of income tax refunds, and to a reclassification of an income tax refund position to a deferred tax asset as a result of a net operating loss tax carryforward election in fiscal 2002. The decrease in deferred tax assets was due primarily to the current deductibility of reserves related to the divested commercial Graphics Products business and the 2001 cost reduction plan, and utilization of net operating loss carryforwards. Accounts receivable increased $4.6 million from the $17.5 million balance at the end of fiscal 2001 due to seasonal dating and back-to-school promotion programs, as well as lower bad debt reserve balances in the first nine months of 2002. The increase in inventories was due principally to the timing of purchases by the Company of finished goods inventories.

Current liabilities decreased to $26.5 million at the end of the third quarter of fiscal 2002 from $32.2 million at the end of fiscal 2001. This decrease was largely attributable to reductions of accruals associated with the Company's 2001 divestiture of its commercial Graphics Products business ($3.2 million), reductions of accounts payable ($1.6 million), settlement of amounts owed to Neschen AG ($1.5 million) in connection with the Company's 2001 divested business, reductions in accruals associated with the Company's 2001 cost reduction plan ($.7 million), and reductions in reserves established in connection with 1997 business divestitures ($.6 million), partially offset by an increase in accrued incentive compensation ($2.3 million).

Although the Company currently has a revolving credit facility of $25 million, there were no outstanding borrowings under this facility at September 1, 2002.

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

Management believes that funds generated from operations, combined with its existing credit facilities, will be sufficient to meet currently anticipated working capital and other capital and debt service requirements. Should the Company require additional funds, management believes that the Company could obtain them at competitive costs. While subject to change, management currently expects that total fiscal 2002 expenditures for additions to property, plant and equipment to increase capacity and productivity will be approximately $2.0 million, of which approximately $1.5 million has been expended through the first nine months of fiscal 2002.

Outlook
-------

The Company is optimistic about the outlook for its business for the fourth quarter of fiscal 2002 and anticipates stronger sales and earnings growth compared to the prior year fourth quarter. However, management expects such sales and earnings for the fiscal 2002 fourth quarter to be lower than the current reported results for the fiscal 2002 third quarter. While management anticipates modest sales growth and stronger earnings for the 2002 full fiscal year, the economy remains uncertain and could adversely affect the anticipated results. In addition, the Company's ten largest customers account for a significant portion of its net sales and the loss of, or a reduction in net sales of the Company's products to, one or more of these customers could have a material adverse effect on the Company's future sales and earnings. Although the Company has experienced some cost reductions for certain of its raw materials during the first nine months of fiscal 2002, the Company has experienced some cost increases for some of these raw materials during the fourth quarter of fiscal 2002. As a result of the Company's 2001 cost reduction plan, the Company expects to generate $1.1 million of additional pre-tax cost savings in the fourth quarter of fiscal 2002 and annualized pre-tax cost savings of approximately $4.7 million in future years, but there is no assurance that such future cost savings will actually be achieved. Furthermore, the Company anticipates considerable increases in its employee benefit costs (i.e., pension and medical) in fiscal 2003, expected to be partially offset by an incentive based cost reduction program.

In addition, management and the Board of Directors continue to review and evaluate various potential strategies that the Company might pursue to strengthen the Company and enhance shareholder value, ranging from growing the Company through internal development, joint ventures, and/or acquisitions, to selling some or all of the Company.

Critical Accounting Policies and Estimates
------------------------------------------

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

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

   o The Company records estimated reductions to revenue for customer programs, including special promotions and other volume-based incentives.

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

   o The Company holds life insurance policies for most of its officers in connection with the Company's Supplemental Executive Benefits Plan. The carrying value of these policies is subject to changes in investment market conditions. During the first nine months of fiscal 2002, the Company has experienced significant decreases in the market value of these policies, aggregating $.8 million.

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

   o The Company accounts for its qualified defined benefit pension plans and Supplemental Executive Benefit Plan in accordance with Statement of Financial Accounting Standards ("SFAS") No. 87, "Employer's Accounting for Pensions," which requires that amounts recognized in the financial statements be determined on an actuarial basis. SFAS No. 87 requires that experience gains and losses, including the effects of the performance of the plan assets and changes in pension liability discount rates on the Company's computation of pension expense (income) be amortized over future periods to the extent that these fall outside a defined threshold under SFAS 87.

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

New Accounting Standards
------------------------

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

In June 2002, the FASB approved the issuance of SFAS No. 146, "Accounting for Exit or Disposal Activities." SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (EITF) has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. The Company believes this Statement will not materially affect the Company's financial position or results of operations.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk
         ----------------------------------------------------------


There have been no material changes in the Company's market risk from that set forth in Part II, Item 7A of the Company's fiscal 2001 Form 10-K.

Item 4 - Controls and Procedures
         -----------------------


(a) Evaluation of disclosure controls and procedures
    ------------------------------------------------

     Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

(b) Changes in internal controls
    ----------------------------

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

(c) Asset-Backed issuers
    --------------------

     Not applicable.

PART II -  OTHER INFORMATION
           -----------------


Item 1 - Legal Proceedings
         -----------------

Reference is made to Part I, Item 3 of the Company's fiscal 2001 Form 10-K and to Part II, Item 1 of the Company's fiscal 2002 second quarter Form 10-Q.



Item 5 - Other Information
         -----------------

In addition to the Chief Executive Officer and Chief Financial Officer Certifications required by Section 302 of the Sarbanes-Oxley Act which are attached to this report following the signature page, the Company has submitted to the Securities and Exchange Commission as correspondence accompanying this report the Chief Executive Officer and Chief Financial Officer Certifications required by Section 906 of that Act.

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


                                       HUNT  CORPORATION

 Date       October 16, 2002        By /s/ Dennis S. Pizzica
            --------------------       -----------------------------------------
                                       Dennis S. Pizzica
                                       Vice President, Chief Financial Officer

 Date       October 16, 2002        By /s/ Bradley P. Johnson
            --------------------       -----------------------------------------
                                       Bradley P. Johnson
                                       Chief Executive Officer and President

 Date       October 16, 2002        By /s/ John Fanelli III
            --------------------       -----------------------------------------
                                       John Fanelli III
                                       Vice President, Corporate Controller
                                       (Principal Accounting Officer)

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Bradley P. Johnson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Hunt Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 16, 2002





/s/ Bradley P. Johnson
---------------------------------------------------
Bradley P. Johnson
Chief Executive Officer and President

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Dennis S. Pizzica, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Hunt Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 16, 2002





/s/ Dennis S. Pizzica
---------------------------------------------------
Dennis S. Pizzica
Vice President, Chief Financial Officer

                    Certification of Chief Executive Officer
              Pursuant to Section 906 of Sarbanes-Oxley Act of 2002



         I, Bradley P. Johnson, the Chief Executive Officer of Hunt Corporation (the "Company"), hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Form 10-Q of the Company for the quarterly period ended September 1, 2002 (the "Form 10-Q"), fully complies with requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) the information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.



Dated:   October 16, 2002

                                            /s/ Bradley P. Johnson
                                           -------------------------------------
                                           Bradley P. Johnson
                                           Chief Executive Officer and President

                    Certification of Chief FINANCIAL Officer
              Pursuant to Section 906 of Sarbanes-Oxley Act of 2002



         I, Dennis S. Pizzica, the Chief Financial Officer of Hunt Corporation (the "Company"), hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Form 10-Q of the Company for the quarterly period ended September 1, 2002 (the "Form 10-Q"), fully complies with requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) the information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:   October 16, 2002

                                          /s/ Dennis S. Pizzica
                                         ---------------------------------------
                                         Dennis S. Pizzica
                                         Vice President, Chief Financial Officer